Form 10-Q
period 2019-06-30
Health Sciences Acquisitions Corp
filed 2019-08-12
CIK 1764013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 12, 2019, there were 14,375,000 shares of common stock, $0.0001 par value, issued and outstanding.

HEALTH SCIENCES ACQUISITIONS CORPORTATION

Quarterly Report on Form 10-Q

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$1,911,852	$325,000
Prepaid expenses	162,093	—
Total Current Assets	2,073,945

Deferred offering costs	—	80,000
Cash and Marketable securities held in Trust Account	115,341,558	—
Total Assets	$117,415,503	$405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$24,600	$448
Accrued offering costs	—	80,000
Income taxes payable	66,467	—
Promissory note – related party	—	300,000
Total Current Liabilities	91,067	380,448

Deferred underwriting fee payable	4,025,000	—
Total Liabilities	4,116,067	380,448

Commitments and contingencies (Note 5)

Common stock subject to possible redemption, 10,829,943 shares at redemption value	108,299,430	—

Stockholders’ Equity
Common stock, $0.0001 par value; 30,000,000 shares authorized; 3,545,057 and 2,875,000 shares issued and outstanding (excluding 10,829,943 and no shares subject to possible redemption) as of June 30, 2019 and December 31, 2018, respectively (1)	355	288
Additional paid-in capital	4,817,800	24,712
Retained earnings/(Accumulated deficit)	181,851	(448)
Total Stockholders’ Equity	5,000,006	24,552
Total Liabilities and Stockholders’ Equity	$117,415,503	$405,000

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019

Operating costs	$67,742	$67,742
Franchise taxes	24,600	25,050
Loss from operations	(92,342)	(92,792)

Other income:
Interest income	341,558	341,558

Income before provision for income taxes	249,216	248,766
Provision for income taxes	(66,467)	(66,467)
Net income	$182,749	$182,299

Weighted average shares outstanding of redeemable common stock	11,500,000	11,500,000
Basic and diluted net income per share, redeemable common stock	$0.02	$0.02

Weighted average shares outstanding of non-redeemable common stock	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.02)	$(0.02)

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

	Common Stock (1)		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance – January 1, 2019	2,875,000	$288	$24,712	$(448)	$24,552

Net loss	—	—	—	(450)	(450)

Balance – March 31, 2019 (unaudited)	2,875,000	$288	$24,712	$(898)	$24,102

Sale of 11,500,000 Units, net of underwriting discounts and offering costs	11,500,000	1,150	108,091,435	—	108,092,585

Sale of 10,000,000 Private Warrants	—	—	5,000,000	—	5,000,000

Common stock subject to possible redemption	(10,829,943)	(1,083)	(108,298,347)	—	(108,299,430)

Net income	—	—	—	182,749	182,749

Balance – June 30, 2019 (unaudited)	3,545,057	$355	$4,817,800	$181,851	$5,000,006

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$182,299
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(341,588)
Changes in operating assets and liabilities:
Prepaid expenses	(162,093)
Accrued expenses	24,152
Income taxes payable	66,467
Net cash used in operating activities	(230,733)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	5,000,000
Advances from related party	50,000
Repayment of advances from related party	(50,000)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(582,415)
Net cash provided by financing activities	116,817,585

Net Change in Cash	1,586,852
Cash – Beginning of period	325,000
Cash – End of period	$1,911,852

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$108,116,280
Change in value of common stock subject to possible redemption	$183,150
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

As of June 30, 2019, the Company had not commenced any operations, other than searching for a target business. All activity for the period from December 6, 2018 (inception) through June 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $6,907,415, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees and $582,415 of other offering costs. At June 30, 2019, $1,911,852 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

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

JUNE 30, 2019

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

In order to protect the amounts held in the Trust Account, the initial stockholders have agreed to be liable to the Company if and to the extent any claims by a vendor for services rendered or products sold to the Company, or a prospective target business with which the Company has discussed entering into a transaction agreement, reduce the amounts in the Trust Account to below $10.00 per Public Share, except as to any claims by a third party who executed a valid and enforceable agreement with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account and except as to any claims under our indemnity of the underwriters from our Initial Public Offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, the initial stockholders will not be responsible to the extent of any liability for such third-party claims. The Company will seek to reduce the possibility that the initial stockholders will have to indemnify the Trust Account due to claims of creditors by endeavoring to have all vendors, service providers (except the Company’s independent registered accounting firm), prospective target businesses or other entities with which the Company does business, execute agreements with the Company waiving any right, title, interest or claim of any kind in or to monies held in the Trust Account.

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 10, 2019, as well as the Company’s Current Report on Form 8-K, as filed with the SEC on May 15, 2019. The interim results for the three and six months ended June 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future periods.

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

Use of estimates

The preparation of condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed financial statements and the reported amounts of revenues and expenses during the reporting period.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheet.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the balance sheet date that were directly related to the Initial Public Offering. Offering costs amounting to $6,907,415 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of June 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $14,000 and $0, respectively, which had a full valuation allowance recorded against it of approximately $4,000 and $30, respectively. Deferred tax assets were not deemed to be material as of June 30, 2019 and December 31, 2018.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and six months ended June 30, 2019, the Company recorded income tax expense of approximately $66,000 respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and six months ended June 30, 2019 was approximately 26.7% respectively which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of June 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net loss per share

Net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. The Company has not considered the effect of warrants sold in the Initial Public Offering and private placement to purchase an aggregate of 10,750,000 shares of common stock in the calculation of diluted income (loss) per share, since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive under the treasury stock method.

The Company’s statements of operations includes a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes of approximately $92,000, by the weighted average number of shares of redeemable common stock outstanding. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At June 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s condensed financial statements.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

Promissory Note – Related Party

On December 19, 2018, the Sponsor agreed to loan the Company an aggregate of up to $300,000 to cover expenses related to the Initial Public Offering (the “Promissory Note”). The Promissory Note was non-interest bearing and payable on the completion of the Initial Public Offering. The outstanding amount of $300,000 under the Promissory Note was repaid May 15, 2019.

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $200,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Warrants. There were no borrowings under the Working Capital Loans as of June 30, 2019.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the May 9, 2019 through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. For the three and six months ended June 30, 2019, the Company incurred $20,000 in fees for these services.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 6. STOCKHOLDER’S EQUITY

Common Stock — On May 9, 2019, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At June 30, 2019 and December 31, 2018, there were 3,545,057 and 2,875,000 shares of common stock issued and outstanding, excluding 10,829,943 and no shares of common stock subject to possible redemption, respectively. As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

JUNE 30, 2019

(Unaudited)

NOTE 7. FAIR VALUE MEASUREMENTS

The Company classifies its U. S. Treasury and equivalent securities as held-to-maturity in accordance with ASC 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2019, assets held in the Trust Account were comprised of $8,783 in cash and $115,332,775 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at June 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
June 30, 2019	U.S. Treasury Securities (Mature on 11/14/2019)	$115,332,775	$114,349	$115,447,124

The fair value of the Company’s financial assets and liabilities reflects management’s estimate of amounts that the Company would have received in connection with the sale of the assets or paid in connection with the transfer of the liabilities in an orderly transaction between market participants at the measurement date. In connection with measuring the fair value of its assets and liabilities, the Company seeks to maximize the use of observable inputs (market data obtained from independent sources) and to minimize the use of unobservable inputs (internal assumptions about how market participants would price assets and liabilities). The following fair value hierarchy is used to classify assets and liabilities based on the observable inputs and unobservable inputs used in order to value the assets and liabilities:

Level 1:	Quoted prices in active markets for identical assets or liabilities. An active market for an asset or liability is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2:	Observable inputs other than Level 1 inputs. Examples of Level 2 inputs include quoted prices in active markets for similar assets or liabilities and quoted prices for identical assets or liabilities in markets that are not active.

Level 3:	Unobservable inputs based on our assessment of the assumptions that market participants would use in pricing the asset or liability.

NOTE 8. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based on this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception through May 14, 2019 were organizational activities and those necessary to prepare for the Initial Public Offering, described below. Subsequent to May 14, 2019, we have been seeking a target business to acquire. We do not expect to generate any operating revenues until after the completion of our Business Combination. We expect to generate non-operating income in the form of interest income on marketable securities held after the Initial Public Offering. We expect that we will incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three and six months ended June 30, 2019, we had net income of $182,749 and $182,299, respectively, which consists of interest income on marketable securities held in the Trust Account of $341,558, offset by operating costs of $92,342 and $92,792, respectively, and a provision for income taxes of $66,467.

Liquidity and Capital Resources

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

Following the Initial Public Offering, the exercise of the over-allotment option and the sale of the Private Warrants, a total of $115,000,000 was placed in the Trust Account. We incurred $6,907,415 in transaction costs, including $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees and $582,415 of other costs.

For the six months ended June 30, 2019, cash used in operating activities was $230,733. Net income of $182,299 was offset by interest earned on marketable securities held in the Trust Account of $341,558. Changes in operating assets and liabilities used $71,474 of cash from operating activities.

As of June 30, 2019, we had cash and marketable securities held in the Trust Account of $115,341,558. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less deferred underwriting commissions and income taxes payable), to complete our Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

As of June 30, 2019, we had $1,911,852 of cash held outside of the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Common stock subject to possible redemption

We account for our common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. Our common stock features certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of our balance sheets.

Net loss per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the period.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION

Date: August 12, 2019		/s/ Roderick Wong
	Name:	Roderick Wong, MD
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2019		/s/ Naveen Yalamanchi
	Name:	Naveen Yalamanchi, MD
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)