Form 10-Q
period 2019-09-30
Health Sciences Acquisitions Corp
filed 2019-11-13
CIK 1764013

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 13, 2019, there were 14,375,000 shares of common stock, $0.0001 par value, issued and outstanding.

HEALTH SCIENCES ACQUISITIONS CORPORTATION

Quarterly Report on Form 10-Q

i

PART 1 - FINANCIAL INFORMATION

Item 1. Interim Financial Statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED BALANCE SHEETS

	September 30,	December 31,
	2019	2018
	(Unaudited)
ASSETS
Current assets
Cash	$1,610,350	$325,000
Prepaid expenses	152,103	—
Total Current Assets	1,762,453	325,000

Deferred offering costs	—	80,000
Cash and marketable securities held in Trust Account	116,024,698	—
Total Assets	$117,787,151	$405,000

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accrued expenses	$306,115	$448
Accrued offering costs	—	80,000
Income taxes payable	31,510	—
Promissory note – related party	—	300,000
Total Current Liabilities	337,625	380,448

Deferred underwriting fee payable	4,025,000	—
Total Liabilities	4,362,625	380,448

Commitments and contingencies (Note 5)

Common stock subject to possible redemption, 10,842,452 shares at redemption value	108,424,520	—

Stockholders’ Equity
Common stock, $0.0001 par value; 30,000,000 shares authorized; 3,532,548 and 2,875,000 shares issued and outstanding (excluding 10,842,452 and no shares subject to possible redemption) as of September 30, 2019 and December 31, 2018, respectively (1)	353	288
Additional paid-in capital	4,692,712	24,712
Retained earnings/(Accumulated deficit)	306,941	(448)
Total Stockholders’ Equity	5,000,006	24,552
Total Liabilities and Stockholders’ Equity	$117,787,151	$405,000

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019

Operating costs	$395,157	$462,899
Franchise taxes	24,600	49,650
Loss from operations	(419,757)	(512,549)

Other income:
Interest income	683,140	1,024,698

Income before provision for income taxes	263,383	512,149
Provision for income taxes	(138,293)	(204,760)
Net income	$125,090	$307,389

Weighted average shares outstanding of redeemable common stock	11,500,000	11,500,000
Basic and diluted net income per share, redeemable common stock	$0.05	$0.07

Weighted average shares outstanding of non-redeemable common stock(1)	2,875,000	2,875,000
Basic and diluted net loss per share, non-redeemable common stock	$(0.14)	$(0.16)

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

	Common Stock (1)		Additional Paid	Retained Earnings/ (Accumulated	Total Stockholders’
	Shares	Amount	in Capital	Deficit)	Equity
Balance – January 1, 2019	2,875,000	$288	$24,712	$(448)	$24,552

Net loss	—	—	—	(450)	(450)

Balance – March 31, 2019 (unaudited)	2,875,000	$288	$24,712	$(898)	$24,102

Sale of 11,500,000 Units, net of underwriting discounts and offering costs	11,500,000	1,150	108,091,435	—	108,092,585

Sale of 10,000,000 Private Warrants	—	—	5,000,000	—	5,000,000

Common stock subject to possible redemption	(10,829,943)	(1,083)	(108,298,347)	—	(108,299,430)

Net income	—	—	—	182,749	182,749

Balance – June 30, 2019 (unaudited)	3,545,057	355	4,817,800	181,851	5,000,006

Change in value of common stock subject to possible redemption	(12,509)	(2)	(125,088)	—	(125,090)

Net income	—	—	—	125,090	125,090

Balance – September 30, 2019 (unaudited)	3,532,548	$353	$4,692,712	$306,941	$5,000,006

(1)	Included up to 375,000 shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. As a result of the underwriters election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture. (see Note 4).

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

CONDENSED STATEMENT OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2019

(Unaudited)

Cash Flows from Operating Activities:
Net income	$307,389
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on cash and marketable securities held in Trust Account	(1,024,698)
Changes in operating assets and liabilities:
Prepaid expenses	(152,103)
Accrued expenses	305,667
Income taxes payable	31,510
Net cash used in operating activities	(532,235)

Cash Flows from Investing Activities:
Investment of cash into Trust Account	(115,000,000)
Net cash used in investing activities	(115,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	112,700,000
Proceeds from sale of Private Warrants	5,000,000
Advances from related party	50,000
Repayment of advances from related party	(50,000)
Repayment of promissory note – related party	(300,000)
Payment of offering costs	(582,415)
Net cash provided by financing activities	116,817,585

Net Change in Cash	1,285,350
Cash – Beginning of period	325,000
Cash – End of period	$1,610,350

Supplementary cash flow information:
Cash paid for income taxes	$173,250

Non-Cash investing and financing activities:
Initial classification of common stock subject to possible redemption	$108,116,280
Change in value of common stock subject to possible redemption	$308,240
Deferred underwriting fee payable	$4,025,000

The accompanying notes are an integral part of the unaudited condensed financial statements.

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

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

As of September 30, 2019, the Company had not commenced any operations, other than searching for a target business. All activity for the period from December 6, 2018 (inception) through September 30, 2019 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $6,907,415, consisting of $2,300,000 of underwriting fees, $4,025,000 of deferred underwriting fees and $582,415 of other offering costs. At September 30, 2019, $1,610,350 of cash was held outside of the Trust Account (as defined below) and is available for working capital purposes.

Following the closing of the Initial Public Offering on May 14, 2019, an amount of $115,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Warrants was placed in a trust account (“Trust Account”) which will be invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), with a maturity of 185 days or less or in any open-ended investment company that holds itself out as a money market fund meeting the conditions of Rule 2a-7 of the Investment Company Act, as determined by the Company, until the earlier of: (i) the completion of a Business Combination or (ii) the distribution of the Trust Account, as described below.

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

SEPTEMBER 30, 2019

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

SEPTEMBER 30, 2019

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

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s prospectus for its Initial Public Offering as filed with the SEC on May 10, 2019, as well as the Company’s Current Report on Form 8-K , as filed with the SEC on May 15, 2019. The interim results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results to be expected for the year ended December 31, 2019 or for any future periods.

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

Use of estimates

The preparation of the unaudited condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed financial statements and the reported amounts of revenues and expenses during the reporting periods.

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

SEPTEMBER 30, 2019

(Unaudited)

Common stock subject to possible redemption

The Company accounts for its common stock subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Common stock subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable common stock (including common stock that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, common stock is classified as stockholders’ equity. The Company’s common stock features certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2019, common stock subject to possible redemption is presented as temporary equity, outside of the stockholders’ equity section of the Company’s condensed balance sheets.

Offering costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering date that were directly related to the Initial Public Offering. Offering costs amounting to $6,907,415 were charged to stockholders’ equity upon the completion of the Initial Public Offering.

Income taxes

The Company follows the asset and liability method of accounting for income taxes under ASC 740, “Income Taxes.” Deferred tax assets and liabilities are recognized for the estimated future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that included the enactment date. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. As of September 30, 2019 and December 31, 2018, the Company had a deferred tax asset of approximately $97,000 and $0, respectively, which had a full valuation allowance recorded against it of approximately $97,000 and $0, respectively.

The Company’s currently taxable income primarily consists of interest income on the Trust Account. The Company’s general and administrative costs are generally considered start-up costs and are not currently deductible. During the three and nine months ended September 30, 2019, the Company recorded income tax expense of approximately $138,000 and $205,000, respectively, primarily related to interest income earned on the Trust Account. The Company’s effective tax rate for the three and nine months ended September 30, 2019 was approximately 52.5% and 40.0%, respectively, which differs from the expected income tax rate due to the start-up costs (discussed above) which are not currently deductible.

ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. There were no unrecognized tax benefits and no amounts accrued for interest and penalties as of September 30, 2019 and December 31, 2018. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The Company is subject to income tax examinations by major taxing authorities since inception.

Net income (loss) per share

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

The Company’s statements of operations include a presentation of income (loss) per share for common shares subject to redemption in a manner similar to the two-class method of income (loss) per share. Net income per common share, basic and diluted for redeemable common stock is calculated by dividing the interest income earned on the Trust Account (net of applicable franchise and income taxes of approximately $163,000 and $254,000 for the three and nine months ended September 30, 2019, respectively) by the weighted average number of shares of redeemable common stock outstanding. Net loss per common share, basic and diluted for non-redeemable common stock is calculated by dividing the net income (loss), less income attributable to redeemable common stock, by the weighted average number of non-redeemable common stock outstanding for the period. Non-redeemable common stock includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

Concentration of credit risk

Financial instruments that potentially subject the Company to concentration of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At September 30, 2019 and December 31, 2018, the Company had not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recently issued accounting standards

Management does not believe that any recently issued, but not yet effective, accounting pronouncements, if currently adopted, would have a material effect on the Company’s unaudited condensed financial statements.

NOTE 3. INITIAL PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 11,500,000 Units at a purchase price of $10.00 per Unit, which includes the full exercise by the underwriters of their option to purchase an additional 1,500,000 Units at $10.00 per Unit. Each Unit consists of one share of common stock and one redeemable warrant (“Public Warrant”). Each Public Warrant entitles the holder to purchase one-half of one share of common stock at a price of $11.50 per whole share, subject to adjustment (see Note 7).

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

SEPTEMBER 30, 2019

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

Related Party Loans

In addition, in order to finance transaction costs in connection with a Business Combination, the initial stockholders or their affiliates may, but are not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans, but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination, without interest, or, at the lender’s discretion, up to $200,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $0.50 per warrant. The warrants would be identical to the Private Warrants. There were no borrowings under the Working Capital Loans as of September 30, 2019.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on the May 9, 2019 through the earlier of the Company’s consummation of a Business Combination or its liquidation, the Company will pay the Sponsor a total of $10,000 per month for office space, utilities and secretarial support. For the three and nine months ended September 30, 2019, the Company incurred $30,000 and $50,000, respectively, in fees for these services.

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

NOTE 6. SHARE EXCHANGE AGREEMENT

On September 29, 2019, the Company entered into a share exchange agreement (the “Share Exchange Agreement”) with Immunovant Sciences Ltd. (“Immunovant”), a biopharmaceutical company focused on enabling normal lives for patients with autoimmune diseases, and shareholders of Immunovant, including Roivant Sciences Ltd. (“Roivant”). Upon the closing of the transactions contemplated in the Share Exchange Agreement (the “Closing”), among other things, the Company will acquire all of the issued and outstanding shares of Immunovant, and Immunovant will become a wholly owned subsidiary of the Company (the “Immunovant Business Combination”). Upon the Closing, the Company will change its name to “Immunovant, Inc.”

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

As a result of the Immunovant Business Combination, an aggregate of approximately 43,000,000 shares of the Company’s common stock will be issued (or reserved for issuance pursuant to currently exercisable options) and 10,000 shares of the Company’s Series A preferred stock be issued to Roivant) in respect of shares of Immunovant capital stock and exercisable options that are issued and outstanding as of immediately prior to the Closing, subject to pre-closing adjustment for certain indebtedness of Immunovant (other than indebtedness convertible into Immunovant capital stock).

On the closing date of the Immunovant Business Combination, each option to purchase Immunovant’s common shares (each, a “Company Option”) that is outstanding under Immunovant’s equity incentive plan immediately prior to the Closing, and each option or restricted stock units, whether vested or unvested, will, automatically and without any required action on the part of any holder or beneficiary thereof, be assumed by the Company and converted into an option to purchase shares of the Company’s common stock (each, a “Converted Option”), subject to pre-closing adjustment for certain indebtedness of Immunovant (other than indebtedness convertible into Immunovant’s common shares). Each Converted Option shall continue to have and be subject to the same terms and conditions as were applicable to such Company Option immediately before the Closing (including expiration date, vesting conditions, and exercise provisions).

The Share Exchange Agreement also calls for additional agreements, including, among others, the Sponsor Restricted Stock Agreement, the Lock-Up Agreement, and the Registration Rights Agreement.

The Business Combination will be consummated subject to the deliverables and provisions as further described in the Share Exchange Agreement.

NOTE 7. STOCKHOLDERS’ EQUITY

Common Stock — On May 9, 2019, the Company filed an Amended and Restated Certificate of Incorporation such that the Company is authorized to issue 30,000,000 shares of common stock with a par value of $0.0001 per share. Holders of common stock are entitled to one vote for each share. At September 30, 2019 and December 31, 2018, there were 3,532,548 and 2,875,000 shares of common stock issued and outstanding, excluding 10,842,452 and no shares of common stock subject to possible redemption, respectively. As a result of the underwriters’ election to fully exercise their over-allotment option, 375,000 Founder Shares are no longer subject to forfeiture.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION

NOTES TO CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2019

(Unaudited)

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

NOTE 8. FAIR VALUE MEASUREMENTS

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

At September 30, 2019, assets held in the Trust Account were comprised of $8,823 in cash and $116,015,875 in U.S. Treasury Bills.

The gross holding losses and fair value of held-to-maturity securities at September 30, 2019 are as follows:

	Held-To-Maturity	Amortized Cost	Gross Holding Gain	Fair Value
September 30, 2019	U.S. Treasury Securities (Mature on 11/14/2019)	$116,015,875	$80,482	$116,096,357

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

Transfers to/from Levels 1, 2, and 3 are recognized at the end of the reporting period. There were no transfers between levels of the hierarchy for the three and nine months ended September 30, 2019. Level 1 instruments include investments in U.S. Treasury securities with an original maturity of 180 days or less.

NOTE 9. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the condensed financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the condensed financial statements.

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act that are not historical facts and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements, other than statements of historical fact included in this Form 10-Q including, without limitation, statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s final prospectus for its Initial Public Offering filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Recent Developments

On September 29, 2019, we entered into a share exchange agreement (the “Share Exchange Agreement”) with Immunovant Sciences Ltd. (“Immunovant”), pursuant to which we will consummate the Immunovant Business Combination an issue an aggregate of approximately 43,000,000 shares of our common stock and 10,000 shares of our Series A preferred stock. See Note 6 to Item 1 above for a description of the Share Exchange Agreement and the transactions contemplated thereby.

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

For the three months ended September 30, 2019, we had net income of $125,090, which consists of interest income on marketable securities held in the Trust Account of $683,140, offset by operating costs of $419,757 and a provision for income taxes of $138,293.

For the nine months ended September 30, 2019, we had net income of $307,389, which consists of interest income on marketable securities held in the Trust Account of $1,024,698, offset by operating costs of $512,549 and a provision for income taxes of $204,760.

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

For the nine months ended September 30, 2019, cash used in operating activities was $532,235. Net income of $307,389 was offset by interest earned on marketable securities held in the Trust Account of $1,024,698. Changes in operating assets and liabilities provided $185,074 of cash from operating activities.

As of September 30, 2019, we had cash and marketable securities held in the Trust Account of $116,024,698. Interest income on the balance in the Trust Account may be used by us to pay taxes. Through September 30, 2019, we did not withdraw any interest earned on the Trust Account.

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

As of September 30, 2019, we had $1,610,350 of cash held outside of the Trust Account. We will use these funds primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2019. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net income (loss) per common share

We apply the two-class method in calculating earnings per share. Net income per common share, basic and diluted for Class A redeemable common stock is calculated by dividing the interest income earned on the Trust Account, net of applicable franchise and income taxes, by the weighted average number of Class A redeemable common stock outstanding for the period. Net loss per common share, basic and diluted for Class A and Class B non-redeemable common stock is calculated by dividing the net income, less income attributable to Class A redeemable common stock, by the weighted average number of Class A and Class B non-redeemable common stock outstanding for the periods.

Recent accounting pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our condensed financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2019, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds of our Initial Public Offering, including amounts in the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 185 days or less or in certain money market funds that invest solely in U.S. treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

HEALTH SCIENCES ACQUISITIONS CORPORATION

Date: November 13, 2019		/s/ Roderick Wong
	Name:	Roderick Wong, MD
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2019		/s/ Naveen Yalamanchi
	Name:	Naveen Yalamanchi, MD
	Title:	Executive Vice President and Chief Financial Officer (Principal Accounting and Financial Officer)