Form 10-Q
period 2020-06-30
Immunovant, Inc.
filed 2020-08-12
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38906

IMMUNOVANT, INC.
(Exact name of Registrant as specified in its Charter)

Delaware		83-2771572
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

320 West 37th Street		10018
New York,	NY
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (917) 580-3099

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IMVT	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2020, there were 81,811,727 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

1

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.immunovant.com), filings we make with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.
The information contained on the website referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2020	March 31, 2020
Assets
Current assets:
Cash	$280,279	$100,571
Prepaid expenses	5,813	5,460
Income tax receivable	24	36
Value-added tax receivable	—	3,009
Total current assets	286,116	109,076
Operating lease right-of-use assets	4,063	—
Property and equipment, net	112	65
Deferred offering costs	—	246
Total assets	$290,291	$109,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,011	$1,190
Accrued expenses	10,095	10,938
Current portion of operating lease liabilities	1,102	—
Due to Roivant Sciences Ltd.	336	3,190
Total current liabilities	19,544	15,318
Operating lease liabilities, net of current portion	2,972	—
Total liabilities	22,516	15,318
Commitments and contingencies (Note 11)
Stockholders’ equity:(1)
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at June 30, 2020 and March 31, 2020	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2020 and March 31, 2020	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 81,811,727 shares issued and 80,911,727 shares outstanding at June 30, 2020 and 500,000,000 shares authorized, 56,455,376 shares issued and 54,655,376 shares outstanding at March 31, 2020	8	5
Additional paid-in capital	385,691	185,306
Accumulated other comprehensive income (loss)	10	(16)
Accumulated deficit	(117,934)	(91,226)
Total stockholders’ equity	267,775	94,069
Total liabilities and stockholders’ equity	$290,291	$109,387

(1) Retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2020	2019
Operating expenses:
Research and development (includes $477 and $65 of stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively)(1)	$16,922	$18,476
General and administrative (includes $3,504 and $507 of stock-based compensation expense for the three months ended June 30, 2020 and 2019, respectively)(2)	9,664	1,585
Total operating expenses	26,586	20,061
Other expense (income), net	74	(25)
Loss before provision for income taxes	(26,660)	(20,036)
Provision for income taxes	48	23
Net loss	$(26,708)	$(20,059)
Net loss per common share – basic and diluted(3)	$(0.38)	$(0.52)
Weighted-average common shares outstanding – basic and diluted(3)	70,818,867	38,590,381

(1)Includes $108 and $151 of costs allocated from Roivant Sciences Ltd. for the three months ended June 30, 2020 and 2019, respectively.
(2)Includes $164 and $244 of costs allocated from Roivant Sciences Ltd. for the three months ended June 30, 2020 and 2019, respectively.
(3)Retroactively restated for the reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2020	2019
Net loss	$(26,708)	$(20,059)
Other comprehensive income (loss):
Foreign currency translation adjustments	26	(291)
Total other comprehensive income (loss)	26	(291)
Comprehensive loss	$(26,682)	$(20,350)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity(1)
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Common stock subscribed	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$—	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offering	—	—	9,613,365	1	—	130,427	—	—	130,428
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	—	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—	—
Issuance of common stock upon warrant redemption	—	—	5,719,145	1	—	65,751	—	—	65,752
Stock options exercised	—	—	23,841	—	—	63	—	—	63
Capital contribution – stock-based compensation	—	—	—	—	—	63	—	—	63
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	164	—	—	164
Stock-based compensation	—	—	—	—	—	3,918	—	—	3,918
Foreign currency translation adjustments	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(26,708)	(26,708)
Balance at June 30, 2020	10,000	$—	80,911,727	$8	$—	$385,691	$10	$(117,934)	$267,775

	Series A preferred stock		Common stock		Common stock subscribed	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	38,590,381	$4	$(3)	$31,830	$346	$(24,838)	$7,339
Capital contribution – stock-based compensation	—	—	—	—	—	35	—	—	35
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	331	—	—	331
Stock-based compensation	—	—	—	—	—	537	—	—	537
Foreign currency translation adjustments	—	—	—	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	—	—	—	(20,059)	(20,059)
Balance at June 30, 2019	—	$—	38,590,381	$4	$(3)	$32,733	$55	$(44,897)	$(12,108)

(1) Retroactively restated for reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2020	2019
Cash flows from operating activities
Net loss	$(26,708)	$(20,059)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,981	572
Depreciation on property and equipment	10	5
Foreign currency translation adjustments	26	(291)
Loss on disposal of property and equipment	—	14
Noncash lease expense	152	—
Changes in operating assets and liabilities:
Prepaid expenses	(353)	1,628
Income tax receivable	12	22
Value-added tax receivable	3,009	(57)
Accounts payable	6,811	291
Accrued expenses	(597)	9,505
Due to Roivant Sciences Ltd.	—	38
Operating lease liabilities	(141)	—
Net cash used in operating activities	(13,798)	(8,332)
Cash flows from investing activities
Purchase of property and equipment	(47)	—
Net cash used in investing activities	(47)	—
Cash flows from financing activities
Capital contributions	164	331
Proceeds from issuance of common stock upon underwritten public offering	131,030	—
Proceeds from issuance of common stock upon warrant redemption	65,752	—
Proceeds from stock options exercised	63	—
Payment of deferred offering costs	(602)	(28)
Proceeds from note payable to Roivant Sciences Ltd.	—	5,000
Repayment of note payable to Roivant Sciences Ltd.	(2,854)	—
Net cash provided by financing activities	193,553	5,303
Net change in cash	179,708	(3,029)
Cash – beginning of period	100,571	6,985
Cash – end of period	$280,279	$3,956
Non-cash investing and financing activities
Purchase of property and equipment in accounts payable	$19	$6
Deferred offering costs in accrued expenses	$—	$175
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$4,215	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity
[A] Description of Business
Immunovant, Inc. together with its wholly owned subsidiaries (the “Company” or “Immunovant”) (formerly known as Health Sciences Acquisitions Corporation) is a clinical-stage biopharmaceutical company focused on enabling normal lives for patients with autoimmune diseases. The Company is developing a novel, fully human monoclonal antibody, IMVT-1401 (formerly referred to as “RVT-1401”), that selectively binds to and inhibits the neonatal fragment crystallizable receptor. The Company intends to develop IMVT-1401 for indications in which there is robust evidence that pathogenic immunoglobulin G antibodies drive disease manifestation and for which reduction of these antibodies should lead to clinical benefit for patients with autoimmune diseases.
The Company has determined that it has one operating and reporting segment.
Reverse Recapitalization
On December 18, 2019, Health Sciences Acquisitions Corporation (“HSAC”) completed the acquisition of Immunovant Sciences Ltd. (“ISL”) pursuant to the share exchange agreement dated as of September 29, 2019 (the “Share Exchange Agreement”), by and among HSAC, ISL, the stockholders of ISL (the “Sellers”), and Roivant Sciences Ltd. (“RSL”), as representative of the Sellers (the “Business Combination”). As of immediately prior to the closing of the Business Combination, the Sellers owned 100% of the issued and outstanding common shares of ISL (“ISL Shares”). At the closing of the Business Combination, HSAC acquired 100% of the issued and outstanding ISL Shares, in exchange for 42,080,376 shares of HSAC’s common stock issued to the Sellers and 10,000 shares of HSAC Series A preferred stock issued to RSL. Upon the closing of the Business Combination, ISL became a wholly owned subsidiary of HSAC and HSAC was renamed “Immunovant, Inc.”.
The Business Combination was accounted for as a reverse recapitalization and HSAC was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of ISL issuing stock for the net assets of HSAC, accompanied by a recapitalization. Accordingly, all historical financial information presented in these unaudited condensed consolidated financial statements represents the accounts of ISL and its wholly owned subsidiaries “as if” ISL is the predecessor to the Company. The shares and net loss per common share, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (0.48906624 Immunovant, Inc. shares for 1 ISL Share).
One of the primary purposes of the Business Combination was to provide a platform for ISL to gain access to the U.S. capital markets. See Note 3 – Business Combination and Recapitalization for additional details.
[B] Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2020, the Company’s cash totaled $280.3 million and its accumulated deficit was $117.9 million.
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
The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. Based on anticipated spend and timing of expenditure assumptions, the Company currently expects that its existing cash as of June 30, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements into the first half of 2022 from the date the unaudited condensed consolidated financial statements are issued.

Note 2 — Summary of Significant Accounting Policies
[A] Basis of Presentation
The Company’s fiscal year ends on March 31 and its first three fiscal quarters end on June 30, September 30, and December 31. The accompanying condensed consolidated balance sheet as of June 30, 2020 and the condensed consolidated statements of operations, comprehensive loss, cash flows and stockholders’ equity for the three months ended June 30, 2020 and 2019 are unaudited. The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited combined and consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended June 30, 2020 are not necessarily indicative of those expected for the year ending March 31, 2021 or for any future period. The condensed consolidated balance sheet as of March 31, 2020 included herein was derived from the audited combined and consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited combined and consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020.
All share and per-share data reported in the unaudited condensed consolidated financial statements herein have been retroactively restated to reflect the effect of the Business Combination (as discussed in Note 3).
[B] Use of Estimates
The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, operating leases, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of June 30, 2020 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
[C] Risks and Uncertainties
The Company is subject to risks common to early stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, key personnel, third-party service providers such as contract research organizations, protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.
[D] Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash. At June 30, 2020, the cash balance is kept in one banking institution that the Company believes is of high credit quality and is in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

[E] Research and Development Expense
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
[F] Leases
In accordance with ASC 842, Leases, as adopted by the Company on April 1, 2019, the Company determines if an arrangement is a lease at inception. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future minimum lease payments over the lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement, adjusted by any initial direct costs and exclude any lease incentives received. The Company determines the lease term as the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the unaudited condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred.
The Company accounts for lease and non-lease components as a single lease component for all its facilities leases.
[G] Fair Value of Financial Instruments
The Company applies a fair value framework in order to measure and disclose its financial assets and liabilities. Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy requires an entity to maximize the use of observable inputs, where available, and minimize the use of unobservable inputs when measuring fair value. There are three levels of inputs that may be used to measure fair value:
•Level 1 — Quoted prices in active markets for identical assets or liabilities.
•Level 2 — Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Fair values are determined by utilizing quoted prices for similar assets and liabilities in active markets or other market observable inputs such as interest rates and yield curves.
•Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.
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
The Company’s financial instruments consist of cash, accounts payable, accrued expenses and amounts due to RSL. These financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of June 30, 2020 or March 31, 2020.

[H] Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the diluted weighted-average number of common stock outstanding during the period. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common stock have been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common stock outstanding for basic and diluted net loss per common share data.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2020	2019
Preferred stock as converted	10,000	—
Restricted stock (unvested) (Note 3)	900,000	—
Options	5,238,554	3,123,356
Restricted stock units (unvested)	127,200	—
Earnout shares (Note 3)	10,000,000	—
Total	16,275,754	3,123,356
[I] Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies, and adds certain recurring and nonrecurring fair value measurement disclosures, including removing disclosures around the amount(s) of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for Level 3 fair value measurements, among other things. ASU 2018-13 adds disclosure requirements around changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and a narrative description of measurement uncertainty. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted this ASU as of April 1, 2020, with no impact to the Company’s unaudited condensed consolidated financial statements from the adoption of this new standard.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company has adopted this ASU as of April 1, 2020, with no impact to the Company’s unaudited condensed consolidated financial statements from the adoption of this new standard.

Recent authoritative guidance issued by the FASB (including technical corrections to the Accounting Standards Codification), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3 — Business Combination and Recapitalization
As discussed in Note 1, on December 18, 2019, HSAC completed the acquisition of ISL and acquired 100% of the ISL Shares for total consideration of $420.9 million, consisting of 42,080,376 shares of HSAC’s common stock and 10,000 shares of HSAC’s Series A preferred stock, in each case, valued at $10.00 per share (the deemed value of the shares issued pursuant to the Share Exchange Agreement). The Business Combination was accounted for as a reverse recapitalization whereby HSAC was treated as the “acquired” company for accounting purposes. This determination was primarily based on the fact that subsequent to the Business Combination, the Sellers have a majority of the voting power of the combined company, ISL will comprise all of the ongoing operations of the combined entity, a majority of the governing body of the combined company, and ISL’s senior management will comprise all of the senior management of the combined company. The Business Combination was accounted as the equivalent of ISL issuing stock for the net assets of HSAC, accompanied by a recapitalization. The net assets of HSAC were stated at historical cost with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of ISL. The shares, options and net loss per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (0.48906624 Immunovant, Inc. shares for 1 ISL Share).
In connection with the Business Combination, the Company incurred direct and incremental costs of $2.8 million, consisting of legal, accounting, financial advisory and other professional fees, which are included in additional paid-in capital in the consolidated balance sheets as of June 30, 2020. The Company incurred additional financial advisory fees related to the Business Combination of $2.3 million, which are included in accumulated deficit within the consolidated balance sheets as of June 30, 2020.

Earnout Shares
Pursuant to the Share Exchange Agreement, the Sellers were entitled to receive up to an aggregate of 20,000,000 additional shares of the Company’s common stock (the “Earnout Shares”) if the volume-weighted average price of the Company’s shares equals or exceeds the following prices for any 20 trading days within any 30 trading-day period (the “Trading Period”) following December 18, 2019, the date of the closing of the Business Combination:
(i)during any Trading Period prior to March 31, 2023, 10,000,000 Earnout Shares upon the achievement of a volume-weighted average price of at least $17.50 per share; and
(ii)during any Trading Period prior to March 31, 2025, 10,000,000 Earnout Shares upon the achievement of a volume-weighted average price of at least $31.50 per share (each of (i) and (ii) are a “Milestone”).
On May 12, 2020, the Company issued 10,000,000 shares of common stock to the Sellers (including 8,773,969 shares of common stock issued to RSL) on achievement of first Milestone set forth above. See Note 8 – Stockholders’ Equity for additional details. The second Milestone set forth above has not yet been met.
In addition, if prior to March 31, 2025, (i) there is a change of control of the Company, (ii) any liquidation, dissolution or winding up of the Company is initiated, (iii) any bankruptcy, dissolution or liquidation proceeding is instituted by or against the Company, or (iv) the Company makes an assignment for the benefit of creditors or consents to the appointment of a custodian, receiver or trustee for all or substantial part of its assets or properties (each, an “Acceleration Event”), then any Earnout Shares that have not been previously issued by the Company (whether or not previously earned) shall be deemed earned and due by the Company to the Sellers, unless in a change of control, the value of the consideration to be received in exchange for a share of the Company’s common stock is lower than the share price threshold set forth in the second Milestone described above.
The Earnout Shares are indexed to the Company’s equity and meet the criteria for equity classification.
Sponsor Restricted Stock Agreement
In accordance with that certain restricted stock agreement, dated September 29, 2019, by and between HSAC and Health Sciences Holdings, LLC (the “Sponsor”), the Sponsor subjected 1,800,000 shares of its common stock based on the vesting of 900,000 shares for each milestone (“Sponsor Restricted Shares”) to potential forfeiture in the event that the Milestones (as defined above) are not achieved. On May 12, 2020, the Company achieved the first Milestone under the Share Exchange Agreement as described above and, as a result, 900,000 of the Sponsor Restricted Shares vested and are no longer subject to forfeiture. For accounting purposes, the remaining 900,000 of the Sponsor Restricted Shares are considered issued but not outstanding as of June 30, 2020.
In the event of an Acceleration Event (as defined above), the remaining 900,000 Sponsor Restricted Shares will vest and no longer be subject to forfeiture, unless in a change of control, the value of the consideration to be received in exchange for one share of common stock is lower than the share price threshold set forth in the second Milestone described above. Any Sponsor Restricted Shares that have not vested on or prior to March 31, 2025 will be forfeited by the Sponsor after such date.

Note 4 — Material Agreements
License Agreement
On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of RSL, entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as IMVT-1401 and certain back-up and next-generation antibodies, and products containing such antibodies, in the United States, Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).
In exchange for this license, RSG provided or agreed to provide the following consideration:
•Upfront, non-refundable payment of $30.0 million;
•Up to $20.0 million in shared (50/50)% research, development, and out-of-pocket costs incurred by HanAll;
•Up to an aggregate of $452.5 million upon the achievement of certain development, regulatory and sales milestones; and
•Tiered royalties ranging from the mid-single digits to mid-teens on net product sales subject to reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
Since the acquisition of IMVT-1401, RSL and the Company have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company to research or develop the technology for the three months ended June 30, 2020 and June 30, 2019, respectively.
On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with Immunovant Sciences GmbH (“ISG”), a wholly-owned subsidiary of the Company, to sublicense this technology, as well as RSG’s knowhow and patents necessary for the development, manufacture or commercialization of any compound or product that pertain to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to IMVT-1401 from RSG in the Licensed Territory, for an aggregate purchase price of $37.8 million. As a result of the assignment of IMVT-1401 by RSG to ISG, the Company recorded a Swiss value-added tax receivable of $3.0 million which was reflected as a capital contribution from RSL as of March 31, 2020. In April 2020, the Company received the payment related to this receivable.
In May 2019, the Company achieved its first development and regulatory milestone under the HanAll Agreement which resulted in a $10.0 million milestone payment that the Company subsequently paid in August 2019. The milestone payment was recorded as a research and development expense in the period incurred.

Note 5 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	June 30, 2020	March 31, 2020
Research and development expenses	$8,639	$8,332
Legal and other professional fees	541	1,231
Accrued bonuses	572	859
Other expenses	343	516
Total accrued expenses	$10,095	$10,938

Note 6 — Related Party Transactions
Roivant Sciences Inc. (“RSI”) and RSG Services Agreements
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
For the three months ended June 30, 2020, the Company was charged $0.2 million by RSI, RSG and RSL of which $0.1 million and $0.1 million were treated as capital contributions and amounts due to RSL, respectively, in the accompanying unaudited condensed consolidated financial statements. For the three months ended June 30, 2019, the Company was charged $0.4 million by RSI, RSG, and RSL of which $0.3 million and $0.1 million were treated as capital contributions and amounts due to RSL, respectively, in the accompanying unaudited condensed consolidated financial statements.
RSL Promissory Note
In July 2019, the Company entered into an interest-free promissory note payable with RSL in the amount of $2.9 million (the “July Promissory Note”). The July Promissory Note has a 180-day term and was payable on demand upon the expiration of the term. In May 2020, the Company paid and settled the July Promissory Note with RSL. There are $0.3 million other payables due to RSL included in amounts due to RSL in the accompanying unaudited condensed consolidated balance sheets as of June 30, 2020.
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
RSI Subleases
See Note 10 for a discussion of the subleases the Company has entered into with RSI.

Note 7 — Income Taxes
The Company’s effective tax rates were (0.18)% and (0.11)% for the three months ended June 30, 2020 and 2019, respectively, primarily driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 8 — Stockholders’ Equity
Series A Preferred Stock
In connection with the closing of the Business Combination, the Company designated and issued 10,000 shares of Series A preferred stock, par value $0.0001 per share, to RSL, all of which shares are outstanding as of June 30, 2020.
Each share of Series A preferred stock will automatically convert into one share of common stock at such time as the holder(s) of Series A preferred stock hold less than 25% of the total voting power of the Company’s outstanding shares. In the event of the Company’s liquidation, dissolution, or winding up, the holder(s) of the Series A preferred stock will receive first an amount per share equal to $0.01 and then will be entitled to share ratably in the assets legally available for distribution to all stockholders.
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized 10,010,000 shares of preferred stock par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of June 30, 2020.
Common Stock
In connection with the closing of the Business Combination, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share. Immediately after giving effect to the Business Combination, there were 56,455,376 shares of common stock issued and 54,655,376 shares of common stock outstanding.
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
The Company has reserved the following shares of common stock for issuance:

	June 30, 2020	March 31, 2020
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	5,238,554	3,873,888
Restricted stock units outstanding	127,200	—
Options available for future option grants	5,716,057	5,283,520
Common stock warrants	—	5,750,000
Earnout shares	10,000,000	20,000,000
Total	21,091,811	34,917,408
Common Stock Warrants
In connection with HSAC’s inital public offering in May 2019, HSAC issued 11,500,000 warrants for the purchase of one-half of one share of common stock (an aggregate of 5,750,000 shares) at a price of $11.50 per whole share, subject to adjustment. The warrants were classified as equity. All of the warrants remained outstanding as of and were exercisable commencing on May 14, 2020. The warrants were set to expire in December 2024 or earlier upon redemption or liquidation. The warrants were redeemable, at the Company’s option, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equaled or exceeded $16.50 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends a notice of redemption to the warrant holders. In May 2020, the Company delivered a notice of the redemption to the warrant holders, and an aggregate of 11,438,290 outstanding warrants were subsequently exercised for an aggregate of 5,719,145 shares of the Company’s common stock at a price of $11.50 per share, for net proceeds of approximately $65.8 million. The remaining 61,710 warrants were cancelled, and the holders thereof paid $0.01 per cancelled warrant. No warrants remain outstanding as of June 30, 2020.

Note 9 — Stock-Based Compensation
2019 Equity Incentive Plan
In December 2019, in connection with the Business Combination, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. On April 1, 2020, the number of common shares reserved for issuance increased automatically by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month (i.e. 2,186,215 shares) in accordance with the evergreen provision of the 2019 incentive plan. As of June 30, 2020, options to purchase 1,842,958 shares of common stock and 127,200 restricted stock units (“RSUs”) have been granted under the 2019 Plan and 5,716,057 shares remained available for future grant.

2018 Equity Incentive Plan
Pursuant to the Share Exchange Agreement, upon the closing of the Business Combination, all vested or unvested outstanding options to purchase common shares of ISL under its 2018 Equity Incentive Plan (the “2018 Plan”) were automatically assumed by the Company and converted into options to purchase 4,408,287 shares of the Company’s common stock with no changes to the terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan. As of June 30, 2020, 3,395,596 stock options were outstanding under the 2018 Plan.
Stock Option Activity
A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Options Outstanding
	Number of options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2020	3,873,888	$8.33	9.37	$28,029
Granted	1,626,478	19.57
Exercised	(23,841)	2.64
Forfeited	(11,738)	8.43
Canceled	(226,233)	7.86
Balance - June 30, 2020	5,238,554	11.87	9.15	65,514
Exercisable - June 30, 2020	819,601	$7.79	8.97	$13,569
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of June 30, 2020. The options granted during the three months ended June 30, 2020 and 2019 had a weighted-average fair value of $13.11 and $5.19 per share, respectively, at the grant date.
The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

Three Months Ended June 30,
	2020	2019
Risk-free interest rate	0.39% – 0.44%	1.78% – 2.25%
Expected term, in years	5.56 – 6.11	5.75 – 6.11
Expected volatility	78.16% – 80.14%	74.69% – 75.03%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of March 31, 2020	—	$—
Issued	127,200	19.01
Unvested as of June 30, 2020	127,200	$19.01
Stock-based Compensation Expense
For the three months ended June 30, 2020 and 2019, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,
	2020	2019
Research and development expenses	$419	$63
General and administrative expenses	3,499	474
Total stock-based compensation	$3,918	$537

As of June 30, 2020, total unrecognized compensation expense related to non-vested stock options and RSUs was $35.2 million and $2.3 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 3.0 years and 1.9 years, respectively.

Stock-based Compensation Allocated to the Company by RSL
In relation to the RSL common share awards and options issued by RSL to employees of RSL, RSI, RSG and the Company, stock-based compensation expense of $0.1 million and $0.04 million was recorded for the three months ended June 30, 2020 and 2019, respectively, in the accompanying unaudited condensed consolidated statements of operations.

Note 10 — Leases
In June 2020, the Company entered into two sublease agreements with RSI, for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. In April 2020, the Company entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. These leases are classified as operating leases. Operating lease ROU assets and lease liabilities of $4.2 million, respectively, were recognized based on the present value of remaining fixed lease payments over the lease term using an incremental borrowing rate of 3.9%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the time of execution of sublease agreement in determining the present value of lease payments. The aggregate weighted-average remaining lease term were 3.7 years as of June 30, 2020. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the three months ended June 30, 2020.

During the three months ended June 30, 2020, the Company incurred $0.2 million in rent expense and paid $0.1 million associated with contractual rent obligations associated with operating lease ROU assets. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of June 30, 2020 (in thousands):

Years Ending March 31,	Operating Leases
2021	$884
2022	1,198
2023	1,152
2024	1,132
2025	47
Thereafter	—
Total undiscounted payments	4,413
Less: present value adjustment	(339)
Present value of future payments	4,074
Less: current portion of operating lease liabilities	(1,102)
Operating lease liabilities, net of current portion	$2,972

Note 11 — Commitments and Contingencies
The ongoing COVID-19 pandemic has resulted in transitions to remote workforces, business closures and disruptions and a slowdown of economic activity across the globe. The COVID-19 pandemic had a variable impact on the Company’s clinical trials from March through June 2020. Some sites closed enrollment for new patients in early March, whereas other sites remained partially open for new patient enrollment. To date, the Company has not experienced significant impacts on its business and operations as a result of the COVID-19 pandemic. However, the extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the outbreak, and the impact of the outbreak on the Company’s employees and vendors, all of which are uncertain and cannot be predicted.
As of June 30, 2020, other than contingent payments pursuant to the HanAll Agreement discussed in Note 4 and the subleases discussed in Note 10, the Company did not have any ongoing material financial commitments. The Company expects to enter into other commitments as the business further develops. In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and (2) audited combined and consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2020, included in our Annual Report on Form 10-K, filed with the Securities and Exchange Commission, or the SEC, on June 29, 2020. Unless the context requires otherwise, references in this Quarterly Report on Form 10-Q to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly owned subsidiaries.
Prior to December 18, 2019, we were known as Health Sciences Acquisitions Corporation, or HSAC. On December 18, 2019, we completed the Business Combination (as defined below) with Immunovant Sciences Ltd., or ISL, a private company. For accounting purposes, HSAC was deemed to be the acquired entity.

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
Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A. of this Quarterly Report on Form 10-Q and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview
We are a clinical-stage biopharmaceutical company focused on enabling normal lives for patients with autoimmune diseases. We are developing a novel, fully human monoclonal antibody, IMVT-1401 (formerly referred to as RVT-1401), that selectively binds to and inhibits the neonatal fragment crystallizable receptor, or FcRn. IMVT-1401 is the product of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd., or HanAll, to design a highly potent anti-FcRn antibody optimized for subcutaneous delivery. These efforts have resulted in a product candidate that has been dosed in small volumes (e.g. 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, IMVT-1401 has been observed to reduce immunoglobulin G, or IgG antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe IMVT-1401 has the potential for broad application in these disease areas. We intend to develop IMVT-1401 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.
We are developing IMVT-1401 as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule. As a result of our rational design, we believe that IMVT-1401, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases, (e.g., myasthenia gravis, or MG, thyroid eye disease, or TED (formerly referred to as Graves’ ophthalmopathy, or GO), Warm Autoimmune Hemolytic Anemia, or WAIHA, idiopathic thrombocytopenic purpura, pemphigus vulgaris, chronic inflammatory demyelinating polyneuropathy, bullous pemphigoid, neuromyelitis optica, pemphigus foliaceus, Guillain-Barré syndrome and PLA2R+ membranous nephropathy). In 2019, these diseases had an aggregate prevalence of approximately 243,000 patients in the United States and 388,000 patients in Europe. To the extent we choose to develop IMVT-1401 for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. However, we have not yet sought such designation for any of our three target indications, and there is no certainty that it would obtain such designation, or maintain the benefits associated with such designation, if or when we do.

In August 2019, we initiated dosing in our ASCEND MG trial, a Phase 2a clinical trial in patients with MG. We expect to report results from the placebo-controlled treatment phase of this trial in the late third quarter or early fourth quarter of calendar year 2020. In May 2019, we initiated dosing in our ASCEND GO-1 trial, a Phase 2a clinical trial in Canada in patients with TED. We announced initial results from this trial in March 2020. Enrollment is ongoing in our ASCEND GO-2 trial, a Phase 2b clinical trial for TED in the United States, Canada and Europe. As previously communicated, results from this trial are still possible in the first half of calendar year 2021. We intend to provide an update on the timing for this trial in the third quarter of calendar year 2020. In November 2019, we submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for WAIHA and, in December 2019, our IND was cleared for Phase 2 trial initiation. As previously communicated, results from this trial are still possible by the end of calendar year 2020. We intend to provide an update on the timing for this trial in the third quarter of calendar year 2020.
ISL was incorporated in July 2018 and its operations prior to the closing of the Business Combination were limited to organizing and staffing ISL, acquiring the rights to IMVT-1401, and preparing for and conducting clinical trials. To date, we have not generated any revenue and have generated significant operating losses since our inception. As of June 30, 2020, we had an accumulated deficit of $117.9 million. For the three months ended June 30, 2020 and 2019, we recorded net losses of $26.7 million and $20.1 million respectively.

COVID-19 Business Update
We have been actively monitoring the impact of the global Novel Coronavirus Disease 2019, or COVID-19 pandemic on our employees and our business. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees, effective mid-March 2020. Our operations continue as we seek to comply with guidance from governmental authorities and adjust our activities as appropriate.
The COVID-19 pandemic has had a variable impact on our clinical trials since March 2020. Some sites closed enrollment for new patients in early March, whereas other sites remained partially open for new patient enrollment. At this time, we expect most sites globally to re-open for new enrollment in the coming months, but given the uncertain course of the pandemic this is impossible to predict with certainty.
In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of our patients and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. Our very experienced clinical development team has successfully maintained robust communication with our sites. New patients enrolled in our programs since March 2020, as restrictions related to COVID-19 began to be widely implemented, did not miss any in-person clinic visits during the initial treatment period. We have also been working with our partners to ensure that backup services are in place, which has enabled some virtual visits to replace in-person visits during the follow-up period after initial treatment. These internal and external efforts have allowed us to continue progress across our clinical development programs. While we continue to evaluate the impact of the COVID-19 pandemic, we intend to provide an update on our clinical development timelines for TED and WAIHA in the third quarter of calendar year 2020.
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
For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report on Form 10-Q.

Business Combination and Recapitalization
On December 18, 2019, HSAC completed its acquisition of ISL pursuant to that certain share exchange agreement dated as of September 29, 2019, or the Share Exchange Agreement, by and among HSAC, ISL, the stockholders of ISL, or the Sellers, and Roivant Sciences Ltd., or RSL, as representative of the Sellers. At the closing, HSAC acquired 100% of the issued and outstanding common shares of ISL. We refer to this transaction as the Business Combination. The aggregate value of the consideration paid by HSAC in the Business Combination was $420.9 million, consisting of 42,080,376 shares of HSAC’s common stock and 10,000 shares of HSAC’s Series A preferred stock, in each case, valued at $10.00 per share (the deemed value of the shares issued pursuant to the Share Exchange Agreement). Upon the closing of the Business Combination, ISL became a wholly owned subsidiary of HSAC and HSAC was renamed “Immunovant, Inc.”
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

Our Key Agreements
License Agreement with HanAll Biopharma Co., Ltd.
In December 2017, Roivant Sciences GmbH, or RSG, a wholly-owned subsidiary of RSL, entered into a license agreement with HanAll, or the HanAll Agreement. Under the HanAll Agreement, RSG, received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as IMVT-1401 and certain back-up and next-generation antibodies, and products containing such antibodies, and to commercialize such products, in the United States, Canada, Mexico, the European Union, or the E.U., the United Kingdom, or the U.K., Switzerland, the Middle East, North Africa and Latin America, or the Licensed Territory, for all human and animal uses, during the term of the agreement.
In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to IMVT-1401 from RSG in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and its wholly owned subsidiary, Immunovant Sciences GmbH, or ISG, for an aggregate purchase price of $37.8 million plus Swiss value-added tax of $2.9 million.
Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. Since the acquisition of IMVT-1401, we, along with RSL, have performed all the development associated with IMVT-1401 and no amounts were due to HanAll for further research or development of the technology for the three months ended June 30, 2020 and 2019.
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

Services Agreements with RSI and RSG
In August 2018, we entered into services agreements with Roivant Sciences Inc., or RSI, and RSG, collectively the Services Agreements, under which RSI and RSG agreed to provide services related to development, administrative and financial activities to us during our formative period. Under each Services Agreement, we will pay or reimburse RSI or RSG, as applicable, for any expenses they, or third parties acting on our behalf, incur. For any general and administrative and research and development activities performed by RSI or RSG employees, RSI or RSG, as applicable, will charge back the employee compensation expense plus a pre-determined markup. RSI and RSG also provided such services prior to the formalization of the Services Agreements, and such costs have been recognized by us in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on our matters. All other costs will be billed back at cost. The term of the Services Agreements will continue until terminated by us, RSI or RSG, as applicable, upon 90 days’ written notice.
RSL Information Sharing and Cooperation Agreement
In December 2018, we entered into an amended and restated information sharing and cooperation agreement, or the Cooperation Agreement, with RSL, which, among other things: (1) obligates us to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires us to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires us to implement and observe certain policies and procedures related to applicable laws and regulations. We have agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a stockholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to us or any of our subsidiaries, subject to certain limitations set forth in the Cooperation Agreement. No amounts have been paid or received under this agreement; however, we believe this agreement is material to our business and operations.
Subject to specified exceptions, the Cooperation Agreement will terminate upon the earlier of (1) the mutual written consent of the parties or (2) the later of when RSL no longer (a) is required by generally accepted accounting principles in the United States, or U.S. GAAP, to consolidate our results of operations and financial position, account for its investment in us under the equity method of accounting or, by any rule of the SEC, include our separate financial statements in any filings it may make with the SEC and (b) has the right to elect directors constituting a majority of our board of directors.

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
Research and Development Expenses
Since our incorporation, our operations have primarily been limited to organizing and staffing our company, acquiring rights to our product candidate, IMVT-1401, and preparing for and conducting clinical trials. Research and development expenses primarily consist of salaries, benefits, and other staff-related costs, including associated stock-based compensation, laboratory supplies, clinical studies and trials and related clinical manufacturing costs. Costs related to manufacturing preparation, fees paid to other entities that conduct certain research and development activities on our behalf, and facilities and allocated overhead and facility costs are also included within research and development. We expect to significantly increase our research and development efforts as we initiate and conduct our Phase 2 and Phase 3 clinical trials for IMVT-1401. Research and development expenses will include:
•employee-related expenses, such as salaries, stock-based compensation, benefits and travel expense for the research and development personnel that we plan to hire;
•expenses incurred under agreements with contract research organizations, or CROs, as well as consultants that conduct nonclinical studies designed to assist with the lead optimization of our product candidate;
•manufacturing costs in connection with conducting nonclinical studies and clinical trials;
•milestone payments and other costs associated with the HanAll Agreement;
•costs for sponsored research;
•cost incurred under patent, technology, and know-how sublicense agreements;

•upfront payments for the purchase of in-process research and development; and
•costs allocated to us under our Services Agreements with RSI and RSG.
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
The duration, costs and timing of clinical trials of IMVT-1401 and any future product candidates will depend on a variety of factors that include, but are not limited to:
•the number of trials required for approval;
•the per patient trial costs;
•the number of patients that participate in the trials;
•the number of sites included in the trials;
•the countries in which the trial is conducted;
•the length of time required to enroll eligible patients;
•the number of doses that patients receive;
•the drop-out or discontinuation rates of patients;
•the potential additional safety monitoring or other studies requested by regulatory agencies;
•the duration of patient follow-up;
•the timing and receipt of regulatory approvals;
•the potential impact of the recent COVID-19 pandemic;
•the efficacy and safety profile of the product candidate; and
•the cost of manufacturing.
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

Results of Operations
The following table sets forth our results of operations for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Change
	2020	2019	$
Operating expenses:
Research and development	$16,922	$18,476	$(1,554)
General and administrative	9,664	1,585	8,079
Total operating expenses	26,586	20,061	6,525
Other expense (income), net	74	(25)	99
Loss before provision for income taxes	(26,660)	(20,036)	(6,624)
Provision for income taxes	48	23	25
Net loss	$(26,708)	$(20,059)	$(6,649)
Research and Development Expenses
Research and development expenses decreased by $1.6 million, from $18.5 million for the three months ended June 30, 2019 to $16.9 million for the three months ended June 30, 2020. Research and development expense for the three months ended June 30, 2019 included $10.0 million related to the achievement of the first development and regulatory milestone under HanAll Agreement in May 2019. Excluding the effects of this one-time milestone, research and development expenses increased by $8.5 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019. This increase was primarily due to increases in contract manufacturing costs of $6.6 million, driven by the expansion of our clinical trial program for the treatment of autoimmune diseases, as well as higher personnel-related expenses (including stock-based compensation expense) of $1.4 million due to higher headcount to support our clinical operations.
General and Administrative Expenses
General and administrative expenses increased by $8.1 million, from $1.6 million for the three months ended June 30, 2019 to $9.7 million for the three months ended June 30, 2020. This increase was primarily due to higher stock-based compensation expense of $3.0 million and higher personnel-related costs of $2.2 million, both of which were due to higher headcount. The increase was also due to higher legal and professional fees of $2.2 million, driven by increased accounting, legal and other professional services to support our growth and operations as a public company.

Liquidity and Capital Resources
Overview
We had cash of $280.3 million as of June 30, 2020. For the three months ended June 30, 2020 and 2019, we had net losses of $26.7 million and $20.1 million, respectively. Prior to the Business Combination, our operations were historically financed through capital contributions from RSL or its affiliates, the issuance of equity instruments, and the issuance of notes payable.
In April 2020, we completed an underwritten public offering of 9,613,365 shares of our common stock (including 1,034,483 shares of common stock purchased by RSL and the full exercise of the underwriters’ option to purchase 1,253,917 additional shares of common stock) at a price to the public of $14.50 per share, for net proceeds to us of $131.0 million, after deducting underwriting discounts and commissions and offering expenses.
During the three months ended June 30, 2020, an aggregate of 11,438,290 warrants were exercised for an aggregate of 5,719,145 shares of our common stock at a price of $11.50 per share, for net proceeds to us of $65.8 million.
We expect to continue to incur significant and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1401 or any future product candidate. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:
•fund our ongoing ASCEND-MG trial;
•fund our ongoing ASCEND-GO 1 and ASCEND-GO 2 trials;
•fund our ongoing ASCEND-WAIHA trial;

•launch any potential Phase 2 proof-of-concept studies of IMVT-1401 in additional indications;
•achieve milestones under our agreements with third parties, including the HanAll Agreement, that will require us to make substantial payments to those parties;
•seek to identify, acquire, develop and commercialize additional product candidates;
•integrate acquired technologies into a comprehensive regulatory and product development strategy;
•maintain, expand and protect our intellectual property portfolio;
•hire scientific, clinical, quality control and administrative personnel;
•add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•commence the number of trials required for approval;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and
•operate as a public company.
Our primary use of cash is to fund our ASCEND-MG trial, ASCEND-GO 1 trial, ASCEND-GO 2 trial, ASCEND-WAIHA trial, and other clinical development activities. Our current funds will not be sufficient to enable us to complete all necessary development and commercially launch IMVT-1401. We anticipate that we will continue to incur net losses for the foreseeable future.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,
	2020	2019
Net cash used in operating activities	$(13,798)	$(8,332)
Net cash used in investing activities	(47)	—
Net cash provided by financing activities	193,553	5,303

Operating Activities
For the three months ended June 30, 2020, $13.8 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $26.7 million, non-cash charges of $4.2 million and a net change in operating assets and liabilities of $8.7 million. The non-cash charges consisted mainly of stock-based compensation of $4.0 million. The change in our operating assets and liabilities was primarily due to an increase of $6.2 million in accounts payable and accrued expenses, primarily driven by increased research and development efforts and general and administrative activities, and a decrease of $3.0 million in VAT receivable due to settlement of the receivable in April 2020.
For the three months ended June 30, 2019, $8.3 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $20.1 million and a net change in operating assets and liabilities on $11.4 million. The change in our operating assets and liabilities was primarily due to an increase of $9.8 million in accounts payable and accrued expenses, driven by the accrued development and regulatory milestone payment of $10.0 million, and a decrease of $1.6 million in prepaid expenses.
Investing Activities
For the three months ended June 30, 2020, cash used in investing activities was related to the purchase of property and equipment.
For the three months ended June 30, 2019, no cash was used in investing activities.
Financing Activities
For the three months ended June 30, 2020, $193.6 million of cash provided by financing activities consisted of $131.0 million in proceeds from the issuance of common stock in an underwritten public offering, $65.8 million in proceeds from the issuance of common stock upon warrant redemptions, partially offset by repayment of note payable to RSL of $2.9 million and the payment of offering costs of $0.6 million.
For the three months ended June 30, 2019, $5.3 million of cash provided by financing activities consisted of $5.0 million in proceeds from notes payable to RSL and $0.3 million in capital contributions by RSL.
Outlook
Based on our existing cash balance as of June 30, 2020, our research and development plans and our timing expectations related to our development programs for IMVT-1401, we expect to be able to fund our operating expenses and capital expenditure requirements into the first half of 2022. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Contractual Obligations and Commitments
As of March 31, 2020 and June 30, 2020, other than contingent payments pursuant to the HanAll Agreement and sublease agreements (as discussed below), we did not have any ongoing material financial commitments, such as lines of credit or guarantees, that we expect to affect our liquidity over the next several years.
In the normal course of business, we enter into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are cancellable by us at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant.
We have not included potential future payments due under the HanAll Agreement in a table of contractual obligations because the payment obligations under this agreement are contingent upon future events. As of June 30, 2020, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. In May 2019, we achieved our first development and regulatory milestone under the HanAll Agreement resulting in a $10.0 million milestone payment that was paid by us in August 2019. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to IMVT-1401, up to an aggregate of $20.0 million.
Sublease Agreements
In June 2020, we entered into two sublease agreements with RSI, for the two floors of the building that serves as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. The future fixed operating lease payments under both sublease agreements are $4.3 million over a lease period of approximately four years.

In April 2020, we entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. The future fixed operating lease payments under the sublease agreement are $0.1 million over a lease period of approximately two years.
For more information on such subleases, see “Note 10 – Leases” to our unaudited condensed consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements, as defined under SEC rules.

Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2020, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the audited combined and consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 29, 2020.

Recently Adopted Accounting Pronouncements
For information with respect to recently issued accounting standards and the impact of these standards on our unaudited condensed consolidated financial statements, refer to “Note 2 – Summary of Significant Accounting Policies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Under SEC rules and regulations, because we are considered to be a “smaller reporting company”, we are not required to provide the information required by this item in this report.

Item 4. Controls and Procedures
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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the fiscal quarter ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report on Form 10-Q, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report on Form 10-Q. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment.
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
In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Some sites closed enrollment for new patients in early March 2020, whereas other sites remained partially open for new patient enrollment.

Further, even as sites begin to re-open, patient enrollment could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state governments could adversely impact our clinical trial operations.
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
Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:
•successfully complete clinical trials and obtain regulatory approval for the marketing of IMVT-1401 or any future product candidate in the United States and in other jurisdictions;
•add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;
•initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of IMVT-1401 or any future product candidate manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•attract and retain experienced management and advisory teams;
•raise additional funds when needed and on terms acceptable to us;
•commercially launch IMVT-1401 or any future product candidate, if approved, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;
•set an acceptable price for any approved product and obtain coverage and adequate reimbursement from third-party payors;
•achieve market acceptance of any approved product in the medical community and with third-party payors and consumers;
•compete effectively with other biotechnology and pharmaceutical companies targeting autoimmune disease indications; and
•maintain, expand and protect our intellectual property portfolio.

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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $26.7 million and $20.1 million for the three months ended June 30, 2020 and 2019, respectively. Our net loss was $66.4 million and $28.6 million for the fiscal years ended March 31, 2020 and 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $117.9 million.
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
We cannot be certain that IMVT-1401 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our product candidate in the United States until we receive approval of a biologics license application, or BLA, or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidate.

We have not submitted a BLA for IMVT-1401 to the FDA or any comparable application to any other regulatory authority. Obtaining approval of a BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of IMVT-1401 for many reasons, including:
•we may not be able to demonstrate that our product candidate is safe and effective as a treatment for any of our currently targeted indications to the satisfaction of the FDA or other relevant regulatory authorities;
•the relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase our costs and prolong our development timelines;
•the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;
•the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our clinical trials of IMVT-1401 for the treatment of MG, TED and WAIHA;
•the CROs that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that materially adversely impact our clinical trials and ability to obtain market approvals;
•the FDA or other relevant regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of our product candidate outweigh its safety risks;
•the FDA or other relevant regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of our product candidate, or may require additional studies;
•the FDA or other relevant regulatory authorities may not accept data generated from our clinical trial sites;
•if our BLA or other foreign application is reviewed by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy, or REMS, or its equivalent, as a condition of approval;
•the FDA or other relevant regulatory authorities may require additional post-marketing studies and/or a patient registry, which would be costly;
•the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidate;
•the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
•the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.
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
We will require additional capital to complete the development and potential commercialization of IMVT-1401. Because the length of time and activities associated with successful development of our product candidate are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the timing, progress, costs and results of our clinical trials for IMVT-1401, including our clinical trials of IMVT-1401 for the treatment of MG, TED and WAIHA;
•the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable foreign regulatory authorities;
•the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;
•the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;
•the cost of future product candidates or technologies that we may acquire or in-license;
•the effect of competing market developments;
•the cost and timing of completion of commercial-scale and other manufacturing activities;
•the cost of establishing sales, marketing and distribution capabilities for IMVT-1401 or any future product candidate in regions where we choose to commercialize such product candidate on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidate, if approved for commercial sale.
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
As of August 12, 2020, we had no employees, and our wholly owned subsidiary, IMVT Corporation, had 51 employees, including 28 who are engaged in research and development activities. We rely on the administrative support, business development, clinical development and other services provided by RSI and RSG, wholly owned subsidiaries of RSL, which provide services to us pursuant to the Services Agreements. For example, we currently rely and expect to continue to rely on RSI to support our nonclinical and clinical development programs. Personnel and support staff that provide services to us under the Services Agreements are not required to, and we do not expect that they will, have the management and administration of our business as their primary responsibility, or act exclusively for us. RSI and RSG have limited finance, accounting, clinical development and other resources. Furthermore, RSI and RSG engage in other business activities and provide support for other of our affiliates and subsidiaries of RSL. If their focus is diverted or their limited resources are otherwise employed, we could face potential delays or disruptions in the conduct of our ongoing clinical trial programs and the commercialization of our product candidate, if approved, which could harm our business.
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
We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the good clinical practice, or GCP, or current good manufacturing practice, or cGMP, standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our ongoing clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidate or cause delays and disruptions for the approval of our product candidate, if at all. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.
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
We may seek to identify and acquire or in-license novel product candidates or technologies in the autoimmune disease field. The process by which we identify product candidates and technologies may fail to yield product candidates for clinical development for a number of reasons, including those discussed in these risk factors and also:
•the process by which we identify and decide to acquire product candidates or technologies, including through the business development support we receive from RSL and its subsidiaries pursuant to the Services Agreements, may not be successful;
•potential product candidates may, upon further study, be shown to have harmful side effects or other characteristics that indicate that they are unlikely to be products that will receive marketing approval and achieve market acceptance;
•potential product candidates may not be effective in treating their targeted diseases; or
•the acquisition or in-licensing transactions can entail numerous operational and functional risks, including exposure to unknown liabilities, disruption of our business, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs, or higher than expected acquisition or integration costs.

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
Part of our business strategy involves potentially expanding internationally with third-party collaborators to seek regulatory approval for IMVT-1401 and any future product candidates outside the United States. Doing business internationally involves a number of risks, including but not limited to:
•multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates, if approved, in various countries;
•delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the ongoing COVID-19 pandemic;
•difficulties in managing foreign operations;
•complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•reduced protection for intellectual property rights;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including the COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010, or the U.K. Bribery Act, and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.
Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition and results of operations.

Legal, political and economic uncertainty surrounding the exit of the United Kingdom from the European Union is a source of instability and uncertainty.
Following the result of a referendum in 2016, the U.K. formally left the E.U. on January 31, 2020, commonly referred to as “Brexit.” Pursuant to the formal withdrawal arrangements agreed between the U.K. and E.U., the U.K. will be subject to a transition period until December 31, 2020, or the Transition Period during which E.U. rules will continue to apply to the U.K. Pharmaceutical companies can continue to carry out activities in the U.K. until the end of the Transition Period. However, the U.K. no longer participates in EU institutions after the Transition Period. The European Medicine Agency’s, or the EMA, public statement indicates that as of February 1, 2020, no U.K. representative will be appointed or nominated to participate in any EMA scientific committee meeting, working party meeting or the EMA’s management board. Negotiations between the U.K. and the E.U. are expected to continue in relation to the customs and trading relationship between the U.K. and the E.U. following the expiry of the Transition Period.
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
If the U.K. and the E.U. are unable to negotiate acceptable trading and customs terms, barrier-free access under the single internal market principle between the U.K. and other E.U. Member States or among the European Economic Area or the E.E.A., overall could be diminished or eliminated. The long-term effects of Brexit will depend on any agreements (or lack thereof) between the U.K. and the E.U. and, in particular, any arrangements for the U.K. to retain access to E.U. markets after the Transition Period. Such a withdrawal from the E.U. is unprecedented, and it is unclear how the U.K. access to the European single market for goods, capital, services and labor within the E.U., or single market, and the wider commercial, legal and regulatory environment, will impact our U.K. operations.
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
We completed the implementation of a company-wide enterprise resource planning or ERP, system to upgrade certain existing business, operational, and financial processes, upon which we rely. ERP implementations are complex and time-consuming projects that require transformations of business and finance processes to reap the benefits of the ERP system. Any such transformation involves risk inherent in the conversion to a new system, including loss of information and potential disruption to normal operations. Additionally, if the ERP system does not operate as intended, the effectiveness of our internal control over financial reporting could be adversely affected or our ability to assess those controls adequately could be delayed. Significant delays in documenting, reviewing and testing our internal control over financial reporting could cause us to fail to comply with the SEC reporting obligations related to our management’s assessment of our internal control over financial reporting. In addition, if we experience interruptions in service or operational difficulties and are unable to effectively manage our business during or following the implementation of the ERP system, our business and results of operations could be harmed.
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
The use of IMVT-1401 and any future product candidate in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with any approved products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
•impairment of our business reputation and significant negative media attention;
•delay or termination of clinical trials, or withdrawal of participants from our clinical trials;
•significant costs to defend related litigation;
•distraction of management’s attention from our primary business;
•substantial monetary awards to patients or other claimants;
•inability to commercialize any product candidate, if approved;
•product recalls, withdrawals or labeling, marketing or promotional restrictions;
•decreased demand for any product candidate, if approved; and
•loss of revenue.
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
Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products through April 2020, and regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. The FDA is continuing to evaluate and utilize alternative regulatory tools while postponing non-critical inspections. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.
Risks Related to Development, Regulatory Approval and Commercialization
Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
Our product candidate is still in clinical development and will require extensive clinical testing before we are prepared to submit a BLA or other similar application for regulatory approval. We cannot provide you any assurance that we will submit a BLA for regulatory approval for our product candidate within our projected timeframes or whether any such application will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for IMVT-1401, including our ASCEND MG, ASCEND GO and ASCEND WAIHA trials; and during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar application. The FDA may also find that the benefits of IMVT-1401 in any of our target indications do not outweigh its risks in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.
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
The commencement and completion of clinical trials may be delayed by several factors, including:
•failure to obtain regulatory authorization to commence a trial or reaching consensus with regulatory authorities regarding the design or implementation of our studies;
•unforeseen safety issues, or subjects experiencing severe or unexpected adverse events, or AEs;
•occurrence of serious AEs in trials of the same class of agents conducted by other sponsors;
•lack of effectiveness during clinical trials;
•resolving any dosing issues or limitations, including those raised by the FDA;

•inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;
•failure to add a sufficient number of clinical trial sites;
•unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other regulatory authorities;
•inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•an institutional review board or IRB, refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•premature discontinuation of study participants from clinical trials or missing data;
•failure to manufacture or release sufficient quantities of our product candidate or placebo or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our quality standards, for use in clinical trials;
•inability to monitor patients adequately during or after treatment; or
•inappropriate unmasking of trial results.
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
We have licensed the right to develop, manufacture and commercialize IMVT-1401 in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize IMVT-1401 in geographies outside of our Licensed Territory. If AEs occur with patients using IMVT-1401 or during any clinical trials of IMVT-1401 conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA may delay, limit or deny approval of IMVT-1401 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA approval for IMVT-1401 and a new and serious safety issue is identified in connection with clinical trials of IMVT-1401 conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA may withdraw their approval of the product or otherwise restrict our ability to market and sell IMVT-1401. In addition, treating physicians may be less willing to administer our product candidate due to concerns over such AEs, which would limit our ability to commercialize IMVT-1401. In addition, issues may arise in connection with the manufacturing process for IMVT-1401 utilized by HanAll or any of its sublicensees or collaborators, which could affect our ability to obtain regulatory approval for, or commercialize, IMVT-1401.
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
We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin, or IVIg, is also routinely used for patients with MG. Eculizumab (marketed by Alexion Pharmaceuticals), an antibody inhibitor of the C5 protein, was recently approved in 2017 for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab, a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Momenta is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications.
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
Our ability to compete successfully will depend largely on our ability to:
•develop and commercialize therapies in our target indications that are superior to other products in the market;
•demonstrate through our clinical trials that IMVT-1401 or any future product candidate is differentiated from existing and future therapies;
•attract qualified scientific, product development, manufacturing and commercial personnel;
•obtain patent or other proprietary protection for IMVT-1401 and any future product candidates;
•obtain required regulatory approvals, including approvals to market IMVT-1401 or any future product candidate we develop, in ways that are differentiated from existing and future products and treatments;
•have commercial quantities of any approved product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•successfully commercialize IMVT-1401 or any future product candidate, if approved;
•obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors;
•successfully collaborate with pharmaceutical companies in the discovery, development and commercialization of new therapies; and
•avoid regulatory exclusivities or patents held by competitors that may inhibit our products’ entry to the market.
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
If our product candidate is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit their approval of the product or require a REMS (or equivalent outside the United States) to impose restrictions on its distribution or other risk management measures;
•we may be required to recall a product;
•additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications, require other labeling changes or require field alerts or other communications to physicians, pharmacies or the public;
•we may be required to change the way the product is administered or distributed, conduct additional clinical trials, change the labeling of a product or be required to conduct additional post-marketing studies or surveillance;
•we may be required to repeat a nonclinical study or clinical trial or terminate a program, even if other studies or trials related to the program are ongoing or have been successfully completed;
•we may be sued and held liable for harm caused to patients;

•physicians may stop prescribing the product;
•reimbursement may not be available for the product;
•we may elect to discontinue the sale of our product;
•the product may become less competitive; and
•our reputation may suffer.
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
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, AE reporting, storage, recordkeeping, conduct of potential post-market studies and post-market submission requirements, export, import, advertising and promotional activities for such product, among other things, by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning be included in the product labeling, which could limit sales of the product. Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the United States and other comparable regulations in foreign jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, U.S. Department of Justice, State Attorneys General and other foreign regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
In addition, later discovery of previously unknown AEs or other problems with our product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:
•restrictions on the manufacture of such product;
•restrictions on the labeling or marketing of such product, including a “black box” warning or contraindication on the product label or communications containing warnings or other safety information about the product;
•restrictions on product distribution or use;
•requirements to conduct post-marketing studies or clinical trials, or any regulatory holds on our clinical trials;
•requirement of a REMS (or equivalent outside the United States);
•Warning or Untitled Letters;
•withdrawal of the product from the market;
•recall of a product;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of such product;
•product seizure; or
•lawsuits, injunctions or the imposition of civil or criminal penalties.
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
Even if we receive marketing approval for a product candidate, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the safety, efficacy, risk-benefit profile and potential advantages, including in the case of IMVT-1401 subcutaneous delivery method, compared to alternative, competing or existing treatments, which physicians may perceive to be adequately effective for some or all patients;
•limitations or warnings contained in the labeling approved for our product candidate by the FDA or other applicable regulatory authorities;
•any restrictions on the use of the product candidate, and the prevalence and severity of any side effects;
•the content of the approved product label;
•the effectiveness of sales and marketing efforts;
•the cost of treatment in relation to alternative treatments, including any biosimilar treatments;
•our ability to offer our products for sale at competitive prices;
•the cost, convenience and ease of administration compared to alternative treatments;
•the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies over existing or competing therapies;
•the strength of marketing and distribution support;
•the availability of third-party coverage and adequate reimbursement at any given price level of our product candidate;
•utilization controls imposed by third-party payors, such as prior authorizations and step edits; and
•any restrictions on the use of our product candidate, if approved, together with other medications.
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
Factors that may inhibit our efforts to commercialize our products on our own include:
•our inability to recruit, train and retain adequate numbers of effective sales and marketing personnel;
•the inability of sales personnel to obtain access to physicians or attain adequate numbers of physicians to prescribe any drugs;
•the inability to obtain sufficient access and reimbursement for our product candidate, if approved; and
•unforeseen costs and expenses associated with creating a sales and marketing organization.
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
We plan to seek orphan drug designation from the FDA for IMVT-1401 for the treatment of MG, TED and WAIHA and potentially in other orphan indications in which there is a medically plausible basis for its use, and we may seek orphan drug designation for IMVT-1401 in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the E.U., the EMA’s Committee for Orphan Medicinal Products assesses orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. or a serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product, and where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective, or makes a major contribution to patient care. In the E.U., orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval in respect of the approved therapeutic indication if the designation is maintained at the time of granting the E.U. product approval. The 10-year market exclusivity can be extended to 12 years under the E.U. pediatric regulation if the studies contained in an agreed pediatric investigation plan are completed with the data submitted for regulatory review as part of the compliance check. This period of exclusivity may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
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
If our product candidate is approved for commercialization outside of the United States, we expect that we will be subject to additional risks related to entering into international business relationships, including:
•different regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;

•reduced or no protection of intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign reimbursement, pricing and insurance regimes;
•foreign taxes;
•any foreign partners or collaborators not fulfilling their respective regulatory reporting requirements and any foreign regulatory authorities taking actions with respect to such failures, which would be reportable to the FDA;
•any foreign partners or collaborators not informing us of any new post-marketing safety signals in a timely manner;
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue, and other obligations incident to doing business in another country;
•workforce uncertainty in countries where labor unrest is more common than in the United States;
•potential noncompliance with the FCPA, the U.K. Bribery Act or similar antibribery and anticorruption laws in other jurisdictions;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism, or natural disasters including earthquakes, typhoons, floods and fires.
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support efforts, charitable organizations and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any product for which we obtain marketing approval. Such laws include, among others:
•the federal Anti-Kickback Statute, which broadly prohibits the exchange of any “remuneration”, related to items or services for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. Violations of the federal Anti-Kickback Statute also may constitute a false or fraudulent claim for purposes of the False Claims Act, or the FCA;
•the federal criminal and civil false claims laws, including the FCA, which imposes criminal and civil penalties, including through civil whistleblower or “qui tam” actions, against individuals or entities for, among other things, causing false or fraudulent claims to be presented, for payment to the federal government;
•the Health Insurance Portability and Accountability Act of 1996, which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, as defined by law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the ownership and investment interests held by such physicians and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the Centers for Medicare & Medicaid Services, or CMS, by the 90th day of each calendar year);
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices;

•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; and state and local laws require the registration of pharmaceutical sales representatives; and
•federal, state and foreign laws governing the privacy and security of personal information, including health information, which may require us to, among other data protection measures, provide notices, obtain individual consents to use and disclose information, give individuals rights with respect to their information, and to keep the information secure. Enforcement of such laws could result in civil and criminal penalties as well as, in some circumstances, damages and related costs in defending private actions, including class actions.
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and related legislation collectively, the Affordable Care Act substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced a new “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a new Medicare Part D coverage gap discount program, in which manufacturers currently must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (7) created a licensure framework for follow-on biologic products; and (8) established a Center for Medicare and Medicaid Innovation at the Centers for Medicare and Medicaid Services to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review the case, although it is unclear when a decision will be made or how the Supreme Court will rule. In addition, there may be other efforts to challenge, repeal or replace the Affordable Care Act. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2029, unless additional Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations. Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare
Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
The facilities used by our contract manufacturers to manufacture our product candidate must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidate or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidate, if approved. Further, our reliance on third-party manufacturers entails risks, including:
•inability to meet our product specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and product quality issues related to scale-up of manufacturing, which can be difficult for a biologic product;
•costs and validation of new equipment and facilities required for scale-up;
•failure to comply with applicable laws, regulations and standards, including cGMP and similar foreign standards;
•deficient or improper record-keeping;
•inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•potential disputes with third parties that might delay work under third-party contracts;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell any product candidate, if approved, in a timely fashion, in sufficient quantities or under acceptable terms;
•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or other regulatory sanctions related to the manufacture of another company’s products;
•carrier disruptions or increased costs that are beyond our control; and

•failure to deliver our products under specified storage conditions and in a timely manner.
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
In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. New biologics, such as IMVT-1401, may be entitled to regulatory exclusivity under the BPCIA. The BPCIA grants new biologics 12 years of FDA-granted exclusivity. Further, under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. During the period of exclusivity, however, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own nonclinical and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. After the expiration of the exclusivity period, the FDA can approve a biosimilar product through an abbreviated approval process. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.
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
In addition, while we cannot determine what effect section 610 of the Further Consolidated Appropriations Act of 2020 may have on manufacturers that may develop biosimilar or other competing versions of our products once approved, it may ultimately facilitate their entry to the market.
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
The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal, scientific and factual questions, and has in recent years been the subject of much litigation. The standards that the U.S. Patent and Trademark Office, or the USPTO and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.
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
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidates, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights under our third-party relationships;
•our diligence obligations under the license agreement and what activities satisfy those diligence obligations;
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights afford only limited protection, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•others may be able to make formulations or compositions that are the same as or similar to our product candidate, but that are not covered by the claims of the patents that we own;
•others may be able to make a product that is similar to our product candidate and not covered by the patents that we exclusively licensed and have the right to enforce;
•we, our licensor or any collaborators might not have been the first to make or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;
•we or our licensor or any collaborators might not have been the first to file patent applications covering certain of our or our licensor’s inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
•we may not develop additional proprietary technologies that are patentable;
•third parties performing manufacturing or testing for us using our product candidate or technologies could use the intellectual property of others without obtaining a proper license;
•parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
•we may not develop or in-license additional proprietary technologies that are patentable;
•we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all; and
•the patents of others may have an adverse effect on our business.
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
The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•any delay in the commencement, enrollment and ultimate completion of our clinical trials;
•results of clinical trials for IMVT-1401 or any future product candidate or those of our competitors;
•any delay in filing a BLA or similar application for IMVT-1401 or any future product candidate and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that BLA or similar application, as the case may be;
•failure to successfully develop and commercialize IMVT-1401 or any future product candidate;
•inability to obtain additional funding;
•regulatory or legal developments in the United States or other countries or jurisdictions applicable to IMVT-1401 or any future product candidate;

•adverse regulatory decisions;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for IMVT-1401 or any future product candidate, or the inability to do so at acceptable prices;
•introduction of new products, services or technologies by our competitors;
•failure to meet or exceed financial projections we provide to the public;
•failure to meet or exceed the estimates and projections of the investment community;
•changes in the market valuations of similar companies;
•market conditions in the pharmaceutical and biotechnology sectors and the issuance of new or changed securities analysts’ reports or recommendations;
•announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
•variations in our financial results or the financial results of companies that are perceived to be similar to us;
•changes in estimates of financial results or investment recommendations by securities analysts;
•significant lawsuits, including patent or stockholder litigation and disputes or other developments relating to our proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
•additions or departures of key scientific or management personnel;
•short sales of shares of our common stock;
•sales of a substantial number of shares of shares of our common stock in the public market, or the perception in the market that the holders of a large number of shares intend to sell shares;
•sales or purchases of shares of our common stock by our directors or Section 16 officers;
•sales of shares of our common stock by us or sales or purchases of our common stock by our stockholders in the future, including RSL;
•negative coverage in the media or analyst reports, whether accurate or not;
•issuance of subpoenas or investigative demands, or the public fact of an investigation by a government agency, whether meritorious or not;
•the size of our public float;
•trading liquidity of shares of our common stock;
•investors’ general perception of our company and our business;
•general economic, industry and market conditions; and
•the other factors described in this “Risk Factors” section.
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
RSL controls a majority of the voting power of our outstanding shares of common stock. As a result, we are a “controlled company” within the meaning of applicable Nasdaq listing rules. Under these rules, a company of which more than 50% of the voting power for the election of directors is held by an individual, group or another company is a “controlled company.” In addition, for so long as the RSL designated directors control all matters presented to our board of directors for a vote, we will be a “controlled company.” For so long as we remain a “controlled company,” we may elect not to comply with certain corporate governance requirements, including the requirements:
•that a majority of the board of directors consists of independent directors;
•for an annual performance evaluation of the nominating and corporate governance and compensation committees;
•that we have a nominating and corporate governance committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibilities; and
•that we have a compensation committee that is composed entirely of independent directors with a written charter addressing the committee’s purpose and responsibility.
We intend to use all or some of these exemptions. As a result, you may not have the same protections afforded to stockholders of companies that are subject to all of the Nasdaq corporate governance requirements.
RSL owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.
As of August 12, 2020, RSL beneficially owned approximately 57.7% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. For example, RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
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
We are an emerging growth company, as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies,” including exemption from compliance with the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. We will remain an emerging growth company until the earlier of the last day of the fiscal year (a) following the fifth anniversary of the closing of HSAC’s initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion or (c) in which we are deemed to be a large accelerated filer, which means the market value of shares of our common stock that are held by non-affiliates exceeds $700 million as of September 30 of such fiscal year, and (d) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.
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
Even after we no longer qualify as an emerging growth company, we may still qualify as a “smaller reporting company,” which would allow us to take advantage of many of the same exemptions from disclosure requirements including exemption from compliance with the auditor attestation requirements of Section 404 and reduced disclosure obligations regarding executive compensation in this Quarterly Report on Form 10-Q and our periodic reports and proxy statements.
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
Provisions in our amended and restated certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our amended and restated certificate of incorporation and bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights, and preferences determined by our board of directors that may be senior to our common stock;
•specify that the holder of our Series A preferred stock, RSL, has the right to appoint a certain number of Series A Preferred Directors to our board of directors;
•require that, from and after such time as we are no longer a “controlled company” within the meaning of Nasdaq rules, any action to be taken by our holders of common stock be effected at a duly called annual or special meeting and not by written consent;
•specify that special meetings of our stockholders can be called only by the chairperson of our board of directors, our chief executive officer or our board of directors;
•establish an advance notice procedure for stockholder proposals to be brought before an annual meeting, including proposed nominations of persons for election to our board of directors;
•provide that, subject to the rights of our Series A preferred stockholder, our directors may be removed only upon the vote of at least 66 2/3% of our outstanding shares of voting stock;
•require the approval of our board of directors or, from and after such time as we are no longer a “controlled company” within the meaning of Nasdaq rules, the holders of at least 66 2/3% of our outstanding shares of voting stock to amend our bylaws and certain provisions of our certificate of incorporation;
•provide that the number of directors is set at seven and may only be changed by resolution of the board of directors, including a majority of Series A Preferred Directors then serving;
•prohibit cumulative voting in the election of directors; and
•provide that, subject to the rights of our Series A preferred stockholder, vacancies on our board of directors may be filled only by a majority of directors then in office, even though less than a quorum.
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
Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, or our amended and restated bylaws; any action as to which Delaware General Corporation Law confers jurisdiction to the Court of Chancery of the State of Delaware; and any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our amended and restated certificate of incorporation provides that the federal district courts of the United States of America will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers, or other employees, which may discourage lawsuits against us and our directors, officers and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our amended and restated certificate of incorporation. This may require significant additional costs, and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find either exclusive-forum provision in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.

Item 2. Recent Sales of Unregistered Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
On May 14, 2019, HSAC consummated its initial public offering of 11,500,000 units, which included the full exercise by the underwriters of the over-allotment option. The units were sold at an offering price of $10.00 per unit, generating total gross proceeds of $115.0 million and were registered under the Securities Act on a registration statement on Form S-1 (No. 333-230893) which was declared effective on May 9, 2019. See Part II, Item 5 of our Annual Report on Form 10-K filed with the SEC on June 29, 2020 for additional information.
We have been using and will continue to use these proceeds primarily (1) to fund our ASCEND MG trial, ASCEND GO-1 trial, ASCEND GO-2 trial and ASCEND WAIHA trial, and our other clinical development activities, (2) to expand our research and development capabilities, and (3) for general corporate purposes.

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

Immunovant, Inc.

Date: August 12, 2020	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Pamela Yanchik Connealy
Pamela Yanchik Connealy
Chief Financial Officer