Form 10-Q
period 2020-09-30
Immunovant, Inc.
filed 2020-11-12
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 12, 2020, there were 97,890,705 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form 10-Q. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:
•Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on the manufacturing, clinical trial and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, or CROs, shippers and others.
•We have a limited operating history and have never generated any product revenue.
•We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
•Our business is heavily dependent on the successful development, regulatory approval and commercialization of our sole product candidate, IMVT-1401.
•We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of IMVT-1401.
•Raising additional funds by issuing equity securities may cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
•We rely on the license agreement with HanAll Biopharma Co., Ltd., or the HanAll Agreement, to provide rights to the core intellectual property relating to IMVT-1401. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development or commercialization of IMVT-1401.
•The HanAll Agreement obligates us to make certain milestone payments, some of which may be triggered prior to our potential commercialization of IMVT-1401.
•We may not be able to manage our business effectively if we are unable to attract and retain key personnel.
•We will need to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2020	March 31, 2020
Assets
Current assets:
Cash	$444,372	$100,571
Prepaid expenses	5,854	5,460
Income tax receivable	40	36
Value-added tax receivable	—	3,009
Total current assets	450,266	109,076
Operating lease right-of-use assets	3,493	—
Property and equipment, net	136	65
Deferred offering costs	—	246
Total assets	$453,895	$109,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,787	$1,190
Accrued expenses	5,787	10,938
Current portion of operating lease liabilities	1,102	—
Due to Roivant Sciences Ltd.	134	3,190
Total current liabilities	12,810	15,318
Operating lease liabilities, net of current portion	2,679	—
Total liabilities	15,489	15,318
Commitments and contingencies (Note 11)
Stockholders’ equity:(1)
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at September 30, 2020 and March 31, 2020	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2020 and March 31, 2020	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 97,890,705 shares issued and outstanding at September 30, 2020 and 500,000,000 shares authorized, 56,455,376 shares issued and 54,655,376 shares outstanding at March 31, 2020	10	5
Additional paid-in capital	577,341	185,306
Accumulated other comprehensive loss	(222)	(16)
Accumulated deficit	(138,723)	(91,226)
Total stockholders’ equity	438,406	94,069
Total liabilities and stockholders’ equity	$453,895	$109,387

(1) Retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Operating expenses:
Research and development (includes $999 and $1,476 of stock-based compensation expense for the three and six months ended September 30, 2020, respectively, and $2,307 and $2,372 of stock-based compensation expense for the three and six months ended September 30, 2019, respectively)(1)	$11,976	$10,331	$28,898	$28,807
General and administrative (includes $2,362 and $5,866 of stock-based compensation expense for the three and six months ended September 30, 2020, respectively, and $830 and $1,337 of stock-based compensation expense for the three and six months ended September 30, 2019, respectively)(2)	8,998	4,163	18,662	5,748
Total operating expenses	20,974	14,494	47,560	34,555
Interest expense	—	249	—	249
Other income, net	(225)	(294)	(151)	(319)
Loss before provision for income taxes	(20,749)	(14,449)	(47,409)	(34,485)
Provision for income taxes	40	33	88	56
Net loss	$(20,789)	$(14,482)	$(47,497)	$(34,541)
Net loss per common share – basic and diluted(3)	$(0.25)	$(0.38)	$(0.61)	$(0.90)
Weighted-average common shares outstanding – basic and diluted(3)	84,353,438	38,590,381	77,623,132	38,590,381

(1)Includes $68 and $176 of costs allocated from Roivant Sciences Ltd. for the three and six months ended September 30, 2020, respectively, and $1 and $152 of costs allocated from Roivant Sciences Ltd. for the three and six months ended September 30, 2019, respectively.
(2)Includes $173 and $337 of costs allocated from Roivant Sciences Ltd. for the three and six months ended September 30, 2020, respectively, and $270 and $514 of costs allocated from Roivant Sciences Ltd. for the three and six months ended September 30, 2019, respectively.
(3)Retroactively restated for the reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Net loss	$(20,789)	$(14,482)	$(47,497)	$(34,541)
Other comprehensive loss:
Foreign currency translation adjustments	(232)	(53)	(206)	(344)
Total other comprehensive loss	(232)	(53)	(206)	(344)
Comprehensive loss	$(21,021)	$(14,535)	$(47,703)	$(34,885)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity(1)
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Common stock subscribed	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$—	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offering	—	—	9,613,365	1	—	130,427	—	—	130,428
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	—	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—	—
Issuance of common stock upon warrant redemption	—	—	5,719,145	1	—	65,751	—	—	65,752
Stock options exercised	—	—	23,841	—	—	63	—	—	63
Capital contribution – stock-based compensation	—	—	—	—	—	63	—	—	63
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	164	—	—	164
Stock-based compensation	—	—	—	—	—	3,918	—	—	3,918
Foreign currency translation adjustments	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(26,708)	(26,708)
Balance at June 30, 2020	10,000	$—	80,911,727	$8	$—	$385,691	$10	$(117,934)	$267,775
Issuance of common stock upon underwritten public offering	—	—	6,060,606	1	—	188,118	—	—	188,119
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	—	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—	—
Stock options exercised	—	—	18,372	—	—	119	—	—	119
Capital contribution – stock-based compensation	—	—	—	—	—	54	—	—	54
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	53	—	—	53
Stock-based compensation	—	—	—	—	—	3,307	—	—	3,307
Foreign currency translation adjustments	—	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	—	(20,789)	(20,789)
Balance at September 30, 2020	10,000	$—	97,890,705	$10	$—	$577,341	$(222)	$(138,723)	$438,406

	Series A preferred stock		Common stock		Common stock subscribed	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	38,590,381	$4	$(3)	$31,830	$346	$(24,838)	$7,339
Capital contribution – stock-based compensation	—	—	—	—	—	35	—	—	35
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	331	—	—	331
Stock-based compensation	—	—	—	—	—	537	—	—	537
Foreign currency translation adjustments	—	—	—	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	—	—	—	(20,059)	(20,059)
Balance at June 30, 2019	—	$—	38,590,381	$4	$(3)	$32,733	$55	$(44,897)	$(12,108)
Settlement of common share subscription	—	—	—	—	3	—	—	—	3
Capital contribution – stock-based compensation	—	—	—	—	—	18	—	—	18
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	220	—	—	220
Stock-based compensation	—	—	—	—	—	3,119	—	—	3,119
Foreign currency translation adjustments	—	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	(14,482)	(14,482)
Balance at September 30, 2019	—	$—	38,590,381	$4	$—	$36,090	$2	$(59,379)	$(23,283)

(1) Retroactively restated for reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2020	2019
Cash flows from operating activities
Net loss	$(47,497)	$(34,541)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,342	3,709
Depreciation on property and equipment	24	10
Foreign currency translation adjustments	(206)	(344)
Loss on disposal of property and equipment	—	14
Noncash lease expense	431	—
Write-off of deferred offering costs	—	1,398
Other	—	(40)
Changes in operating assets and liabilities:
Prepaid expenses	(394)	2,120
Income tax receivable	(4)	44
Value-added tax receivable	3,009	(8)
Accounts payable	4,737	963
Accrued expenses	(5,166)	664
Due to Roivant Sciences Ltd.	(149)	111
Income tax payable	—	11
Operating lease liabilities	(143)	—
Net cash used in operating activities	(38,016)	(25,889)
Cash flows from investing activities
Purchase of property and equipment	(86)	(8)
Net cash used in investing activities	(86)	(8)
Cash flows from financing activities
Capital contributions	217	551
Proceeds from issuance of common stock upon underwritten public offering	319,783	—
Proceeds from issuance of common stock upon warrant redemption	65,752	—
Proceeds from stock options exercised	182	—
Payment of deferred offering costs	(975)	(554)
Proceeds from convertible promissory notes payable	—	35,000
Repayment of convertible promissory notes payable	—	(2,500)
Proceeds from note payable to Roivant Sciences Ltd.	—	7,907
Repayment of note payable to Roivant Sciences Ltd.	(3,056)	(2,500)
Net cash provided by financing activities	381,903	37,904
Net change in cash	343,801	12,007
Cash – beginning of period	100,571	6,985
Cash – end of period	$444,372	$18,992
Non-cash operating activity
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$3,924	$—
Non-cash investing activity
Purchase of property and equipment in accounts payable	$—	$6
Non-cash financing activity
Deferred offering costs in accrued expenses	$261	$1,178
Supplemental disclosure of cash paid:
Income taxes	$92	$—
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
[B] Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2020, the Company’s cash totaled $444.4 million and its accumulated deficit was $138.7 million.
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
The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. Based on anticipated spend and timing of expenditure assumptions, the Company currently expects that its existing cash as of September 30, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of calendar year 2023 from the date the unaudited condensed consolidated financial statements are issued.

Note 2 — Summary of Significant Accounting Policies
[A] Basis of Presentation
The Company’s fiscal year ends on March 31 and its first three fiscal quarters end on June 30, September 30, and December 31. The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited combined and consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).
In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended September 30, 2020 are not necessarily indicative of those expected for the year ending March 31, 2021 or for any future period. The condensed consolidated balance sheet as of March 31, 2020 included herein was derived from the audited combined and consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited combined and consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of September 30, 2020 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
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
[D] Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash. As of September 30, 2020, the cash balance is kept in one banking institution that the Company believes is of high credit quality and is in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

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
[F] Leases
The Company's operating leases primarily relate to its three subleased premises, two in New York and one in North Carolina. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease.
Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future fixed lease payments over the expected lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement, adjusted by any initial direct costs and exclude any lease incentives received. The Company determines the lease term as the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the unaudited condensed consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred.
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
The Company’s financial instruments consist of cash, accounts payable, accrued expenses and amounts due to RSL. These financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of September 30, 2020 or March 31, 2020.

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
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended September 30,
	2020	2019
Preferred stock as converted	10,000	—
Options	5,834,682	3,130,588
Restricted stock units (unvested)	127,200	—
Total	5,971,882	3,130,588
In addition, the convertible promissory notes issued in the six months ended September 30, 2019 were not included in the calculation of diluted weighted-average number of common shares outstanding because they were anti-dilutive given the net loss of the Company.
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
In connection with the Business Combination, the Company incurred direct and incremental costs of $2.8 million, consisting of legal, accounting, financial advisory and other professional fees, which are included in additional paid-in capital in the consolidated balance sheets as of September 30, 2020. The Company incurred additional financial advisory fees related to the Business Combination of $2.3 million, which are included in accumulated deficit within the consolidated balance sheets as of September 30, 2020.

Earnout Shares
Pursuant to the Share Exchange Agreement, the Sellers were entitled to receive up to an aggregate of 20,000,000 additional shares of the Company’s common stock (the “Earnout Shares”) if the volume-weighted average price of the Company’s shares equals or exceeds the following prices for any 20 trading days within any 30-trading-day period (the “Trading Period”) following December 18, 2019, the date of the closing of the Business Combination:
(i)during any Trading Period prior to March 31, 2023, 10,000,000 Earnout Shares upon the achievement of a volume-weighted average price of at least $17.50 per share (the “First Earnout Milestone”); and
(ii)during any Trading Period prior to March 31, 2025, 10,000,000 Earnout Shares upon the achievement of a volume-weighted average price of at least $31.50 per share (the “Second Earnout Milestone”).
On May 12 and September 17, 2020, the Company achieved the First Earnout Milestone and the Second Earnout Milestone, respectively. Accordingly, the Company issued all of the 20,000,000 Earnout Shares to the Sellers (including 17,547,938 Earnout Shares issued to RSL) in the six months ended September 30, 2020.
See Note 8 – Stockholders’ Equity for additional details.

Sponsor Restricted Stock Agreement
In accordance with that certain restricted stock agreement, dated September 29, 2019, by and between HSAC and Health Sciences Holdings, LLC (the “Sponsor”), the Sponsor subjected 1,800,000 shares of its common stock (“Sponsor Restricted Shares”) to potential forfeiture, with 900,000 shares to vest and be released from potential forfeiture upon achievement of each of the First Earnout Milestone and the Second Earnout Milestone (as defined above), respectively. On May 12 and September 17, 2020, the Company achieved the First Earnout Milestone and the Second Earnout Milestone, respectively, and, as a result, all of the 1,800,000 Sponsor Restricted Shares vested and are no longer subject to forfeiture.

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
Since the acquisition of IMVT-1401, RSL and the Company have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company, to research or develop the technology for the three and six months ended September 30, 2020 and September 30, 2019, respectively.
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

Note 5 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	September 30, 2020	March 31, 2020
Research and development expenses	$3,423	$8,332
Accrued bonuses	1,339	859
Legal and other professional fees	772	1,231
Other expenses	253	516
Total accrued expenses	$5,787	$10,938

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
For the three and six months ended September 30, 2020, the Company was charged $0.2 million and $0.5 million, respectively, by RSI, RSG and RSL, of which $0.1 million and $0.3 million, respectively, were treated as capital contributions and $0.1 million and $0.2 million, respectively, were treated as amounts due to RSL in the accompanying unaudited condensed consolidated financial statements.

For the three and six months ended September 30, 2019, the Company was charged $0.3 million and $0.7 million, respectively, by RSI, RSG, and RSL, of which $0.3 million and $0.6 million, respectively, were treated as capital contributions. The remaining amount of $0.1 million for the six months ended September 30, 2019 was treated as an amount due to RSL in the accompanying unaudited condensed consolidated financial statements.
RSL Promissory Note
In June 2019, the Company entered into an interest-free promissory note payable to RSL in the amount of $5.0 million (the “June Promissory Note”). The June Promissory Note was due and payable at the earlier of December 12, 2019 or upon demand by RSL. Subsequently, in August 2019, the Company cancelled the June Promissory Note and entered into a convertible promissory note with RSL in the amount of $5.0 million (the “RSL Convertible Promissory Note”) under the same terms as other convertible promissory notes entered into with RTW Master Fund, Ltd. and RTW Innovation Master Fund, Ltd. (the “RTW Entities”). In September 2019, the Company repaid $2.5 million aggregate principal amount of the RSL Convertible Promissory Note, and accrued interest on such amount was forgiven. The remaining aggregate principal balance of the RSL Convertible Note of $2.5 million automatically converted immediately prior to the closing of the Business Combination into shares of ISL exchangeable for an aggregate of 250,000 shares of the Company’s common stock upon the closing of the Business Combination. All interest under the RSL Convertible Promissory Note was waived and cancelled immediately prior to the closing of the Business Combination.

In July 2019, the Company entered into an interest-free promissory note payable to RSL in the amount of $2.9 million (the “July Promissory Note”). The July Promissory Note had a 180-day term and was payable on demand upon the expiration of the term. In May 2020, the Company paid and settled the July Promissory Note.
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

Note 7 — Income Taxes
The Company’s effective tax rates were (0.19)% and (0.18)% for the three and six months ended September 30, 2020, respectively and (0.23)% and (0.16)% for the three and six months ended September 30, 2019, respectively. The Company's effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 8 — Stockholders’ Equity
Series A Preferred Stock
In connection with the closing of the Business Combination, the Company designated and issued 10,000 shares of Series A preferred stock, par value $0.0001 per share, to RSL, all of which shares are outstanding as of September 30, 2020.
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized 10,010,000 shares of preferred stock par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of September 30, 2020.
Common Stock
In connection with the closing of the Business Combination, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share. Immediately after giving effect to the Business Combination, there were 56,455,376 shares of common stock issued and 54,655,376 shares of common stock outstanding.
In April 2020, the Company completed an underwritten public offering of 9,613,365 shares of its common stock (including 1,034,483 shares of common stock purchased by RSL and the full exercise of the underwriters’ option to purchase 1,253,917 additional shares of common stock) at a price to the public of $14.50 per share, for net proceeds to the Company of approximately $131.0 million, after deducting underwriting discounts and commissions and offering expenses.
On May 12 and September 17, 2020, the Company achieved the First Earnout Milestone and the Second Earnout Milestone, respectively, under the Share Exchange Agreement (See Note 3). As a result, the Company issued all of the 20,000,000 Earnout Shares to the Sellers, (including 17,547,938 Earnout Shares issued to RSL) in the six months ended September 30, 2020. In addition, upon the achievement of the First Earnout Milestone and the Second Earnout Milestone and pursuant to the Sponsor Restricted Stock Agreement, all of the 1,800,000 Sponsor Restricted Shares vested and are no longer subject to forfeiture.

In September 2020, the Company completed an underwritten public offering of 6,060,606 shares of its common stock (including 380,000 shares of common stock purchased by RSL and the full exercise of the underwriters’ option to purchase 790,513 additional shares of common stock) at a price to the public of $33.00 per share, for net proceeds to the Company of approximately $188.1 million after deducting underwriting discounts and commissions and offering expenses.
The Company has reserved the following shares of common stock for issuance:

	September 30, 2020	March 31, 2020
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	5,834,682	3,873,888
Restricted stock units outstanding	127,200	—
Options available for future option grants	5,101,557	5,283,520
Common stock warrants	—	5,750,000
Earnout shares	—	20,000,000
Total	11,073,439	34,917,408

Common Stock Warrants
In connection with HSAC’s initial public offering in May 2019, HSAC issued 11,500,000 warrants for the purchase of one-half of one share of common stock (an aggregate of 5,750,000 shares) at a price of $11.50 per whole share, subject to adjustment. The warrants were classified as equity. All of the warrants remained outstanding as of and were exercisable commencing on May 14, 2020. The warrants were set to expire in December 2024 or earlier upon redemption or liquidation. The warrants were redeemable, at the Company’s option, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equaled or exceeded $16.50 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends a notice of redemption to the warrant holders. In May 2020, the Company delivered a notice of the redemption to the warrant holders, and an aggregate of 11,438,290 outstanding warrants were subsequently exercised for an aggregate of 5,719,145 shares of the Company’s common stock at a price of $11.50 per share, for net proceeds of approximately $65.8 million. The remaining 61,710 warrants were cancelled, and the holders thereof paid $0.01 per cancelled warrant. No warrants remain outstanding as of September 30, 2020.

Note 9 — Stock-Based Compensation
2019 Equity Incentive Plan
In December 2019, in connection with the Business Combination, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. On April 1, 2020, the number of common shares reserved for issuance increased automatically by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month (i.e. 2,186,215 shares of common stock) in accordance with the evergreen provision of the 2019 incentive plan. As of September 30, 2020, options to purchase 2,457,458 shares of common stock and 127,200 restricted stock units (“RSUs”) have been granted under the 2019 Plan and 5,101,557 shares remained available for future grant.

2018 Equity Incentive Plan
Pursuant to the Share Exchange Agreement, upon the closing of the Business Combination, all vested or unvested outstanding options to purchase common shares of ISL under its 2018 Equity Incentive Plan (the “2018 Plan”) were automatically assumed by the Company and converted into options to purchase 4,408,287 shares of the Company’s common stock with no changes to the terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan. As of September 30, 2020, 3,377,224 stock options were outstanding under the 2018 Plan.
Stock Option Activity
A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Options Outstanding
	Number of options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2020	3,873,888	$8.33	9.37	$28,029
Granted	2,290,978	23.51
Exercised	(42,213)	4.31
Forfeited	(61,738)	14.86
Canceled	(226,233)	7.86
Balance - September 30, 2020	5,834,682	$14.27	9.21	$122,505
Exercisable - September 30, 2020	945,851	$8.08	8.74	$25,646
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of September 30, 2020. The options granted during the three and six months ended September 30, 2020 had a weighted-average fair value of $23.26 and $16.05 per share, respectively, at the grant date. The options granted during the three and six months ended September 30, 2019 had a weighted-average fair value of $5.63 and $5.26 per share, respectively, at the grant date.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Risk-free interest rate	0.30% - 0.40%	1.88% - 1.88%	0.30% - 0.44%	1.78% - 2.25%
Expected term, in years	5.81 - 6.11	6.05 - 6.11	5.56 - 6.11	5.75 - 6.11
Expected volatility	83.31% - 84.05%	75.67% - 75.73%	78.16% - 84.05%	74.69% - 75.73%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of March 31, 2020	—	$—
Issued	127,200	19.01
Unvested as of September 30, 2020	127,200	$19.01
Stock-based Compensation Expense
For the three and six months ended September 30, 2020 and 2019, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$951	$2,306	$1,370	$2,369
General and administrative expenses	2,356	813	5,855	1,287
Total stock-based compensation	$3,307	$3,119	$7,225	$3,656

As of September 30, 2020, total unrecognized compensation expense related to non-vested stock options and RSUs was $47.1 million and $2.0 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.9 years and 1.6 years, respectively.
Stock-based Compensation Allocated to the Company by RSL
In relation to the RSL common share awards and options issued by RSL to employees of RSL, RSI, RSG and the Company, stock-based compensation expense of $0.1 million was recorded for the three and six months ended September 30, 2020, respectively, and $0.1 million for the three and six months ended September 30, 2019, respectively in the accompanying unaudited condensed consolidated statements of operations.

Note 10 — Leases
In June 2020, the Company entered into two sublease agreements with RSI, for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. In April 2020, the Company entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. These leases are classified as operating leases. Operating lease ROU assets of $4.2 million and lease liabilities of $4.2 million, were recognized based on the present value of remaining fixed lease payments over the expected lease term using an incremental borrowing rate of 3.9%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the time of execution of sublease agreement in determining the present value of lease payments. The aggregate weighted-average remaining lease term were 3.4 years as of September 30, 2020. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the three and six months ended September 30, 2020.

During the three and six months ended September 30, 2020, the Company incurred $0.3 million and $0.5 million, respectively, in rent expense and paid $0.1 million and $0.2 million, respectively, in cash related to contractual rent obligations under the operating leases. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of September 30, 2020 (in thousands):

Years Ending March 31,	Operating Leases
2021	$587
2022	1,198
2023	1,152
2024	1,132
2025	47
Thereafter	—
Total undiscounted payments	4,116
Less: present value adjustment	(335)
Present value of future payments	3,781
Less: current portion of operating lease liabilities	(1,102)
Operating lease liabilities, net of current portion	$2,679

Note 11 — Commitments and Contingencies
The ongoing COVID-19 pandemic has resulted in transitions to remote workforces, business closures and disruptions and a slowdown of economic activity across the globe. The COVID-19 pandemic had a variable impact on the Company’s clinical trials from March through September 2020. Some sites closed enrollment for new patients in early March, whereas other sites remained partially open for new patient enrollment. At this time, many sites globally have re-opened for new enrollment, though disruptions remain in some locations due to local restrictions. Given the uncertain course of the pandemic, it is impossible to predict with certainty which sites will remain open. To date, the Company has not experienced significant impacts on its business and operations as a result of the COVID-19 pandemic. However, the extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the ultimate duration and spread of the outbreak, the continuing impact of the pandemic on financial markets and the global economy, and the impact of the outbreak on the Company’s employees and vendors, all of which are uncertain and cannot be predicted.

As of September 30, 2020, other than contingent payments pursuant to the HanAll Agreement discussed in Note 4 and the subleases discussed in Note 10, the Company did not have any ongoing material financial commitments. The Company expects to enter into other commitments as the business further develops. In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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
In August 2019, we initiated dosing in our ASCEND MG trial, a multi-center, randomized, placebo-controlled Phase 2a clinical trial designed to evaluate the safety, tolerability, pharmacodynamics and efficacy of IMVT-1401 in patients with moderate-to-severe MG. As previously disclosed in August 2020, we reported results from this trial for fifteen patients completing the six week blinded, placebo-controlled period of the trial where IMVT-1401 was observed to be well-tolerated with no serious adverse events reported, no withdrawals due to adverse events, and no imbalance in headaches. In addition, we observed mean reductions in total serum IgG from baseline to Day 42 for the 340 mg and 680 mg cohorts of 59% and 76%, respectively. We anticipate initiating our Phase 3 clinical trial of IMVT-1401 in patients with MG in the first half of calendar year 2021.

In May 2019, we initiated dosing in our ASCEND GO-1 trial, a Phase 2a clinical trial in Canada in patients with TED. We announced initial results from this trial in March 2020. Enrollment is ongoing in our ASCEND GO-2 trial, a Phase 2b clinical trial for TED in the United States, Canada and Europe. We plan to report initial results from our ASCEND GO-2 trial in the first half of calendar year 2021.

In November 2019, we submitted an Investigational New Drug, or IND, application to the U.S. Food and Drug Administration, or FDA, for WAIHA and, in December 2019, our IND was cleared for Phase 2 trial initiation. We plan to report initial results from the high-dose cohort of this Phase 2a trial of IMVT-1401 in patients with WAIHA in the first quarter of calendar year 2021.

We also intend to announce three new indications for IMVT-1401 by August 2021.

ISL was incorporated in July 2018 and its operations prior to the closing of the Business Combination were limited to organizing and staffing ISL, acquiring the rights to IMVT-1401, and preparing for and conducting clinical trials. To date, we have not generated any revenue and have generated significant operating losses since our inception. As of September 30, 2020, we had an accumulated deficit of $138.7 million. For the three and six months ended September 30, 2020, we recorded net losses of $20.8 million and $47.5 million, respectively. For the three and six months ended September 30, 2019, we recorded net losses of $14.5 million and $34.5 million, respectively.

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
The COVID-19 pandemic has had a variable impact on our clinical trials since March 2020. Some sites closed enrollment for new patients in early March, whereas other sites remained partially open for new patient enrollment. At this time, many sites globally have re-opened for new enrollment, though disruptions remain in some locations due to local restrictions. Given the uncertain course of the pandemic, it is impossible to predict with certainty which sites will remain open.
In the conduct of our business activities, we are also taking actions designed to protect the safety and well-being of our patients and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to continue treatment in compliance with trial protocols and observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. Our very experienced clinical development team has successfully maintained robust communication with our sites. We have also been working with our partners to ensure that backup services are in place, which has enabled some virtual visits to replace in-person visits. These internal and external efforts have allowed us to continue progress across our clinical development programs.
The impact of COVID-19 on our future results will largely depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and spread of the outbreak, the continuing impact of the pandemic on financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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
Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. Since the acquisition of IMVT-1401, we, along with RSL, have performed all the development associated with IMVT-1401 and no amounts were due to HanAll for further research or development of the technology for the three and six months ended September 30, 2020 and 2019.
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

Results of Operations
The following table sets forth our results of operations for the three months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$11,976	$10,331	$1,645
General and administrative	8,998	4,163	4,835
Total operating expenses	20,974	14,494	6,480
Interest expense	—	249	(249)
Other income, net	(225)	(294)	69
Loss before provision for income taxes	(20,749)	(14,449)	(6,300)
Provision for income taxes	40	33	7
Net loss	$(20,789)	$(14,482)	$(6,307)

Research and Development Expenses
Research and development expenses increased by $1.7 million, from $10.3 million for the three months ended September 30, 2019 to $12.0 million for the three months ended September 30, 2020. This increase was primarily due to a $1.0 million increase in cost related to our non-clinical and clinical studies due to expansion of ongoing clinical trials and initiation of non-clinical study. In addition, there were a $0.6 million increase in professional services cost due to increased operating activity.
General and Administrative Expenses
General and administrative expenses increased by $4.8 million, from $4.2 million for the three months ended September 30, 2019 to $9.0 million for the three months ended September 30, 2020. This increase was primarily due to higher personnel-related costs of $2.3 million and stock-based compensation expense of $1.5 million, both of which were due to higher headcount. Other increases include recruiting fees for $0.6 million, commercial spend for $0.6 million, and $0.3 million for rent, offset by lower legal and professional fees.

The following table sets forth our results of operations for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019	Change
Operating expenses:
Research and development	$28,898	$28,807	$91
General and administrative	18,662	5,748	12,914
Total operating expenses	47,560	34,555	13,005
Interest expense	—	249	(249)
Other income, net	(151)	(319)	168
Loss before provision for income taxes	(47,409)	(34,485)	(12,924)
Provision for income taxes	88	56	32
Net loss	$(47,497)	$(34,541)	$(12,956)

Research and Development Expenses
Research and development expenses increased by $0.1 million, from $28.8 million for the six months ended September 30, 2019 to $28.9 million for the six months ended September 30, 2020. Research and development expense for the six months ended September 30, 2019 included $10.0 million related to the achievement of the first development and regulatory milestone under HanAll Agreement in May 2019. Excluding the effects of this one-time milestone, research and development expenses increased by $10.1 million for the six months ended September 30, 2020 compared to the six months ended September 30, 2019. This increase was primarily due to increases in contract manufacturing costs of $6.6 million and non-clinical and clinical studies of $0.9 million, driven by the expansion of our clinical trial program for the treatment of autoimmune diseases. Other increases include higher personnel-related expenses (including stock-based compensation expense) of $1.6 million due to higher headcount to support our clinical operations and $1.0 million in professional services cost due to increased operating activity.
General and Administrative Expenses
General and administrative expenses increased by $12.9 million, from $5.8 million for the six months ended September 30, 2019 to $18.7 million for the six months ended September 30, 2020. This increase was primarily due to higher personnel-related costs of $4.6 million and higher stock-based compensation expense of $4.5 million, both of which were due to higher headcount. Other increases include higher legal and professional fees of $2.0 million and commercial spend for $0.8 million. Further, increase in other spend such as rent, filing fees, and moving expenses to support our growth and operations as a public company.

Liquidity and Capital Resources
Overview
We had cash of $444.4 million as of September 30, 2020. For the three and six months ended September 30, 2020, we had net losses of $20.8 million and $47.5 million, respectively. For the three and six months ended September 30, 2019, we had net losses of $14.5 million and $34.5 million, respectively.

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
During May and June 2020, an aggregate of 11,438,290 warrants were exercised for an aggregate of 5,719,145 shares of our common stock at a price of $11.50 per share, for net proceeds to us of $65.8 million.
In September 2020, we completed an underwritten public offering of 6,060,606 shares of our common stock (including 380,000 shares of common stock purchased by RSL and the full exercise of the underwriters’ option to purchase 790,513 additional shares of common stock) at a price to the public of $33.00 per share, for net proceeds to the Company of approximately $188.1 million, after deducting underwriting discounts and commissions and offering expenses.
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
•fund our ongoing ASCEND-GO 1 and ASCEND-GO 2 trials;
•fund our ongoing ASCEND-WAIHA trial;
•initiate our Phase 3 clinical trial of IMVT-1401 in patients with MG;
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2020 and 2019 (in thousands):

	Six Months Ended September 30,
	2020	2019
Net cash used in operating activities	$(38,016)	$(25,889)
Net cash used in investing activities	(86)	(8)
Net cash provided by financing activities	381,903	37,904
Operating Activities
For the six months ended September 30, 2020, $38.0 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $47.5 million, non-cash charges of $7.6 million and a net change in operating assets and liabilities of $1.9 million. The non-cash charges consisted mainly of stock-based compensation of $7.3 million. The change in our operating assets and liabilities was primarily due to a decrease of $3.0 million in value-added tax receivable due to settlement of the receivable in April 2020.
For the six months ended September 30, 2019, $25.9 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $34.5 million, non-cash charges of $4.7 million and a net change in operating assets and liabilities of $3.9 million. The non-cash charges consisted mainly of stock-based compensation of $3.7 million. The change in our operating assets and liabilities was primarily due to an increase of $1.6 million in accounts payable and accrued expenses and an increase of $2.1 million in prepaid expenses due to increased operating activity.
Investing Activities
For the six months ended September 30, 2020 and 2019, cash used in investing activities was related to the purchase of property and equipment.
Financing Activities
For the six months ended September 30, 2020, $381.9 million of cash provided by financing activities consisted of $319.8 million in proceeds from the two issuances of common stock in an underwritten public offering, $65.8 million in proceeds from the issuance of common stock upon warrant redemptions, partially offset by repayment of the note payable to RSL of $3.1 million and the payment of offering costs for two issuances of $1.0 million.
For the six months ended September 30, 2019, $37.9 million of cash provided by financing activities consisted of $35.0 million in proceeds from the issuance of convertible promissory notes, $7.9 million from the issuance of promissory notes to RSL, and partially offset by $5.0 million in repayments of convertible promissory notes.
Outlook
Based on our existing cash balance as of September 30, 2020, our research and development plans and our timing expectations related to our development programs for IMVT-1401, we expect to be able to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2023. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Contractual Obligations and Commitments
As of March 31, 2020 and September 30, 2020, other than contingent payments pursuant to the HanAll Agreement and sublease agreements (as discussed below), we did not have any ongoing material financial commitments, such as lines of credit or guarantees, that we expect to affect our liquidity over the next several years.

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
We have not included potential future payments due under the HanAll Agreement in a table of contractual obligations because the payment obligations under this agreement are contingent upon future events. As of September 30, 2020, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. In May 2019, we achieved our first development and regulatory milestone under the HanAll Agreement resulting in a $10.0 million milestone payment that was paid by us in August 2019. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to IMVT-1401, up to an aggregate of $20.0 million.
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
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and six months ended September 30, 2020, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the audited combined and consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 29, 2020.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the fiscal quarter ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions have imposed, or in the future may impose or re-impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. Our headquarters is located in New York City, we have business operations in North Carolina, and our contract manufacturers are located in the United States and in South Korea. At present, we have implemented work-from-home policies for all employees. The effects of the executive order and our work-from-home policies may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur or re-occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain. For example, any manufacturing supply interruption of IMVT-1401, which is currently manufactured at facilities in the United States and in South Korea, or any future product candidates, could adversely affect our ability to conduct ongoing and future clinical trials of IMVT-1401 and any future product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.
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

In addition, our clinical trials have been and may continue to be affected by the COVID-19 pandemic. Some sites closed enrollment for new patients in early March 2020, whereas other sites remained partially open for new patient enrollment. At this time, many sites globally have re-opened for new enrollment. Given the uncertain course of the pandemic, it is impossible to predict with certainty which sites will remain open. Further, even as sites re-open, patient enrollment could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state governments could adversely impact our clinical trial operations.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $20.8 million and $47.5 million for the three and six months ended September 30, 2020, respectively. Our net loss was $14.5 million and $34.5 million for the three and six months ended September 30, 2019, respectively. Our net loss was $66.4 million and $28.6 million for the fiscal years ended March 31, 2020 and 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $138.7 million.
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
Raising additional funds by issuing equity securities may cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants, and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
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
We plan to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
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

We may not be able to successfully develop and commercialize our product candidate IMVT-1401 on a timely basis or at all.
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
We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as IMVT-1401. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson), rozanolixizumab (UCB) and ALXN1830 (Alexion Pharmaceuticals).

Each of efgartigimod, nipocalimab, and rozanolixizumab is currently under development for the treatment of MG. Alexion has announced plans to begin Phase 2 trials for ALXN1830 in MG and WAIHA in the second half of 2021. Johnson & Johnson is currently running an adaptive Phase 2/3 clinical study for nipocalimab. Johnson & Johnson also announced that the FDA has granted Fast Track Designation for nipocalimab in WAIHA.

We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin, or IVIg, is also routinely used for patients with MG. Eculizumab (marketed by Alexion Pharmaceuticals), an antibody inhibitor of the C5 protein, was recently approved in 2017 for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab, a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications.
Other product candidates in development for the treatment of MG include zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab, a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 trials.

Fostamatinib (Rigel Pharmaceuticals), a syk inhibitor, is currently in Phase 3 development for the treatment of WAIHA.

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
Securing marketing approvals requires the submission of extensive nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of our product candidate for the specified indications. We expect to rely on third-party CROs, consultants and our collaborators to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidate and generate product revenue.
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians, as defined by law, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its relationships with physician assistants, nurse practitioners, clinical nurse specialists, certified registered nurse anesthetists and certified nurse midwives during the previous year;
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
There have been, and continue to be, numerous executive, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the United States there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, boosting pricing transparency, improving quality and/or expanding access and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and related legislation, or collectively, the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced a new “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a new Medicare Part D coverage gap discount program, in which manufacturers currently must agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (7) created a licensure framework for follow-on biologic products; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2020 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.
Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services has solicited feedback on some of these measures and has implemented others under its existing authority. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage plans the option to use step therapy for Part B drugs beginning January 1, 2020. This final rule codified CMS’s policy change that was effective January 1, 2019. Additionally, on July 24, 2020, President Trump announced four executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals, including (i) a policy that would tie certain Medicare Part B drug prices to international drug prices, or the “most favored nation price,” the details of which were released on September 13, 2020 and also expanded the policy to cover certain Part D drugs; (ii) an order that directs the U.S. Department of Health and Human Services, or HHS, to finalize the Canadian drug importation proposed rule previously issued by HHS and makes other changes allowing for personal importation of drugs from Canada; (iii) an order that directs HHS to finalize the rulemaking process on modifying the Anti-Kickback Statute safe harbors for discounts for plans, pharmacies, and pharmaceutical benefit managers; (iv) a policy that reduces costs of insulin and epipens to patients of federally qualified health centers. The FDA also recently released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. While some of these and other measures may require additional authorization to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. It is possible that additional governmental action is taken in response to the COVID-19 pandemic. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained.
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
In the United States, the Biologics Price Competition and Innovation Act, or BPCIA, created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. New biologics, such as IMVT-1401, may be entitled to regulatory exclusivity under the BPCIA. The BPCIA grants new biologics 12 years of FDA-granted exclusivity. Further, under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. During the period of exclusivity, however, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own clinical data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. After the expiration of the exclusivity period, the FDA can approve a biosimilar product through an abbreviated approval process. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.
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
General Risks Related to an Investment in Our Securities
The market price of shares of our common stock is likely to be highly volatile, and you may lose some or all of your investment.
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
As of November 12, 2020, RSL beneficially owned approximately 57.6% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. For example, RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
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
We will lose our status as an "emerging growth company," as of March 31, 2021 and, as a result, will no longer be able to avail ourselves of reduced reporting and disclosure requirements.

We are an "emerging growth company", as defined in the Jumpstart Our Business Startups Act of 2012 (“JOBS Act”). On September 30, 2020, the last business day of our second quarter in fiscal year 2020, the aggregate market value of shares of our common stock held by our non-affiliate stockholders exceeded $700 million. As a result, as of March 31, 2021, we will be considered a large accelerated filer and will as a consequence lose our status as an emerging growth company. We will therefore no longer be permitted to rely on exemptions from certain disclosure requirements that we have taken advantage of and that are applicable to other public companies that are not emerging growth companies. These exemptions include:
•reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements;
•exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved; and
•exemption from compliance with the independent auditor attestation requirements in the assessment of our internal control over financial reporting.
Meeting these disclosure requirements as well as the auditor attestation of our internal control over financial reporting will require additional resources and increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could result in the loss of investor confidence and cause the market price of shares of our common stock to decline.

We will incur increased costs as a result of operating as a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, and particularly after we are no longer an emerging growth company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to devote a substantial amount of time to compliance with these requirements. Moreover, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs.
As a result of becoming a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.
We will be required, pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, to furnish a report by management on, among other things, the effectiveness of our internal controls over financial reporting for the fiscal year ending March 31, 2021. In addition, since we will no longer be an “emerging growth company,” we will also be required to include in our annual report beginning with our fiscal year ending March 31, 2021, an attestation report by our independent registered public accounting firm on internal control over financial reporting. At such time, if we then have a material weakness, we would need to disclose such material weaknesses and we would receive an adverse opinion regarding our internal control over financial reporting from our independent registered public accounting firm. We will be required to disclose significant changes made in our internal controls procedures on a quarterly basis.

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
We will remain an emerging growth company, as defined in the JOBS Act until the end of this fiscal year. For as long as we continue to be an emerging growth company, we may take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies.

In addition, we will continue to qualify as a “smaller reporting company,” through end of this fiscal year, which will allow us to take advantage of many of the same exemptions from disclosure requirements that are applicable for emerging growth companies.

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

Immunovant, Inc.

Date: November 12, 2020	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Pamela Yanchik Connealy
Pamela Yanchik Connealy
Chief Financial Officer