Form 10-Q
period 2020-12-31
Immunovant, Inc.
filed 2021-02-16
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 16, 2021, there were 97,971,243 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form 10-Q. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:
•Our product candidate may cause adverse events or have other properties that could delay or prevent its regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.
•Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including the ongoing global Novel Coronavirus Disease 2019, or the COVID-19 pandemic, on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, or CROs, shippers and others.
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
•We plan to expand our organization, and we may experience difficulties in managing this growth, which could disrupt our operations.
•Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
•The results of our nonclinical and clinical trials may not support our proposed claims for our product candidate, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.
•Interim, “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•We may not be able to successfully develop and commercialize our product candidate IMVT-1401 on a timely basis or at all.
•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
•We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications, and our operating results will suffer if we fail to compete effectively.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2020	March 31, 2020
Assets
Current assets:
Cash	$421,974	$100,571
Prepaid expenses	6,973	5,460
Income tax receivable	481	36
Value-added tax receivable	—	3,009
Total current assets	429,428	109,076
Operating lease right-of-use assets	3,469	—
Property and equipment, net	132	65
Deferred offering costs	—	246
Total assets	$433,029	$109,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,100	$1,190
Accrued expenses	13,281	10,938
Current portion of operating lease liabilities	1,104	—
Due to Roivant Sciences Ltd.	—	3,190
Total current liabilities	16,485	15,318
Operating lease liabilities, net of current portion	2,392	—
Total liabilities	18,877	15,318
Commitments and contingencies (Note 11)
Stockholders’ equity:(1)
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at December 31, 2020 and March 31, 2020	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2020 and March 31, 2020	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 97,971,243 shares issued and outstanding at December 31, 2020 and 500,000,000 shares authorized, 56,455,376 shares issued and 54,655,376 shares outstanding at March 31, 2020	10	5
Additional paid-in capital	584,174	185,306
Accumulated other comprehensive income (loss)	467	(16)
Accumulated deficit	(170,499)	(91,226)
Total stockholders’ equity	414,152	94,069
Total liabilities and stockholders’ equity	$433,029	$109,387

(1) Retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Operating expenses:
Research and development (includes $2,549 and $4,025 of stock-based compensation expense for the three and nine months ended December 31, 2020, respectively, and $311 and $2,683 of stock-based compensation expense for the three and nine months ended December 31, 2019, respectively)(1)	$21,091	$4,953	$49,989	$33,759
General and administrative (includes $3,443 and $9,309 of stock-based compensation expense for the three and nine months ended December 31, 2020, respectively, and $1,103 and $2,440 of stock-based compensation expense for the three and nine months ended December 31, 2019, respectively)(2)	10,549	6,088	29,211	11,836
Total operating expenses	31,640	11,041	79,200	45,595
Interest expense	—	376	—	625
Other expense (income), net	503	(221)	352	(539)
Loss before (benefit) provision for income taxes	(32,143)	(11,196)	(79,552)	(45,681)
(Benefit) provision for income taxes	(367)	100	(279)	156
Net loss	$(31,776)	$(11,296)	$(79,273)	$(45,837)
Net loss per common share – basic and diluted(3)	$(0.32)	$(0.28)	$(0.94)	$(1.16)
Weighted-average common shares outstanding – basic and diluted(3)	97,920,460	41,035,055	84,413,511	39,408,236

(1)Includes $0 and $176 of costs allocated from Roivant Sciences Ltd. for the three and nine months ended December 31, 2020, respectively, and $0 and $152 of costs allocated from Roivant Sciences Ltd. for the three and nine months ended December 31, 2019, respectively.
(2)Includes $185 and $522 of costs allocated from Roivant Sciences Ltd. for the three and nine months ended December 31, 2020, respectively, and $487 and $1,001 of costs allocated from Roivant Sciences Ltd. for the three and nine months ended December 31, 2019, respectively.
(3)Retroactively restated for the reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Net loss	$(31,776)	$(11,296)	$(79,273)	$(45,837)
Other comprehensive income (loss):
Foreign currency translation adjustments	689	(149)	483	(493)
Total other comprehensive income (loss)	689	(149)	483	(493)
Comprehensive loss	$(31,087)	$(11,445)	$(78,790)	$(46,330)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity(1)
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Common stock subscribed	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$—	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offering	—	—	9,613,365	1	—	130,427	—	—	130,428
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	—	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—	—
Issuance of common stock upon warrant redemption	—	—	5,719,145	1	—	65,751	—	—	65,752
Stock options exercised	—	—	23,841	—	—	63	—	—	63
Capital contribution – stock-based compensation	—	—	—	—	—	63	—	—	63
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	164	—	—	164
Stock-based compensation	—	—	—	—	—	3,918	—	—	3,918
Foreign currency translation adjustments	—	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	—	(26,708)	(26,708)
Balance at June 30, 2020	10,000	$—	80,911,727	$8	$—	$385,691	$10	$(117,934)	$267,775
Issuance of common stock upon underwritten public offering	—	—	6,060,606	1	—	188,118	—	—	188,119
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	—	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—	—
Stock options exercised	—	—	18,372	—	—	119	—	—	119
Capital contribution – stock-based compensation	—	—	—	—	—	54	—	—	54
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	53	—	—	53
Stock-based compensation	—	—	—	—	—	3,307	—	—	3,307
Foreign currency translation adjustments	—	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	—	(20,789)	(20,789)
Balance at September 30, 2020	10,000	$—	97,890,705	$10	$—	$577,341	$(222)	$(138,723)	$438,406
Stock options exercised and vesting of restricted stock units	—	—	80,538	—	—	725	—	—	725
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	116	—	—	116
Stock-based compensation	—	—	—	—	—	5,992	—	—	5,992
Foreign currency translation adjustments	—	—	—	—	—	—	689	—	689
Net loss	—	—	—	—	—	—	—	(31,776)	(31,776)
Balance at December 31, 2020	10,000	$—	97,971,243	$10	$—	$584,174	$467	$(170,499)	$414,152

	Series A preferred stock		Common stock		Common stock subscribed	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	38,590,381	$4	$(3)	$31,830	$346	$(24,838)	$7,339
Capital contribution – stock-based compensation	—	—	—	—	—	35	—	—	35
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	331	—	—	331
Stock-based compensation	—	—	—	—	—	537	—	—	537
Foreign currency translation adjustments	—	—	—	—	—	—	(291)	—	(291)
Net loss	—	—	—	—	—	—	—	(20,059)	(20,059)
Balance at June 30, 2019	—	$—	38,590,381	$4	$(3)	$32,733	$55	$(44,897)	$(12,108)
Settlement of common share subscription	—	—	—	—	3	—	—	—	3
Capital contribution – stock-based compensation	—	—	—	—	—	18	—	—	18
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	220	—	—	220
Stock-based compensation	—	—	—	—	—	3,119	—	—	3,119
Foreign currency translation adjustments	—	—	—	—	—	—	(53)	—	(53)
Net loss	—	—	—	—	—	—	—	(14,482)	(14,482)
Balance at September 30, 2019	—	$—	38,590,381	$4	$—	$36,090	$2	$(59,379)	$(23,283)
Conversion of convertible promissory notes	10,000	—	3,499,995	—	—	35,587	—	—	35,587
Issuance of preferred and common stock, net of deferred offering costs	—	—	12,565,000	1	—	109,276	—	—	109,277
Capital contribution – stock-based compensation	—	—	—	—	—	82	—	—	82
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	312	—	—	312
Stock-based compensation	—	—	—	—	—	1,332	—	—	1,332
Foreign currency translation adjustments	—	—	—	—	—	—	(149)	—	(149)
Net loss	—	—	—	—	—	—	—	(11,296)	(11,296)
Balance at December 31, 2019	10,000	$—	54,655,376	$5	$—	$182,679	$(147)	$(70,675)	$111,862

(1) Retroactively restated for reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2020	2019
Cash flows from operating activities
Net loss	$(79,273)	$(45,837)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,334	5,123
Depreciation on property and equipment	43	15
Foreign currency translation adjustments	483	(493)
Loss on disposal of property and equipment	—	13
Gain on extinguishment of convertible notes payable	—	(38)
Non-cash lease expense	714	—
Write-off of deferred offering costs	—	1,628
Changes in operating assets and liabilities:
Prepaid expenses	(1,513)	2,591
Income tax receivable	(445)	49
Value-added tax receivable	3,009	(83)
Accounts payable	914	2,604
Accrued expenses	2,590	3,827
Due to Roivant Sciences Ltd.	—	188
Income tax payable	—	106
Operating lease liabilities	(687)	—
Net cash used in operating activities	(60,831)	(30,307)
Cash flows from investing activities
Purchase of property and equipment	(115)	(21)
Net cash used in investing activities	(115)	(21)
Cash flows from financing activities
Capital contributions	333	867
Proceeds from issuance of common stock upon underwritten public offering	319,783	—
Proceeds from issuance of common stock upon warrant redemption	65,752	—
Proceeds from stock options exercised	907	—
Payment of deferred offering costs	(1,236)	(2,917)
Proceeds from notes payable to Roivant Sciences Ltd.	—	7,907
Repayment of convertible promissory note payable to Roivant Sciences Ltd.	—	(2,500)
Proceeds from convertible promissory notes payable	—	35,000
Repayment of convertible promissory notes payable	(3,190)	(2,500)
Recapitalization transaction	—	111,016
Net cash provided by financing activities	382,349	146,873
Net change in cash	321,403	116,545
Cash – beginning of period	100,571	6,985
Cash – end of period	$421,974	$123,530
Non-cash operating activity
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$4,183	$—
Non-cash financing activity
Deferred offering costs in accrued expenses	$—	$574
Conversion of convertible promissory notes to common stock	—	35,000
Cancellation of interest on convertible promissory notes recorded in equity	—	587
Total non-cash financing activity	$—	$36,161
Supplemental disclosure of cash paid:
Income taxes	$166	$—
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
[B] Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2020, the Company’s cash totaled $422.0 million and its accumulated deficit was $170.5 million.
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
The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash as of December 31, 2020, will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of calendar year 2023 from the date the unaudited condensed consolidated financial statements are issued.

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
In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended December 31, 2020 are not necessarily indicative of those expected for the year ending March 31, 2021 or for any future period. The condensed consolidated balance sheet as of March 31, 2020 included herein was derived from the audited combined and consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited combined and consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 29, 2020.
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
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of December 31, 2020 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
[C] Risks and Uncertainties
The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, key personnel, third-party service providers, such as contract research organizations, protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.
[D] Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash. As of December 31, 2020, the cash balance is kept in one banking institution that the Company believes is of high credit quality and is in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

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
The Company’s financial instruments consist of cash, accounts payable, accrued expenses and amounts due to RSL. These financial instruments are stated at their respective historical carrying amounts, which approximates fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of December 31, 2020 or March 31, 2020.

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
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended December 31,
	2020	2019
Preferred stock as converted	10,000	10,000
Options	5,757,732	4,209,573
Restricted stock units (unvested)	214,980	1,800,000
Warrants	—	5,750,000
Total	5,982,712	11,769,573
In addition, the convertible promissory notes issued in the nine months ended December 31, 2019 were not included in the calculation of diluted weighted-average number of common shares outstanding because they were anti-dilutive given the net loss of the Company.
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
In connection with the Business Combination, the Company incurred direct and incremental costs of $2.8 million, consisting of legal, accounting, financial advisory and other professional fees, which are included in additional paid-in capital in the consolidated balance sheets as of December 31, 2020. The Company incurred additional financial advisory fees related to the Business Combination of $2.3 million, which are included in accumulated deficit within the consolidated balance sheets as of December 31, 2020.

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
•Up to an aggregate of $442.5 million (after $10.0 million of milestone payment) upon the achievement of certain development, regulatory and sales milestones; and
•Tiered royalties ranging from the mid-single digits to mid-teens on net product sales subject to reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
Since the acquisition of IMVT-1401, RSL and the Company have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company, to research or develop the technology for the three and nine months ended December 31, 2020 and December 31, 2019, respectively.
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

Note 5 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	December 31, 2020	March 31, 2020
Research and development expenses	$9,527	$8,332
Accrued bonuses	2,085	859
Legal and other professional fees	1,445	1,231
Other expenses	224	516
Total accrued expenses	$13,281	$10,938

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
For the three and nine months ended December 31, 2020, the Company was charged $0.2 million and $0.7 million, respectively, by RSI, RSG and RSL, of which $0.1 million and $0.4 million, respectively, were treated as capital contributions and $0.1 million and $0.3 million, respectively, were treated as amounts due to RSL in the accompanying unaudited condensed consolidated financial statements.

For the three and nine months ended December 31, 2019, the Company was charged $0.4 million and $1.0 million, respectively, by RSI, RSG, and RSL, of which $0.3 million and $0.9 million, respectively, were treated as capital contributions. The remaining amount of $0.1 million for the nine months ended December 31, 2019 was treated as an amount due to RSL in the accompanying unaudited condensed consolidated financial statements.

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

Note 7 — Income Taxes
The Company’s effective tax rates were 1.14% and 0.35% for the three and nine months ended December 31, 2020, respectively and (0.90)% and (0.34)% for the three and nine months ended December 31, 2019, respectively. The Company's effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 8 — Stockholders’ Equity
Series A Preferred Stock
In connection with the closing of the Business Combination, the Company designated and issued 10,000 shares of Series A preferred stock, par value $0.0001 per share, to RSL, all of which shares are outstanding as of December 31, 2020.
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
Preferred Stock
In connection with the closing of the Business Combination, the Company authorized 10,010,000 shares of preferred stock par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of December 31, 2020.
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
The Company has reserved the following shares of common stock for issuance:

	December 31, 2020	March 31, 2020
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	5,757,732	3,873,888
Restricted stock units outstanding	214,980	—
Options available for future option grants	4,893,006	5,283,520
Common stock warrants	—	5,750,000
Earnout shares	—	20,000,000
Total	10,875,718	34,917,408

Common Stock Warrants
In connection with HSAC’s initial public offering in May 2019, HSAC issued 11,500,000 warrants for the purchase of one-half of one share of common stock (an aggregate of 5,750,000 shares) at a price of $11.50 per whole share, subject to adjustment. The warrants were classified as equity. All of the warrants remained outstanding as of and were exercisable commencing on May 14, 2020. The warrants were set to expire in December 2024 or earlier upon redemption or liquidation. The warrants were redeemable, at the Company’s option, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equaled or exceeded $16.50 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends a notice of redemption to the warrant holders. In May 2020, the Company delivered a notice of the redemption to the warrant holders, and an aggregate of 11,438,290 outstanding warrants were subsequently exercised for an aggregate of 5,719,145 shares of the Company’s common stock at a price of $11.50 per share, for net proceeds of approximately $65.8 million. The remaining 61,710 warrants were cancelled, and the holders thereof paid $0.01 per cancelled warrant. No warrants remain outstanding as of December 31, 2020.

Note 9 — Stock-Based Compensation
2019 Equity Incentive Plan
In December 2019, in connection with the Business Combination, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. On April 1, 2020, the number of common shares reserved for issuance increased automatically by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month (i.e. 2,186,215 shares of common stock) in accordance with the evergreen provision of the 2019 Plan. As of December 31, 2020, options to purchase 2,546,580 shares of common stock and 214,980 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 4,893,006 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan
Pursuant to the Share Exchange Agreement, upon the closing of the Business Combination, all vested or unvested outstanding options to purchase common shares of ISL under its 2018 Equity Incentive Plan (the “2018 Plan”) were automatically assumed by the Company and converted into options to purchase 4,408,287 shares of the Company’s common stock with no changes to the terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan. As of December 31, 2020, 3,211,152 stock options were outstanding under the 2018 Plan.
Stock Option Activity
A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Options Outstanding
	Number of options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2020	3,873,888	$8.33	9.37	$28,029
Granted	2,602,268	25.92
Exercised	(114,084)	8.57
Forfeited	(378,107)	16.94
Canceled	(226,233)	7.86
Balance - December 31, 2020	5,757,732	$15.73	8.99	$175,578
Exercisable - December 31, 2020	1,372,915	$8.44	8.60	$51,828
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of December 31, 2020. The options granted during the three and nine months ended December 31, 2020 had a weighted-average fair value of $30.65 and $17.81 per share, respectively, at the grant date. The options granted during the three and nine months ended December 31, 2019 had a weighted-average fair value of $5.70 and $3.02 per share, respectively, at the grant date.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Risk-free interest rate	0.38% - 0.56%	1.61% - 1.78%	0.30% - 0.56%	1.61% - 2.25%
Expected term, in years	6.08 - 6.11	5.97 - 6.11	5.56 - 6.11	5.75 - 6.11
Expected volatility	83.40% - 83.80%	75.55% - 76.01%	78.16% - 84.05%	74.69% - 76.01%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of March 31, 2020	—	$—
Issued	224,980	30.38
Vested	(10,000)	44.60
Outstanding, non-vested as of December 31, 2020	214,980	$29.72
Stock-based Compensation Expense
For the three and nine months ended December 31, 2020 and 2019, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2020	2019	2020	2019
Research and development expenses	$2,549	$311	$3,919	$2,680
General and administrative expenses	3,443	1,021	9,298	2,308
Total stock-based compensation	$5,992	$1,332	$13,217	$4,988

As of December 31, 2020, total unrecognized compensation expense related to non-vested stock options and RSUs was $48.9 million and $5.2 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.95 years and 1.59 years, respectively.
Stock-based Compensation Allocated to the Company by RSL
In relation to the RSL common share awards and options issued by RSL to employees of RSL, RSI, RSG and the Company, stock-based compensation expense of $0.1 million was recorded for the nine months ended December 31, 2020, and $0.1 million for the three and nine months ended December 31, 2019, respectively in the accompanying unaudited condensed consolidated statements of operations. There were no allocations related to stock-based compensation expense for the three months ended December 31, 2020.

Note 10 — Leases
In June 2020, the Company entered into two sublease agreements with RSI, for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. In April 2020, the Company entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. These leases are classified as operating leases. Operating lease ROU assets of $4.2 million and lease liabilities of $4.2 million, were recognized based on the present value of remaining fixed lease payments over the expected lease term using an incremental borrowing rate of 3.9%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates were used based on the information available at the time of execution of sublease agreement in determining the present value of lease payments. The aggregate weighted-average remaining lease term were 3.2 years as of December 31, 2020. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the three and nine months ended December 31, 2020.

During the three and nine months ended December 31, 2020, the Company incurred $0.2 million and $0.7 million, respectively, in rent expense and paid $0.5 million and $0.7 million, respectively, in cash related to contractual rent obligations under the operating leases. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of December 31, 2020 (in thousands):

Years Ending March 31,	Operating Leases
2021	$295
2022	1,198
2023	1,152
2024	1,132
2025	47
Thereafter	—
Total undiscounted payments	3,824
Less: present value adjustment	(328)
Present value of future payments	3,496
Less: current portion of operating lease liabilities	(1,104)
Operating lease liabilities, net of current portion	$2,392

Note 11 — Commitments and Contingencies
In February 2021, the Company voluntarily paused dosing in its clinical trials for IMVT-1401 due to elevated total cholesterol and low-density lipoprotein (LDL) levels observed in patients treated with IMVT-1401. The Company has informed its regulators and investigators of this voluntary pause of dosing in ASCEND GO-2, a Phase 2b trial in Thyroid Eye Disease and ASCEND-WAIHA, a Phase 2 trial in Warm Autoimmune Hemolytic Anemia. In order to better characterize the observed lipid findings, the Company has begun to conduct a program-wide data review (including both nonclinical and clinical data) with input from external scientific experts. The Company also plans to progress discussions with regulatory authorities to align on the next steps in the continued development of IMVT-1401. At this time, the extent of the impact of this event on the Company’s future operational and financial performance is uncertain and cannot be predicted.
The ongoing COVID-19 pandemic has resulted in transitions to remote workforces, business closures and disruptions and a slowdown of economic activity across the globe. Prior to the previously disclosed voluntary pause of clinical trials for IMVT-1401 in February 2021, the COVID-19 pandemic had a variable impact on the Company’s clinical trials. Some of the Company’s clinical trial sites closed enrollment for new patients in early March 2020 due to COVID-19, whereas other sites remained partially open for new patient enrollment until the voluntary pause of clinical dosing. These impacts have resulted in slower than projected patient enrollment of our trials. The Company has not experienced material financial impacts as a result of the COVID-19 pandemic. However, the extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments related to COVID-19 that are uncertain and cannot be predicted, including the ultimate duration and spread of the outbreak, the continuing impact of the pandemic on financial markets and the global economy, and the impact of the outbreak on the Company’s employees and vendors.
As of December 31, 2020, other than contingent payments pursuant to the HanAll Agreement discussed in Note 4 and the subleases discussed in Note 10, the Company did not have any ongoing material financial commitments. The Company expects to enter into other commitments as the business further develops. In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

We are developing IMVT-1401 as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule. As a result of our rational design, we believe that IMVT-1401, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases, (e.g., myasthenia gravis, or MG, thyroid eye disease, or TED (formerly referred to as Graves’ ophthalmopathy, or GO), Warm Autoimmune Hemolytic Anemia, or WAIHA, idiopathic thrombocytopenic purpura, pemphigus vulgaris, chronic inflammatory demyelinating polyneuropathy, bullous pemphigoid, neuromyelitis optica, pemphigus foliaceus, Guillain-Barré syndrome and PLA2R+ membranous nephropathy). In 2019, these diseases had an aggregate prevalence of approximately 243,000 patients in the United States and 388,000 patients in Europe. To the extent we choose to develop IMVT-1401 for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. However, we have not yet obtained such designation for any of our three target indications, and there is no certainty that we will obtain such designation, or maintain the benefits associated with such designation if we do obtain it.
In August 2020, we reported topline results from an interim analysis of 15 participants in our ASCEND MG trial, a multi-center, randomized, placebo-controlled Phase 2a clinical trial designed to evaluate the safety, tolerability, pharmacodynamics and efficacy of IMVT-1401 in patients with moderate-to-severe MG. After the interim analysis, two additional participants enrolled and were randomized. The trial has now completed and we plan to provide additional detail on the trial in a scientific forum at a later date.
In March 2020, we announced results from our ASCEND GO-1 trial, a Phase 2a clinical trial in Canada in patients with TED. The trial has now completed and we plan to provide additional detail on the trial in a scientific forum at a later date. In October 2019, we initiated our ASCEND GO-2 trial, a randomized, masked, placebo-controlled Phase 2b clinical trial in patients with moderate-to-severe active TED with confirmed autoantibodies to thyroid-stimulating hormone receptor (TSHR). In August 2020, we initiated dosing for ASCEND-WAIHA, a Phase 2, open-label, sequential, two cohort clinical trial in patients with WAIHA.
We were incorporated in July 2018 and our operations prior to the closing of the Business Combination were limited to organizing and staffing the company, acquiring the rights to IMVT-1401, and preparing for and conducting clinical trials. To date, we have not generated any revenue and have generated significant operating losses since our inception. As of December 31, 2020, we had an accumulated deficit of $170.5 million. For the three and nine months ended December 31, 2020, we recorded net losses of $31.8 million and $79.3 million, respectively. For the three and nine months ended December 31, 2019, we recorded net losses of $11.3 million and $45.8 million, respectively.
Recent Developments
In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401. We have informed our regulators and investigators of this voluntary pause of dosing in ASCEND GO-2, a Phase 2b trial in Thyroid Eye Disease and ASCEND-WAIHA, a Phase 2 trial in Warm Autoimmune Hemolytic Anemia.
In our ASCEND GO-2 trial, lipid parameters are assessed at baseline, at 12 weeks, and at week 20 following eight weeks off study drug. Based on preliminary, unblinded data from about 40 participants through week 12, as further analyzed since our February 2021 announcement, mean LDL cholesterol at week 12 was increased by approximately 65mg/dL in the 680mg dose group (corresponding to an increase from baseline of approximately 60%), and by approximately 40mg/dL in the 340mg dose group (corresponding to an increase from baseline of approximately 35%), and did not increase in the control group. Average high-density lipoprotein (HDL) and triglyceride levels increased to a much lesser degree. At the 20-week timepoint, LDL levels trended towards baseline levels in the 680mg dose group and in the 340mg dose group. No serious cardiovascular events have been reported to date in IMVT-1401 clinical trials.
Our unblinded analysis of the data from ASCEND GO-2 trial remains ongoing. The full set of data is now being collected, quality-controlled and consolidated. In the open label ASCEND-WAIHA trial, we plan to conduct an interim data review from participants in Cohort 1 (680 mg weekly) after similarly consolidating and quality-controlling the data.
In order to better characterize the observed lipid findings, we have begun to conduct a program-wide data review (including both nonclinical and clinical data) with input from external scientific experts. We also plan to progress discussions with regulatory authorities to align on the next steps in the continued development of IMVT-1401. We expect to provide a further update on our current and future indications and timelines in the second quarter of calendar year 2021.

COVID-19 Business Update
We have been actively monitoring the impact of the COVID-19 pandemic on our employees and our business. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees in mid-March 2020 and our workforce has continued to work remotely. Our operations continue as we seek to comply with guidance from governmental authorities and adjust our activities as appropriate.
Prior to our previously disclosed voluntary pause of our clinical trials for IMVT-1401 in February 2021, the COVID-19 pandemic had a variable impact on our clinical trials. Some of our clinical trial sites closed enrollment for new patients in early March 2020 due to COVID-19, whereas other sites remained partially open for new patient enrollment until our voluntary pause. These impacts have resulted in slower than projected patient enrollment of our trials.
In the conduct of our business activities, we continue to take actions designed to protect the safety and well-being of our patients and employees. For patients already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. Our very experienced clinical development team has successfully maintained robust communication with our sites. We have also been working with our partners to ensure that backup services are in place, which has enabled some virtual visits to replace in-person visits.
We have not experienced material financial impact as a result of COVID-19 pandemic. However, the impact of COVID-19 on our future results will largely depend on future developments related to COVID-19, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and spread of the outbreak, the continuing impact of the pandemic on financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.
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

Our Key Agreements
License Agreement with HanAll Biopharma Co., Ltd.
In December 2017, Roivant Sciences GmbH, or RSG, a wholly owned subsidiary of RSL, entered into a license agreement with HanAll, or the HanAll Agreement. Under the HanAll Agreement, RSG, received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as IMVT-1401 and certain back-up and next-generation antibodies, and products containing such antibodies, and to commercialize such products, in the United States, Canada, Mexico, the European Union, or the E.U., the United Kingdom, or the U.K., Switzerland, the Middle East, North Africa and Latin America, or the Licensed Territory, for all human and animal uses, during the term of the agreement.

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
Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. Since the acquisition of IMVT-1401, we, along with RSL, have performed all the development associated with IMVT-1401 and no amounts were due to HanAll for further research or development of the technology for the three and nine months ended December 31, 2020 and 2019.
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
Research and Development Expenses
Since our incorporation, our operations have primarily been limited to organizing and staffing our company, acquiring rights to our product candidate, IMVT-1401, and preparing for and conducting clinical trials. Research and development expenses primarily consist of salaries, benefits, and other staff-related costs, including associated stock-based compensation, laboratory supplies, clinical studies and trials and related clinical manufacturing costs. Costs related to manufacturing preparation, fees paid to other entities that conduct certain research and development activities on our behalf, and facilities and allocated overhead and facility costs are also included within research and development. We expect to significantly increase our research and development efforts as we initiate and conduct our clinical trials for IMVT-1401. Research and development expenses will include:
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
•costs for sponsored research;
•costs associated with regulatory approvals;
•costs for quality assurance;
•costs incurred under patent, technology, and know-how sublicense agreements;
•upfront payments for the purchase of in-process research and development; and
•costs allocated to us under our Services Agreements with RSI and RSG.
Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly over the next several years as we increase personnel and compensation costs and commence additional expected clinical trials for IMVT-1401 and prepare to seek regulatory approval for our product candidate. It is difficult to determine with certainty the duration and completion costs of any clinical trial we may conduct.
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
In addition, the probability of success for IMVT-1401 will depend on numerous factors, including competition, manufacturing capability and commercial viability.
General and Administrative Expenses
General and administrative expenses consist primarily of employee salaries and related benefits, costs allocated under the Services Agreements and stock-based compensation for general and administrative personnel, legal and accounting fees, consulting services and other operating costs relating to corporate matters and daily operations.
We anticipate that our general and administrative expenses will continue to increase in the future to support our continued research and development activities and increased costs of operating as a public company. These increases will likely include patent costs for our product candidates and increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq rules and SEC requirements, insurance and investor relations costs. In addition, whenever IMVT-1401 obtains regulatory approval, we expect that we would incur significant additional expenses associated with building a sales and marketing team.

Results of Operations
The following table sets forth our results of operations for the three months ended December 31, 2020 and 2019 (in thousands):

	Three Months Ended December 31,
	2020	2019	Change
Operating expenses:
Research and development	$21,091	$4,953	$16,138
General and administrative	10,549	6,088	4,461
Total operating expenses	31,640	11,041	20,599
Interest expense	—	376	(376)
Other expense (income), net	503	(221)	724
Loss before (benefit) provision for income taxes	(32,143)	(11,196)	(20,947)
(Benefit) provision for income taxes	(367)	100	(467)
Net loss	$(31,776)	$(11,296)	$(20,480)
Research and Development Expenses
Research and development expenses increased by $16.1 million, from $5.0 million for the three months ended December 31, 2019 to $21.1 million for the three months ended December 31, 2020. This increase was primarily due to an $8.9 million increase in contract manufacturing costs, $1.4 million and $0.9 million increases in costs related to clinical studies and clinical research, respectively, due to expansion of clinical trials. Other increases include higher personnel-related expenses (including stock-based compensation expense) of $4.4 million due to higher headcount to support our clinical operations and $1.2 million in professional services cost due to increased operating activity. These were partially offset by a decrease of $0.7 million in non-clinical and other activities related to the trials.
General and Administrative Expenses
General and administrative expenses increased by $4.4 million, from $6.1 million for the three months ended December 31, 2019 to $10.5 million for the three months ended December 31, 2020. This increase was primarily due to higher personnel-related costs of $3.1 million (including stock-based compensation expense) due to higher headcount and costs of $1.0 million related to directors' and officers' insurance.

The following table sets forth our results of operations for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31, 2020
	2020	2019	Change
Operating expenses:
Research and development	$49,989	$33,759	$16,230
General and administrative	29,211	11,836	17,375
Total operating expenses	79,200	45,595	33,605
Interest expense	—	625	(625)
Other expense (income), net	352	(539)	891
Loss before (benefit) provision for income taxes	(79,552)	(45,681)	(33,871)
(Benefit) provision for income taxes	(279)	156	(435)
Net loss	$(79,273)	$(45,837)	$(33,436)
Research and Development Expenses
Research and development expenses increased by $16.2 million, from $33.8 million for the nine months ended December 31, 2019 to $50.0 million for the nine months ended December 31, 2020. Research and development expense for the nine months ended December 31, 2019 included $10.0 million related to the achievement of the first development and regulatory milestone under HanAll Agreement in May 2019. Excluding the effects of this one-time milestone, research and development expenses increased by $26.2 million for the nine months ended December 31, 2020 compared to the nine months ended December 31, 2019. This increase was primarily due to increases in contract manufacturing costs of $15.5 million, and $1.6 million and $1.0 million increases in cost related to clinical studies and clinical research, respectively, driven by the expansion of our clinical trial program for the treatment of autoimmune diseases. Other increases include higher personnel-related expenses (including stock-based compensation expense) of $5.8 million due to higher headcount to support our clinical operations and $2.1 million in professional services cost due to increased operating activity.
General and Administrative Expenses
General and administrative expenses increased by $17.4 million, from $11.8 million for the nine months ended December 31, 2019 to $29.2 million for the nine months ended December 31, 2020. This increase was primarily due to higher personnel-related costs of $3.4 million and higher stock-based compensation expense of $6.9 million, both of which were due to higher headcount. Other increases include costs of $3.0 million related to directors' and officers' insurance, higher legal and professional fees of $1.2 million, market research costs of $1.0 million, rent of $0.7 million and other spend to support our growth and operations as a public company.

Liquidity and Capital Resources
Overview
We had cash of $422.0 million as of December 31, 2020. For the three and nine months ended December 31, 2020, we had net losses of $31.8 million and $79.3 million, respectively. For the three and nine months ended December 31, 2019, we had net losses of $11.3 million and $45.8 million, respectively.
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

In January 2021, we filed a shelf registration statement on Form S-3 with the SEC which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $900 million of our common stock, of which $150 million may be issued and sold pursuant to an at-the-market (ATM) offering program for sales of our common stock under a sales agreement with SVB Leerink LLC, subject to certain conditions as specified in the sales agreement. We have not issued or sold any securities pursuant to the shelf registration statement or ATM offering program.
We expect to continue to incur significant and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1401 or any future product candidate. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of IMVT-1401 manufacturing and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:
•fund our ASCEND-MG trial;
•fund our ASCEND-GO 1 and ASCEND-GO 2 trials;
•fund our ASCEND-WAIHA trial;
•initiate our Phase 3 clinical trial of IMVT-1401 in patients with MG;
•launch any potential Phase 2 proof-of-concept studies of IMVT-1401 in additional indications;
•incur costs associated with pausing clinical trials of IMVT-1401;
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2020 and 2019 (in thousands):

	Nine Months Ended December 31,
	2020	2019
Net cash used in operating activities	$(60,831)	$(30,307)
Net cash used in investing activities	(115)	(21)
Net cash provided by financing activities	382,349	146,873
Operating Activities
For the nine months ended December 31, 2020, $60.8 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $79.3 million, non-cash charges of $14.6 million and a net change in operating assets and liabilities of $3.9 million. The non-cash charges consisted mainly of stock-based compensation of $13.3 million. The change in our operating assets and liabilities was primarily due to a decrease of $3.0 million in value-added tax receivable due to settlement of the receivable in April 2020.
For the nine months ended December 31, 2019, $30.3 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $45.8 million, non-cash charges of $6.2 million and a net change in operating assets and liabilities of $9.3 million. The non-cash charges consisted mainly of stock-based compensation of $5.1 million and $1.6 million from the write-off of deferred offering costs. The change in our operating assets and liabilities was primarily due to an increase of $6.4 million in accounts payable and accrued expenses and an increase of $2.6 million in prepaid expenses due to increased operating activity.
Investing Activities
For the nine months ended December 31, 2020 and 2019, cash used in investing activities was related to the purchase of property and equipment.
Financing Activities
For the nine months ended December 31, 2020, $382.3 million of cash provided by financing activities consisted of $319.8 million in proceeds from the two issuances of common stock in an underwritten public offering, $65.8 million in proceeds from the issuance of common stock upon warrant redemptions, partially offset by repayment of the note payable to RSL of $3.2 million and the payment of offering costs for two issuances of $1.2 million.
For the nine months ended December 31, 2019, $146.9 million of cash provided by financing activities consisted of $111.0 million in cash received as a result of the Business Combination, $35.0 million in proceeds from the issuance of convertible promissory notes, and $7.9 million from the issuance of promissory notes to RSL, partially offset by $5.0 million in repayments of convertible promissory notes, and the payment of deferred offering costs of $2.9 million.
Outlook
Based on our existing cash balance as of December 31, 2020, our research and development plans and our timing expectations related to our development programs for IMVT-1401, we expect to be able to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2023. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Contractual Obligations and Commitments
As of March 31, 2020 and December 31, 2020, other than contingent payments pursuant to the HanAll Agreement and sublease agreements (as discussed below), we did not have any ongoing material financial commitments, such as lines of credit or guarantees, that we expect to affect our liquidity over the next several years.

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
We have not included potential future payments due under the HanAll Agreement in a table of contractual obligations because the payment obligations under this agreement are contingent upon future events. As of December 31, 2020, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. In May 2019, we achieved our first development and regulatory milestone under the HanAll Agreement resulting in a $10.0 million milestone payment that was paid by us in August 2019. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to IMVT-1401, up to an aggregate of $20.0 million.
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
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and nine months ended December 31, 2020, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the audited combined and consolidated financial statements for the year ended March 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on June 29, 2020.

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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act that occurred during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions have imposed, or in the future may impose or re-impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. Our headquarters is located in New York City, we have business operations in North Carolina, and our contract manufacturers are located in the United States and in South Korea. At present, we have implemented work-from-home policies for all employees. The effects of our work-from-home policy may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur or re-occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the United States and other countries, or the availability or cost of materials, which could disrupt our supply chain. For example, any manufacturing supply interruption of IMVT-1401, which is currently manufactured at facilities in the United States and in South Korea, or any future product candidates, could adversely affect our ability to conduct clinical trials of IMVT-1401 and any future product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.
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
Prior to the previously disclosed voluntary pause of our clinical trials, the COVID-19 pandemic impacted clinical site enrollment and some participants’ ability to follow office visit schedules and protocols. Given the uncertain course of the pandemic, it is impossible to predict with certainty any future impact it may have on our operations. For example, patient enrollment could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city, or state governments could adversely impact our clinical trial operations.
The spread of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The trading prices for our common stock and other biopharmaceutical companies have, at times, been highly volatile as a result of the COVID-19 pandemic. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital, which could in the future negatively affect our liquidity.
The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations, and we will continue to monitor the COVID-19 situation closely.

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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $31.8 million and $79.3 million for the three and nine months ended December 31, 2020, respectively. Our net loss was $11.3 million and $45.8 million for the three and nine months ended December 31, 2019, respectively. Our net loss was $66.4 million and $28.6 million for the fiscal years ended March 31, 2020 and 2019, respectively. As of December 31, 2020, we had an accumulated deficit of $170.5 million.

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
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of IMVT-1401. Accordingly, our business currently depends heavily on the successful completion of our clinical trials for IMVT-1401 and subsequent regulatory approval and commercialization of this product candidate. Delays or failures in the clinical trials for IMVT-1401, for example due to the voluntary pause of our clinical trials announced in February 2021, could significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”
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
Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidate or cause delays and disruptions for the approval of our product candidate, if at all. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.
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

The withdrawal of the United Kingdom, or the U.K., from the European Union, or the E.U., commonly referred to as “Brexit”, may adversely impact our ability to obtain regulatory approvals of our product candidates in the U.K. or the E.U. and may require us to incur additional expenses to develop and commercialize our product candidates in the U.K. or the E.U. or receive clinical supply of our product candidates from manufacturing partners in the U.K.
Following the result of a referendum in 2016, the U.K. left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. was subject to a transition period until December 31, 2020, or the Transition Period, during which the E.U. rules continued to apply. A trade and cooperation agreement, or the Trade and Cooperation Agreement, that outlines the future trading relationship between the United Kingdom and the European Union was agreed in December 2020.
Since a significant proportion of the regulatory framework in the U.K. applicable to our business and our product candidates is derived from the E.U. directives and regulations, Brexit has had, and may continue to have, a material impact upon the regulatory regime with respect to the development, approval and commercialization of our product candidates in the U.K. or the E.U. For example, Great Britain is no longer be covered by the centralized procedures for obtaining EU-wide marketing authorization from the European Medicines Agency, or the EMA, and a separate marketing authorization will be required to market our product candidates in the Great Britain. It is currently unclear whether the Medicines & Healthcare products Regulatory Agency, or MHRA, in the U.K. is sufficiently prepared to handle the increased volume of marketing authorization applications that it is likely to receive. Any delay in obtaining, or an inability to obtain, any marketing approvals, would delay or prevent us from commercializing our product candidates in the U.K. or the E.U. and restrict our ability to generate revenue and achieve and sustain profitability.
While the Trade and Cooperation Agreement provides for the tariff-free trade of medicinal products between the U.K. and the E.U. there may be additional non-tariff costs to such trade which did not exist prior to the end of the Transition Period. Further, should the U.K. diverge from the E.U. from a regulatory perspective in relation to medicinal products, tariffs could be put into place in the future. We could therefore, both now and in the future, face significant additional expenses (when compared to the position prior to the end of the Transition Period) to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business. Any further changes in international trade, tariff and import/export regulations as a result of Brexit or otherwise may impose unexpected duty costs or other non-tariff barriers on us. These developments, or the perception that any of them could occur, may significantly reduce global trade and, in particular, trade between the impacted nations and the U.K.
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
Separately, in response to the global pandemic of COVID-19, on March 10, 2020 the FDA announced its intention to postpone most foreign inspections of manufacturing facilities and products, and regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. The FDA is continuing to evaluate and utilize alternative regulatory tools while postponing non-critical inspections. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews, or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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
In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401. In our ASCEND GO-2 trial, lipid parameters are assessed at baseline, at 12 weeks, and at week 20 following eight weeks off study drug. Based on preliminary, unblinded data from about 40 participants through week 12, as further analyzed since our February 2021 announcement, mean LDL cholesterol at week 12 was increased by approximately 65mg/dL in the 680mg dose group (corresponding to an increase from baseline of approximately 60%), and by approximately 40mg/dL in the 340mg dose group (corresponding to an increase from baseline of approximately 35%), and did not increase in the control group. Average HDL and triglyceride levels increased to a much lesser degree. At the twenty-week timepoint, LDL levels trended towards baseline levels in the 680mg dose group, and in the 340mg dose group. No serious cardiovascular events have been reported to date in IMVT-1401 clinical trials. In order to better characterize the observed lipid findings, we have begun to conduct a program-wide data review (including both nonclinical and clinical data) with input from external scientific experts. We also plan to progress discussions with regulatory authorities to align on the next steps in the continued development of IMVT-1401. If we fail to successfully complete our clinical trials of IMVT-1401 and demonstrate the efficacy and safety necessary to obtain regulatory approval to market IMVT-1401 our business, financial condition and business prospects would be harmed.
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
In addition, disruptions caused by the COVID-19 pandemic increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or another regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including GCP, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our IND or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidate could be harmed, and our ability to generate product revenue from our product candidate, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a termination or suspension of, or delay in, the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidate. We may make formulation or manufacturing changes to our product candidate, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidate and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidate could be significantly reduced.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our Phase 1 clinical trial of IMVT-1401, which did not include pre-specified endpoints for IgG reduction, will be observed in any future clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported AEs. For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401.
We plan to progress discussions with regulatory authorities, with the intent to continue development of IMVT-1401. Our failure to successfully complete our clinical trials of IMVT-1401 and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market IMVT-1401 would significantly harm our business.
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
IMVT-1401 is a novel therapeutic antibody and its potential therapeutic benefit is unproven. While several FcRn inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting FcRn for the treatment of autoimmune diseases, and, as a result, the regulatory pathway for IMVT-1401 may present novel issues that could cause delays in development or approval. While results from early clinical trials of IMVT-1401 have shown meaningful reductions in IgG antibody levels in healthy volunteers, IMVT-1401 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for IMVT-1401 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although we and our licensing partner have evaluated IMVT-1401 nonclinical studies and in early-stage clinical trials, we have not yet advanced IMVT-1401 into a large-scale, pivotal clinical trial for any indication. Positive results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials of IMVT-1401. For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401. In order to better characterize the observed lipid findings, we have begun to conduct a program-wide data review (including both nonclinical and clinical data) with input from external scientific experts. We also plan to progress discussions with regulatory authorities to align on the next steps in the continued development of IMVT-1401. If we cannot replicate the positive results from our Phase 1 clinical trial in our later clinical trials, we may be unable to successfully develop, obtain regulatory approval for and commercialize IMVT-1401 for the treatment of MG, TED, WAIHA or any other autoimmune indication. As a result, our focus on exploring FcRn inhibition may fail to result in the identification of viable additional indications for IMVT-1401. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize IMVT-1401, raise capital, expand our business or continue our operations.
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
We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate, or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials for MG, TED and WAIHA due to the existing alternative treatments available for the treatment of MG, TED and WAIHA, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo.
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

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401. While we plan to complete an in-depth review of the preliminary data and implement changes to address the issue, it may be more difficult to recruit and retain patients for clinical trials in the future. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.
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
Our product candidate may cause adverse events or have other properties that could delay or prevent its regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.
Adverse events associated with our product candidate in our clinical trials could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours. If an unacceptable frequency or severity of AEs or new safety signals are reported in our clinical trials for our product candidate, our ability to obtain regulatory approval for such product candidate may be negatively impacted. Treatment-related side effects arising from, or those perceived to arise from, our product candidate or those from other companies targeting similar autoimmune indications, including incidence of headache from other product candidates targeting IgG antibody reductions, could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401. In order to better characterize the observed lipid findings, we have begun to conduct a program-wide data review (including both nonclinical and clinical data) with input from external scientific experts. We also plan to progress discussions with regulatory authorities to align on the next steps in the continued development of IMVT-1401. Any of these occurrences may harm our business, financial condition and prospects.
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
Even if we obtain regulatory approval for a product candidate, we will still face extensive ongoing quality and regulatory compliance requirements and our product may face future development and quality or regulatory compliance difficulties.
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

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors)and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments or other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
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
There remain judicial and Congressional challenges to certain aspects of the Affordable Care Act, as well as efforts by the Trump administration to repeal or replace certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unclear when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. It is unclear how the U.S. Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through March 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2021 includes a $135 billion allowance to support legislative proposals seeking to reduce drug prices, increase competition, lower out-of-pocket drug costs for patients, and increase patient access to lower-cost generic and biosimilar drugs. On March 10, 2020, the Trump administration sent “principles” for drug pricing to Congress, calling for legislation that would, among other things, cap Medicare Part D beneficiary out-of-pocket pharmacy expenses, provide an option to cap Medicare Part D beneficiary monthly out-of-pocket expenses, and place limits on pharmaceutical price increases. Further, the Trump administration previously released a “Blueprint,” or plan, to lower drug prices and reduce out of pocket costs of drugs that contained proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. Additionally, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempt to implement several of the Trump administration proposals. The FDA released a final rule, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries, effective January 1, 2021. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives. At the state level, individual states in the United States are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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
Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical supplies and commercial supplies of our product candidate. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production that may delay or prevent our ability to obtain marketing approval or commercialize our product candidates, after approval.
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
For biologics subject to approval by the FDA via a BLA, such as IMVT-1401, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA, requires a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with IMVT-1401 or any future product candidates.
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
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidate, if approved. We may incorrectly determine that our product candidate is not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidate or any future product candidates, if approved.
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
As of February 16, 2021, RSL beneficially owned approximately 57.5% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. For example, RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
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
In addition, we will continue to qualify as a “smaller reporting company,” through the end of this fiscal year, which allows us to take advantage of many of the same exemptions from disclosure requirements that are applicable for emerging growth companies.
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

Item 3. Defaults Upon Senior Securities.
None.

Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1*†	Separation Agreement and General Release, dated November 13, 2020, by and between W. Bradford Middlekauff.
31.1*	Certification of Chief Executive Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
31.2*	Certification of Chief Financial Officer as required by Rule 13a-14(a) of the Securities Exchange Act of 1934
32.1#*	Certification of Chief Executive Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
32.2#*	Certification of Chief Financial Officer as required by Rule 13a-14(b) of the Securities Exchange Act of 1934
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

* Filed herewith.
+ The annexes, schedules, and certain exhibits to the Share Exchange Agreement have been omitted pursuant to
Item 601(b)(2) of Regulation S-K. Immunovant, Inc. hereby agrees to furnish supplementally a copy of any omitted annex, schedule or exhibit to the Commission upon request.
*† Indicates a management contract or compensatory plan, contract or arrangement.
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

Immunovant, Inc.

Date: February 16, 2021	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Pamela Yanchik Connealy
Pamela Yanchik Connealy
Chief Financial Officer