Form 10-K
period 2021-03-31
Immunovant, Inc.
filed 2021-06-01
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-38906
_____________________
IMMUNOVANT, INC.
(Exact name of Registrant as specified in its Charter)
_____________________

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
_____________________
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market as of September 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,460.5 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market of $35.19 per share.
As of June 1, 2021, the Registrant had 97,976,695 shares of common stock, $0.0001 par value per share, outstanding.

IMMUNOVANT, INC.
ANNUAL REPORT ON FORM 10-K

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended March 31, 2021 (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” and “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:
•the timing, progress, costs and results of our clinical trials for IMVT-1401;
•potential benefit risk in current and future indications and the ability to achieve regulatory approval in licensed jurisdictions;
•future operating or financial results;
•future acquisitions, business strategy and expected capital spending;
•the timing of meetings with and feedback from regulatory authorities as well as any submission of filings for regulatory approval of IMVT-1401;
•the potential advantages and differentiated profile of IMVT-1401 compared to existing therapies for the applicable indications;
•our ability to successfully manufacture or have manufactured drug product for clinical trials and commercialization;
•our ability to successfully commercialize IMVT-1401, if approved;
•the rate and degree of market acceptance of IMVT-1401, if approved;
•the effect of the COVID-19 pandemic on our business, operations and supply chain, including the potential impact on our clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of our clinical trials;
•our expectations regarding the size of the patient populations for and opportunity for and clinical utility of IMVT-1401, if approved for commercial use;
•our estimates of our expenses, ongoing losses, future revenue, capital requirements and needs for or ability to obtain future financing to complete the clinical trials for and commercialize IMVT-1401;
•our dependence on and plans to leverage third parties for research and development, clinical trials, manufacturing, and other activities;
•our ability to maintain intellectual property protection for IMVT-1401;
•our ability to identify, acquire or in-license and develop new product candidates;
•our ability to identify, recruit and retain key personnel;
•developments and projections relating to our competitors or industry; and
•future payments of dividends and the availability of cash for payment of dividends.
You should refer to “Item 1A. Risk Factors” and elsewhere in this document for a discussion of important factors that may cause our actual results to differ materially from those expressed or implied by our forward-looking statements. As a result of these factors, we cannot assure you that the forward-looking statements in this Annual Report will prove to be accurate. Furthermore, if our forward-looking statements prove to be inaccurate, the inaccuracy may be material.
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
Unless the context otherwise indicates, references in this report to the terms “Immunovant,” “the Company,” “we,” “our” and “us” refer to Immunovant, Inc. and its wholly owned subsidiaries. Prior to December 18, 2019, we were known as Health Sciences Acquisitions Corporation (“HSAC”). On December 18, 2019, HSAC completed the acquisition of 100% of the outstanding shares of Immunovant Sciences Ltd. (“ISL”), which we refer to as the “Business Combination.” References herein to “we,” “our” and “us” may refer, as context requires, to ISL and its wholly owned subsidiaries prior to the Business Combination.
SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:
•Our success relies upon a singular product candidate, IMVT-1401, for which all clinical development by the Company has paused due to its presumed causation of elevated lipid levels in patients dosed with the drug. Unless we can determine a dosing regimen, target patient population, safety monitoring and risk management for IMVT-1401 in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.
•Our product candidate has caused and may cause adverse events (including but not limited to, elevated total cholesterol and low-density lipoprotein (“LDL”) levels and reductions in albumin) or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.
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
•RSL owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.
•Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of patient confidence in us or our products, among other negative consequences.
•We are reliant on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements, or our quality management program fails to detect such events in a timely manner, it may harm our business.
•Our third-party manufacturers may encounter difficulties in production, or our quality management program fails to detect quality issues at our third-party manufacturers, that may delay or prevent our ability to obtain marketing approval or commercialize our product candidates, after approval.
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
•We are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. Further, if our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse effect on our business.

PART I
Item 1. Business
Overview
We are a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. We are developing a novel, fully human monoclonal antibody, IMVT-1401 (formerly referred to as RVT-1401), that selectively binds to and inhibits the neonatal fragment crystallizable receptor (“FcRn”). IMVT-1401 is the product of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd. (“HanAll”) to design a highly potent anti-FcRn antibody optimized for subcutaneous delivery. We obtained rights to IMVT-1401 pursuant to our license agreement (the “HanAll Agreement”) with HanAll. Pursuant to the HanAll Agreement, we will be responsible for future contingent payments and royalties, including up to an aggregate of $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens on net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement.
Our product candidate has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, IMVT-1401 has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe IMVT-1401 has the potential for broad application in these disease areas. We intend to develop IMVT-1401 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.
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
In several nonclinical studies and a multi-part Phase 1 clinical trial in healthy volunteers, intravenous and subcutaneous delivery of IMVT-1401 demonstrated dose-dependent IgG antibody reductions and was observed to be generally well tolerated. In the highest dose cohort from the multiple-ascending dose portion of the Phase 1 clinical trial, four weekly subcutaneous administrations of 680 mg resulted in a mean maximum reduction of serum IgG levels of 78%, with a standard deviation of 2%. IMVT-1401 was generally well-tolerated in this study and the majority of adverse events reported were mild or moderate; as previously disclosed, lipid levels were not measured contemporaneously during these Phase 1 clinical trials of IMVT-1401. Injection site reactions were similar between IMVT-1401 and placebo arms.
We are developing IMVT-1401 as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule as discussed below. As a result of our rational design, we believe that IMVT-1401, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases, (e.g., Myasthenia Gravis (“MG”), Thyroid Eye Disease (“TED”, formerly referred to as Graves’ Ophthalmopathy, or “GO”), Warm Autoimmune Hemolytic Anemia (“WAIHA”), Idiopathic Thrombocytopenic Purpura, Pemphigus Vulgaris, Chronic Inflammatory Demyelinating Polyneuropathy, Bullous Pemphigoid, Neuromyelitis Optica, Pemphigus Foliaceus, Guillain-Barré Syndrome and PLA2R+ Membranous Nephropathy). In 2020, these diseases had an aggregate prevalence of approximately 278,000 patients in the United States and 480,000 patients in Europe.

The estimated prevalence of certain IgG-mediated autoimmune diseases are set forth in the following table:

	Estimated Prevalence (2020)
Indication	U.S.	Europe*
Myasthenia Gravis	66,000	104,000
Warm Autoimmune Hemolytic Anemia	42,000	67,000
Thyroid Eye Disease	33,000	52,000
Idiopathic Thrombocytopenic Purpura	65,000	140,000
Pemphigus Vulgaris	28,000	45,000
Chronic Inflammatory Demyelinating Polyneuropathy	16,000	25,000
Bullous Pemphigoid	8,000	13,000
Neuromyelitis Optica	7,000	12,000
Pemphigus Foliaceus	7,000	11,000
Guillain-Barré Syndrome	4,000	7,000
PLA2R+ Membranous Nephropathy	2,000	4,000
Total	278,000	480,000
_______________
*Europe includes all E.U. countries, the U.K. and Switzerland
To the extent we choose to develop IMVT-1401 for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. However, we have not yet obtained such designation for any of our target indications, and there is no certainty that we will obtain such designation, or maintain the benefits associated with such designation if we do obtain it.
We are developing IMVT-1401 as a fixed-dose subcutaneous injection, and have focused our initial development efforts on the treatment of MG, WAIHA and TED. We are also pursuing a series of other indications. MG is an autoimmune disease associated with muscle weakness with an estimated prevalence of one in 5,000, with up to 66,000 cases in the United States. In MG, patients develop pathogenic IgG antibodies that attack critical signaling proteins at the junction between nerve and muscle cells. The majority of MG patients suffer from progressive muscle weakness, with maximum weakness occurring within six months of disease onset in most patients. In severe cases, MG patients can experience myasthenic crisis, in which respiratory function is weakened to the point where it becomes life-threatening, requiring intubation and mechanical ventilation. In August 2020, we reported top-line results from an interim analysis of 15 participants in our ASCEND MG trial, a multi-center, randomized, placebo-controlled Phase 2a clinical trial designed to evaluate the safety, tolerability, pharmacodynamics and efficacy of IMVT-1401 in patients with moderate-to-severe MG. After the interim analysis, two additional participants enrolled and were randomized. The trial is now completed. See “IMVT-1401 for the Treatment of Myasthenia Gravis” below for further discussion.
WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells (“RBCs”). Based on published estimates, we believe that there are approximately 42,000 patients in the United States and 67,000 patients in Europe living with WAIHA. The clinical presentation is variable and most commonly includes symptoms of anemia, such as fatigue, weakness, skin paleness and shortness of breath. In severe cases, hemoglobin levels are unable to meet the body’s oxygen demand, which can lead to heart attacks, heart failure and even death. In August 2020, we initiated dosing for ASCEND WAIHA, our Phase 2, open-label, sequential, two cohort clinical trial in patients with WAIHA. In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401. Because the ASCEND WAIHA trial is an open label trial, the pause did not necessitate study termination but rather a suspension. See “Recent Developments in Our Clinical Programs” below for further discussion.
TED is an autoimmune inflammatory disorder that affects the muscles and other tissues around the eyes, which can be sight-threatening. TED has an estimated annual incidence of 16 in 100,000 women and 2.9 in 100,000 men in North America and Europe. Initial symptoms may include a dry and gritty ocular sensation, sensitivity to light, excessive tearing, double vision and a sensation of pressure behind the eyes. In March 2020, we announced initial results from our ASCEND GO-1 trial, a Phase 2a open-label single-arm clinical trial in Canada in seven patients with TED. This trial is now completed. In October 2019, we initiated dosing in our ASCEND GO-2 trial, a randomized, masked, placebo-controlled Phase 2b clinical trial in patients with moderate-to-severe active TED with confirmed autoantibodies to thyroid-stimulating hormone receptor (“TSHR”). In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401. Because the pause led to unblinding ASCEND GO-2, this trial was terminated after the last patient completed the withdrawal visit and the follow-up visit. See “Recent Developments in Our Clinical Programs” below for further discussion.

Recent Developments in Our Clinical Programs
In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and low-density lipoprotein (“LDL”) levels observed in some trial subjects treated with IMVT-1401. We have informed regulatory authorities and trial subjects and investigators of this voluntary pause of dosing in our studies that were ongoing at that time, ASCEND GO-2, our Phase 2b trial in Thyroid Eye Disease and ASCEND WAIHA, our Phase 2 trial in Warm Autoimmune Hemolytic Anemia.
Program-wide Review
In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts.
In our ASCEND GO-2 trial, lipid parameters were assessed at baseline, at week 12, and at week 20 following eight weeks off drug. Based on preliminary, unblinded data, median LDL cholesterol at week 12 was increased by approximately 12 mg/dL in the 255 mg dose group (corresponding to an increase from baseline of approximately 15%), by approximately 33 mg/dL in the 340 mg dose group (corresponding to an increase from baseline of approximately 37%), by approximately 62 mg/dL in the 680 mg dose group (corresponding to an increase from baseline of approximately 52%) and did not increase in the control group. The data analysis indicates a dose-dependent increase in lipids. Average high-density lipoprotein (“HDL”) and triglyceride levels also increased but to a much lesser degree. We also observed correlated decreases in albumin levels and the rate and extent of albumin reductions were dose-dependent. Subjects receiving the 255 mg weekly dose (“QW”) experienced the smallest reductions in albumin through week 12, with a median reduction of about 16% from baseline, while subjects receiving the 340 mg or 680 mg QW dose experienced median reductions of albumin of 26% or 40%, respectively. At week 20, both lipids and albumin returned to baseline.
In our open label ASCEND WAIHA trial, only two subjects completed 12 weeks of dosing prior to the program-wide pause in dosing, with three additional subjects partially completing the dosing period. Pre-specified and post-hoc lipid test results from these five subjects were analyzed along with post-hoc lipid test results performed on frozen samples from ASCEND MG subjects (where available) and post-hoc lipid test results from our Phase 1 Injection Site study. LDL elevations observed in the ASCEND WAIHA and ASCEND MG subject populations and in healthy subjects in the Phase 1 Injection Site Study also appeared to be dose-dependent and were generally consistent in magnitude with the elevations observed in ASCEND GO-2 subjects.
No major adverse cardiovascular events have been reported to date in IMVT-1401 clinical trials.
Integrated Safety Assessment and Regulatory Interactions
It is our intent to resume development across multiple indications for IMVT-1401. We are in the process of drafting multiple study protocols and updating our program-wide safety strategy for discussions with regulatory agencies. The elements of our development program will include extensive pharmacokinetic ("PK") and pharmacodynamic ("PD") modeling to select dosing regimens for IMVT-1401 which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL levels, particularly for clinical studies containing long-term treatment extensions. These protocols will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over an 8 to 12 week treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of IMVT-1401 will need to incorporate any unfavorable effects on lipid profiles. Discussions with regulatory agencies, including the FDA, are expected to commence during the second half of the calendar year 2021.
Current Status of Our Clinical Trials
•Myasthenia Gravis: In August 2020, we reported top-line results from an interim analysis of 15 participants in our ASCEND MG trial, a multi-center, randomized, placebo-controlled Phase 2a clinical trial designed to evaluate the safety, tolerability, pharmacodynamics and efficacy of IMVT-1401 in patients with moderate-to-severe MG. After the interim analysis, two additional participants enrolled and were randomized. The trial is now completed. Before the voluntary pause of dosing, we had a favorable end of Phase 2 meeting with the FDA on the design of our Phase 3 registrational program in MG and we were planning on advancing our clinical trials for this indication. Based on our integrated safety analysis, we plan to meet with the FDA to propose further development to evaluate additional dosing levels and regimens as well as to include additional safety monitoring and considerations such as lipid and albumin monitoring and incorporating an independent safety monitoring committee. Contingent upon FDA feedback, we plan to initiate a pivotal study in MG late in the calendar year 2021 or early part of the calendar year 2022.

•Warm Autoimmune Hemolytic Anemia: Our ASCEND WAIHA trial is an open label trial and we are planning on advancing our clinical trials for this indication. During the fall of 2021, we plan to commence discussions with the FDA on re-initiating this study, incorporating additional safety considerations and risk management as well as additional dosing regimens. We anticipate re-initiating this study based on a favorable outcome from these meetings late in the calendar year 2021 or early part of the calendar year 2022.

•Thyroid Eye Disease: Our voluntary pause in dosing led to unblinding of the ASCEND GO-2 trial and this trial was terminated after the last patient completed the withdrawal visit and the follow-up visit. Treatment with IMVT-1401 reduced both IgG and disease specific pathogenic IgG over the 12-week treatment period. However, the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive. The primary endpoint of the proportion of proptosis responders was not met, and although not tested statistically, post hoc evaluation of other endpoints measured (Clinical Activity Score ("CAS") and diplopia scores) indicated the desired magnitude of treatment effect likely would not have been achieved. However, levels of IgG were reduced across IMVT-1401 dosing groups, and analysis of the receptor occupancy data suggest binding of IMVT-1401 to the Fc receptor. Additional exploratory work on other disease biomarkers is under evaluation. Further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of IMVT-1401. Based on these analyses, we are likely to design another Phase 2 trial in TED or another thyroid-related disease as our next study in this therapeutic area and initiate discussions with regulatory authorities before the end of the calendar year 2021.
Pharmacokinetics (PK) and Pharmacodynamics (PD)
The PK and PD (including serum concentrations of total IgG, albumin, and lipids) of IMVT-1401 were evaluated in healthy subjects in our Phase 1 clinical trial and Phase 1 Injection Site Study, and in patients with MG, TED and WAIHA in our ASCEND MG, ASCEND GO-1, ASCEND GO-2 and ASCEND WAIHA trials. Over the course of development, we have made significant progress in understanding the PK profiles, PD responses, and PK/PD relationships for IMVT-1401. In addition, we have established preliminary population PK and population PK/PD models using pooled data from all clinical studies to better understand and predict the PK and PD properties associated with various treatment regimens across different populations.
To date, single doses of IMVT-1401 ranged from 100 mg to 1530 mg IV and 1.5 mg/kg to 765 mg and were administered by subcutaneous injections (“SC”) to healthy subjects. Multiple doses of 255 mg, 340 mg, and 680 mg SC QW have been studied in healthy subjects (up to 4 weeks of dosing) and patients with TED, MG, or WAIHA (up to 12 weeks of dosing). Based on preliminary data from our ASCEND GO-2 trial in TED, drug concentrations achieved after 680 mg SC QW resided predominantly in the linear elimination phase of the PK profile and were estimated to maintain target saturation during the dosing intervals in most subjects. The mean maximal reduction of total IgG achieved with maximal target engagement was approximately 80% and was achieved after 7 weeks of dosing. Drug concentrations achieved with 255 mg or 340 mg SC QW did not maintain target saturation throughout the dosing intervals in the majority of subjects; total IgG levels continued to decrease and were reduced by median Emax of approximately 62% and 69%, respectively, at the end of the 12-week dosing period. The shoulder region of the dose-response curve for reduction in total IgG was covered and observed. Within the dose range studied, the rate and extent of albumin reductions and lipid elevations were dose-dependent across different populations. Over a 12-week dosing period, median Emax of albumin reductions were approximately 16%, 26%, 40% and median increases in LDL were approximately 15%, 37% and 52% for the 255 mg, 340 mg and 680 mg SC QW doses, respectively. The lipid elevations were highly correlated with albumin reductions. Unlike the PK/PD relationship for total IgG, the shoulder region of the dose-response curves for reduction in albumin and increases in LDL were not clearly observed. Total IgG, albumin, and lipids levels returned to baseline within eight weeks after the last dose of a 12-week treatment.
Comprehensive understanding of the PK and PD characteristics of IMVT-1401 has enabled creation of robust mathematical models to support the selection of future dosing regimens. The discordance between the PK/PD response relationship for IgG and that of albumin or LDL suggests options for dosing regimens that provide potentially effective reductions in total IgG (and pathologic autoantibodies) while minimizing effects on albumin and LDL levels. Optimized dosing regimens, if shown to be effective, could improve the risk/benefit profile of IMVT-1401 while the ease of administration of our current formulation could enhance the overall patient experience.

Potential New Indications
We continue to evaluate potential new indications for IMVT-1401 by considering a number of factors including, but not limited to, degree of unmet need, degree of potential benefit offered by the treatment, safety-related parameters, target patient population size, likely duration of dosing and commercial potential.
We have identified many attractive first-in-class indications with high unmet need and scientific rationale for anti-FcRn therapy. In our studies to date, we learned that IMVT-1401 has the potential to be more effective than we expected at providing therapeutic relief for patients across a broad range of indications. We also believe that certain indications with existing anti-FcRn programs also offer a significant opportunity to provide unique patient benefit and therefore a strong commercial opportunity. Accordingly, we plan to announce two new indications and submit INDs and our trial designs to the FDA over the next 12 months. For competitive reasons, we will likely announce these indications only after we have agreement with the FDA that we may proceed with a planned protocol. We believe that one or two of these new indications will involve a new phase 2 program whereas one of our new indications can begin with a pivotal study in 2022.
Business Strategy
Our goal is to become a leading biopharmaceutical company in the development and commercialization of innovative therapies for autoimmune diseases with significant unmet need. To execute our strategy, we plan to:
•Maximize the probability of success of IMVT-1401. We plan to leverage IMVT-1401’s differentiated profile in target indications where the anti-FcRn mechanism has already established clinical proof-of-concept. We intend to identify and target a variety of IgG-mediated autoimmune indications based on the following factors:
◦Insufficient benefit of the standard of care;
◦Disease severity that warrants novel therapies;
◦Ability to rapidly establish proof-of-concept through comparatively short duration clinical trials using validated clinical endpoints; and
◦Ability to rapidly initiate pivotal trial programs and potentially receive regulatory approval.
•Broad, portfolio-level criteria for the selection of new indications. We are including not only new indications that could enhance our speed to market such as chronic indications with high unmet need and less competition, but also indications requiring shorter-term dosing, and indications where we can take advantage of data and momentum achieved through our studies in MG, WAIHA and TED.
•Rapidly advance development of IMVT-1401 for the treatment of MG and WAIHA. We are currently developing IMVT-1401 for the treatment of MG and WAIHA by leveraging the strong biologic rationale of targeting FcRn to reduce IgG antibody levels and the clinical and regulatory insights gained from other FcRn-targeted therapies in MG. We also recognize the need to quickly explore subpopulations in TED to determine if the clinical performance of IMVT-1401 can be optimized in this indication.
•Identify and acquire or in-license additional innovative therapies for autoimmune diseases. Our controlling stockholder, Roivant Sciences Ltd. (“RSL”), and its subsidiaries, have a track record of acquiring or in-licensing products in a range of therapeutic areas. We will continue to partner and collaborate with RSL in identifying and evaluating potential acquisition and in-licensing opportunities in support of our goal to develop and commercialize innovative therapies for autoimmune diseases with significant unmet need.
IMVT-1401
Overview
IMVT-1401 (formerly referred to as RVT-1401) is a novel, fully human monoclonal antibody that selectively binds to and inhibits FcRn. In our Phase 1 clinical trial, IMVT-1401 has demonstrated dose-dependent reductions in serum levels of IgG antibodies and was generally well-tolerated following subcutaneous and intravenous administration to healthy volunteers. In addition, completed clinical trials of other anti-FcRn antibodies have produced positive proof-of-concept activity in multiple IgG-mediated autoimmune diseases. We believe that these data support FcRn as a viable pharmacologic target with the potential to address multiple IgG-mediated autoimmune diseases. We intend to develop IMVT-1401 as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule.
IMVT-1401 has been assigned the nonproprietary name batoclimab on the World Health Organization’s Recommended International Nonproprietary Names List.

Generation of IMVT-1401 and In Vitro Properties
IMVT-1401 is the result of a multi-step, multi-year research program conducted by our partner, HanAll, to engineer an antibody with the potency, specificity, safety, and pharmacokinetic properties optimized for subcutaneous administration. The selection of initial candidates was the result of screening a library of nearly 10,000 antibodies generated from both transgenic animal systems as well as phage-display libraries. These initial candidates were prioritized based on:
•Potency and specificity for FcRn;
•Ability to block the IgG-FcRn interaction;
•Ability to remain bound to FcRn regardless of pH;
•High production and stability in standard antibody production cell lines;
•Ability to achieve high concentrations appropriate for subcutaneous delivery; and
•Potential lack of immunogenicity.
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
Potential Benefits of IMVT-1401
As a result of the rational design of IMVT-1401, we believe that IMVT-1401, if approved for use, could provide the following benefits:
•Subcutaneous delivery. Based on PK/PD and clinical data, we believe that we will be able to obtain therapeutically relevant levels of IgG reduction using 2-mL or lesser volume subcutaneous injections. Our current formulation is concentrated at 170 mg/mL.
•Simple dosing schedule. We are developing IMVT-1401 as a fixed-dose subcutaneously administered regimen without the need for preceding intravenous induction doses or lengthy subcutaneous infusions. If approved, we intend to market IMVT-1401 as a fixed-dose pre-filled syringe or auto-injector, which would allow for convenient self-administration, eliminating the need for frequent and costly clinic visits, and reduce complexity and errors associated with calculating individual doses.
•Low immunogenicity risk. IMVT-1401 is a fully human monoclonal antibody, and therefore contains only amino acid sequences native to humans, hypothesizing a lower risk of immunogenicity development.
•Low effector function. IMVT-1401 has been engineered to prevent activation of other components of the immune system, and, as a result, unintended immune response to IMVT-1401 is not expected. Specifically, well-characterized and validated mutations introduced into the fragment crystallizable domain of IMVT-1401 have reduced its ability to cause ADCC and CDC.
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

IMVT-1401’s Mechanism of Action
Clinical Development of IMVT-1401
We are developing IMVT-1401 as a fixed-dose subcutaneous injection for a variety of IgG-mediated autoimmune diseases, and have focused our initial development efforts on the treatment of MG, WAIHA and TED . We are also pursuing a series of other indications.
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

Pharmacokinetics and Pharmacodynamics
The PK and PD (including serum concentrations of total IgG, albumin, and lipids) of IMVT-1401 were evaluated in healthy subjects in our Phase 1 clinical trial and Phase 1 Injection Site Study, and in patients with MG, TED and WAIHA in our ASCEND MG, ASCEND GO-1, ASCEND GO-2 and ASCEND WAIHA trials. To date, single doses of IMVT-1401 ranged from 100 mg to 1530 mg IV and 1.5 mg/kg to 765 mg SC and were administered to healthy subjects. Multiple doses of 255 mg, 340 mg and 680 mg SC QW have been studied in healthy subjects (up to 4 weeks of dosing) and patients with TED, MG or WAIHA (up to 12 weeks of dosing).

Pharmacokinetics
IMVT-1401 exhibited a non-linear PK profile which was typical of that characterized by target-mediated drug disposition ("TMDD"). The elimination of IMVT-1401 can be divided into three phases according to the concentrations. The first phase shows linear elimination; when drug concentrations are high enough to saturate targets, drug elimination is governed by linear non-target-related routes, together with a fixed rate of target-mediated elimination, which is negligible in this phase. At the second phase, the drug concentrations become lower, the targets are not all saturated and both non-target-mediated and target-mediated elimination routes are important, resulting in nonlinear PK. At the last phase, the drug concentrations are so low that targets are not saturated, the target mediated elimination becomes the main route of elimination, and the PK becomes linear again. The drug concentrations achieved after 680 mg SC QW dose were mainly in the linear elimination phase of the PK profile, may maintain target saturation during the dosing intervals for most of the subjects. However, the drug concentrations achieved after the 340 mg or 255 mg SC QW dose may not always maintain target saturation during the dosing intervals for majority of the subjects.

Pharmacodynamics
Currently, ASCEND GO-2 in TED is the largest study (total of 65 subjects, including 18 subjects on placebo) evaluated placebo and 3-dose levels of IMVT-1401 at 255 mg, 340 mg and 680 mg administered SC weekly for 12 weeks (“QW*12”). The preliminary PD results of total IgG by time and treatment group is presented in Figure 1. The baseline serum levels of total IgG, albumin, LDL, and HDL were comparable across all treatment groups. After active treatment, the levels of total IgG and albumin started to decrease, but the levels of LDL and HDL started to increase; both the rate and extent of reductions in total IgG and albumin or elevations of LDL and HDL were dose dependent. After 255 mg, 340 mg or 680 mg QW*12, the median Emax of total IgG reduction was 62%, 69% or 80%, respectively. For Groups 255 mg and 340 mg, total IgG levels continued to decrease as of week 12 (the last injection). For Group 680 mg, total IgG reached maximum reduction around week 7, and maintained in a plateau-like manner between weeks 7 to 12. The median Emax of albumin reduction was 16%, 26% or 40% for the 255 mg, 340 mg or 680 mg QW*12 doses, respectively. For Groups 340 mg and 680 mg, albumin levels continued to decrease as of week 12 (the last injection). For Group 255 mg, albumin reduction reached maximum around week 8, and maintained in a plateau-like manner between weeks 8 to 12. After 255 mg, 340 mg or 680 mg QW*12, the median elevation at Week 12 was 15%, 37% or 52%, respectively for LDL, and 14%, 10% or 25%, respectively for HDL. For all three active dose groups, the levels of total IgG, albumin, LDL and HDL returned to baseline within 8 weeks after the last dose of the 12-week treatment.

Figure 1 Mean (±SD) Percentage Change from Baseline of Serum Concentrations of Total IgG in Subjects in ASCEND GO-2 (Preliminary Results)

20
0
-20
-40
-60
-80
-100
IgG %change from baseline
0
2
4
6
8
10
12
14
16
18
20
Week
Placebo
255 mg QW 12w SC
340 mg QW 12w SC
680 mg QW 12w SC

The relationships of the PD effects in total LDL vs. albumin indicate that the time course and extent of LDL elevations were highly correlated with albumin reductions. The reductions in both IgG and albumin were also highly correlated, with a coefficient of determination of R2 = 0.793. It was also noted that the lipid elevations were not correlated with changes in thyroid hormone levels (no correlations to changes in T3, T4 or TSH was observed).

Within the dose range studied, the rate and extent of total IgG reductions, albumin reductions and lipid elevations were dose dependent across different populations and the shoulder region of the dose-response curve for total IgG reductions was covered and observed. However, the shoulder region of the dose-response curve for albumin reductions or lipid elevations was not clearly observed. The extent of PD response was much larger in reductions of total IgG than reductions of albumin or elevations of lipids.

Comprehensive understanding of the PK and PD characteristics of IMVT-1401 has enabled creation of robust mathematical models to support the selection of future dosing regimens. The discordance between the PK/PD response relationship for IgG and that of albumin or LDL suggests options for dosing regimens that provide potentially effective reductions in total IgG (and pathologic autoantibodies) while minimizing effects on albumin and LDL levels. Optimized dosing regimens, if shown to be effective, could improve the risk/benefit profile of IMVT-1401 while the ease of administration of our current formulation could enhance the overall patient experience.
Safety Data
We conducted, from February 2021 through May 2021, a program-wide data review, including safety data review, with input from external scientific and medical experts. The safety data review for each of the studies is described below.
In our multi-part, placebo-controlled Phase 1 clinical trial, IMVT-1401 was observed to be generally well-tolerated with no Grade 3 or Grade 4 treatment-emergent AEs and no discontinuations due to AEs. The most commonly reported AEs were mild erythema and swelling at the injection site, which typically resolved within hours and had a similar incidence between subjects receiving IMVT-1401 and placebo. These reactions at the injection site were not considered dose-related and did not increase with multiple administrations of IMVT-1401 in the multiple-dose cohorts. As previously disclosed, two serious AEs were reported, both of which were assessed as unrelated to IMVT-1401 by the study investigator. There were no treatment-related serious AEs reported.
A summary of the most commonly reported AEs, defined as the AE reported occurred in more than one subject, is set forth in the table below:

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
Dose-dependent and reversible albumin reductions were observed in the single-ascending and multiple-ascending dose cohorts. In the 680 mg multiple-ascending dose cohort, most subjects appeared to reach nadir before administration of the final dose. Mean reduction in albumin levels at day 28 were 20% in the 340 mg multiple-dose cohort, and 31% in the 680 mg multiple-dose cohort. For subjects in the 340 mg and 680 mg cohorts, the mean albumin levels at day 28 were 37.5 g/L and 32.4 g/L, respectively (normal range 36-51 g/L). These reductions were not associated with any AEs or clinical symptoms and did not lead to any study discontinuations.

Our Phase 1 Injection Site study, a randomized, double-blinded, placebo-controlled, crossover study to characterize the PK, PD, safety and tolerability of IMVT-1401 was administered as single subcutaneous doses in three different injection sites in healthy participants (N = 21). In this trial, IMVT-1401 was generally well tolerated with no serious AEs reported and there were no discontinuations due to AEs. All AEs were assessed to be unrelated to IMVT-1401 by the study investigator. Mild headache was reported in 33% of the overall group as compared with 25% of the placebo group.
In our ASCEND GO-1 clinical trial, where seven participants completed the treatment period of the study and five of those participants completed the follow-up, off treatment period (the two discontinuations were not related to the study), the safety and tolerability profile observed was consistent with the Phase 1 clinical trials. In this trial, no serious AEs were observed and there were no discontinuations due to AEs. IMVT-1401 was generally well-tolerated, with the reported AEs, ranging from mild to moderate, being increase in weight, cough, fatigue, palpitations, light-headedness, and low blood pressure. One participant had a pre-existing condition of hypertension with borderline low platelets at baseline and a low platelet count after week 18.
In our ASCEND MG clinical trial, which included five participants in the 340 mg dose group, six participants in the 680 mg dose group and six participants in the placebo group, two serious AEs were reported but determined to be unrelated to IMVT-1401 by the study investigator.
In our ASCEND GO-2 clinical trial, five out of 18 participants in the 680 mg dose group reported peripheral edema with no such events noted in the other treatment groups. The events were Grade 1 or 2 (on a scale of 1 to 5), were limited in duration, and did not require permanent discontinuation of study drug. There were no reported cardiac events and injection site erythema was more common in the treated groups as compared with the placebo group. In the 255 mg dose group, one AE, optic neuropathy, was considered serious due to hospitalization, but was ultimately determined to be unrelated to the study and the participant later recovered. Triglycerides were elevated in the 340 mg and 680 mg dose groups with two participants reporting levels above 300 mg/dL and <400 mg/dL. No other serious AEs were reported.
The ASCEND WAIHA study is an ongoing, open-label trial that has been evaluated with interim results. To date, one of the five trial subjects discontinued therapy after three 680 mg SC QW doses due to a serious AE (Immune thrombocytopenia). In January 2021, a 59-year-old subject presented for the scheduled week 4 study visit and reported gingival bleeding. The week 4 dose was not administered and laboratory results revealed decreases in platelet count. Platelet count was already at a decreased level at the time of enrollment. The subject received multiple platelet transfusions over the following few weeks. In February 2021, the AE was considered as resolved and no further transfusions were needed at that time. The study investigator considered the event related to aggravation of underlying disease activity (hemolytic anemia with immune thrombocytopenia) since the subject had decreased platelet counts at initial diagnosis; however, the study investigator stated that the investigational product’s role in causing or aggravating thrombocytopenia cannot be ruled out. The adverse event was determined to be possibly related to study drug.
As previously disclosed, lipid levels were not measured contemporaneously during these Phase 1, ASCEND MG and ASCEND GO-1 clinical trials of IMVT-1401. See “Recent Developments in Our Clinical Programs” for further discussion about lipid and albumin changes noted in our clinical trials.
Across all the clinical trial groups to date, we believe the safety profile of IMVT-1401 at the doses studied over a treatment interval of at least 12 weeks is acceptable and supports further development of these dosing regimens. As discussed in “Recent Developments in Our Clinical Programs,” dose-dependent decreases in albumin levels have been observed with IMVT-1401; however, these decreases were generally asymptomatic except for the potentially expected AE of peripheral edema which was observed only in the 680 mg dose group and resolved without permanent discontinuation of IMVT-1401. Dose-related increases in LDL and total cholesterol have also been observed with IMVT-1401. While increases in LDL of this magnitude over a 12-week treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of IMVT-1401 will need to incorporate any unfavorable effects on lipid profiles. Future study designs which include long-term treatment extensions will employ extensive PK/PD modeling to select dosing regimens that optimize reductions in total IgG while minimizing effects on albumin and LDL. These protocols will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. The indications that we are pursuing with IMVT-1401 are associated with substantial morbidity and currently available treatments (e.g., high dose intravenous methylprednisolone) associated with significant side effects. Therefore, we believe that, if IMVT-1401 is found to be effective in these diseases, the safety profile observed to date should result in a favorable risk-benefit profile for IMVT-1401.
No major adverse cardiovascular events have been reported to date in IMVT clinical trials.

Immunogenicity Data
The development of anti-drug antibodies (“ADA”) to IMVT-1401 was assessed across all dosed cohorts following single (IV and SC formulations) and multiple (SC formulation) administrations of IMVT-1401. Preliminary data show a similar frequency of treatment-emergent ADA development among subjects who received at least one administration of IMVT-1401 or placebo (8% and 6%, respectively). The antibody titers were low (≤ 1:16) consistent with the high sensitivity of the ADA assay. No subjects in either the 340 mg or 680 mg multiple ascending dose cohorts developed ADAs with treatment. ADAs will continue to be monitored throughout the development program.
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
Previously completed clinical trials of anti-FcRn antibodies have generated promising results. In a Phase 3 clinical trial conducted by argenx SE to evaluate efgartigimod, an anti-FcRn antibody fragment for the treatment of MG, patients dosed with intravenous drug product demonstrated clinically meaningful and statistically significant responder rate in MG-ADL score compared to those receiving placebo after four weeks of treatment.
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
Physicians direct patients with more advanced chronic disease and patients in times of crisis to therapies that reduce levels of circulating IgG antibodies. One method of reducing IgG levels is to take blood from a patient and physically remove the patient’s plasma before returning the red blood cells as well as outside obtained albumin or plasma to the patient in a process called plasma exchange. This is a slow process that typically takes several hours. Furthermore, this process often requires multiple treatment sequences due to limited daily tolerance (a reported mean of six treatments in MG) over a number of days in order to achieve a significant reduction in IgG antibody levels. A variant of this procedure is immunoadsorption, in which bacterial proteins are used to selectively remove IgG antibodies from serum. The table below sets forth an overview of these treatments for MG. The most recent agent approved for MG is eculizumab, a complement C5 inhibitor, the use of which is limited to patients refractory to available therapy with anti-AChR-positive MG. Anti-MuSK antibodies have a low propensity to activate complement proteins, thus C5 inhibition may not be therapeutically relevant in anti-MuSK-positive patients. Studies indicating that patients with MuSK-positive disease are more likely to become treatment refractory thus present an additional unmet need. Approximately 10% of MG patients are refractory to current treatments, while up to 80% fail to achieve complete stable remission.

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
_______________
*Company estimates based on literature review across autoimmune indications.
ASCEND MG Trial
In August 2019, we initiated dosing in a multi-center, randomized, blinded, placebo-controlled Phase 2a clinical trial of IMVT-1401 for the treatment of MG. The ASCEND MG trial was designed to evaluate the safety, tolerability, pharmacodynamics, and efficacy of IMVT-1401 in an anticipated 21 subjects with moderate-to-severe generalized MG symptoms, as defined by MGFA Class II through IVa, and QMG scores greater than or equal to 12. In the ASCEND MG trial, subjects with MG who have confirmed anti-AChR antibodies received one of two dose levels of IMVT-1401 (680 mg or 340 mg) or placebo delivered by subcutaneous injection on a weekly schedule for six weeks followed by a six-week open-label extension period, in which subjects received up to three further injections of IMVT-1401 administered every other week. There were then three follow-up visits during a six-week post-dosing period. The primary endpoints of this trial were assessment of the safety and tolerability of IMVT-1401 and measurement of the changes from baseline in levels of total IgG subclasses and anti-AChR IgG. Secondary endpoints included PK and changes from baseline in various clinical scores such as QMG, MG-ADL and quality of life measures. Exploratory endpoints included assessment of multiple biomarkers including gene expression profiles, pro-inflammatory markers and receptor occupancy.
Trial Design of ASCEND MG Trial

In August 2020, we reported top-line results from an interim analysis of 15 participants in our ASCEND MG trial. Results from the six-week treatment period included three arms: 340 mg IMVT-1401 weekly (N=5), 680 mg IMVT-1401 weekly (N=5), and placebo (N=5). Initially, the trial had a target enrollment of 21 subjects, however, after taking into consideration the impact of COVID-19 as well as recent data from other anti-FcRn programs that have supported this mechanism in MG, we elected to unblind and report the study with 15 subjects enrolled.
As evaluated in a pre-specified, pooled analysis of 15 subjects who completed Day 42, IMVT-1401-treated subjects (N=10) showed a mean 3.8-point improvement on the MG-ADL scale vs. a mean decline of +0.6 for placebo, a result that was statistically significant (p = 0.039)(1). IMVT-1401-treated subjects also showed a statistically significant improvement on the Myasthenia Gravis Composite ("MGC") scale, with an average improvement of 8.0 points vs. a mean decline of +1.4 for placebo (p = 0.008)(1). The MGC scale consists of test items that measure symptoms and signs of MG, with weighted response options.

MG-ADL responder rates, defined as the percentage of subjects showing a > 2-point improvement, were 60% for IMVT-1401-treated subjects vs. 20% for placebo. MG-ADL deep responder rates, defined in the study as the percentage of subjects showing a > 6-point improvement, were 40% for IMVT-1401-treated subjects vs. 0% for placebo. MGC deep responder rates, defined in the study as the percentage of subjects showing a > 10-point improvement, were 40% for IMVT-1401-treated subjects vs. 0% for placebo.

Consistent with previously reported Phase 1 results, IMVT-1401 was observed to be generally well-tolerated with no serious adverse events (“SAEs”), no withdrawals due to adverse events (AEs), and no imbalance in headaches; as previously disclosed, lipid levels were not measured contemporaneously during the Phase 1 and ASCEND MG Phase 2a clinical trials of IMVT-1401. See “Safety Data” above for further discussion. Mean reductions in total serum IgG from baseline for the 340 mg and 680 mg cohorts were 59% and 76%, respectively.

After the interim analysis, two additional participants enrolled and were randomized. The ASCEND MG trial is now completed. Before the voluntary pause of dosing, we had a favorable end of Phase 2 meeting with the FDA on the design of our Phase 3 registrational program in MG and we are planning on advancing our clinical trials for this indication. Based on our integrated safety analysis, we plan to meet with the FDA to propose further development to evaluate additional dosing levels and regimens as well as to include additional safety monitoring and considerations such as lipid and albumin monitoring and incorporating an independent safety monitoring committee. Contingent upon FDA feedback, we plan to initiate a pivotal study in MG late in the calendar year 2021 or early part of the calendar year 2022.

(1) We previously disclosed preliminary interim results for MG-ADL and MGC change from baseline analyses and their associated p-values of p=0.029 and p=0006, respectively, which were provided by the vendor contracted for the interim analysis. When conducting the final analyses for the clinical study report, the vendor noted a statistical programming error in the above analyses. QMG was also corrected by the vendor resulting in a change of the p-value from p=0.068 to p=0.075. The corrected values are shown here.
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
The annual incidence of WAIHA in the United States and Europe is estimated at one to three in 100,000 persons. Based on published estimates, we believe that there are approximately 42,000 patients in the United States and 67,000 patients in Europe living with WAIHA. The disease may be more common in females, with some sources suggesting a 2:1 female predominance. Peak incidence occurs during the sixth and seventh decades of life, however, WAIHA can occur in children as well.
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
ASCEND WAIHA Trial
In November 2019, we submitted our IND to the FDA for WAIHA and, in December 2019, our IND was cleared for Phase 2 trial initiation. The ASCEND WAIHA trial will explore the potential of IMVT-1401 to increase hemoglobin levels and assess the safety and tolerability of IMVT-1401 in this population. Subjects in this trial will be treated with one of two doses of IMVT-1401 (680 mg or 340 mg) administered weekly by subcutaneous injection for 12 weeks. The primary endpoint of this trial is the proportion of responders, defined as subjects achieving a hemoglobin level of at least 10 g/dL and at least a 2 g/dL increase from baseline. Secondary endpoints include change from baseline in other hematologic and chemistry parameters, time to response, patient reported outcome measures, total IgG antibodies and IgG antibodies by subclasses.

The ASCEND WAIHA trial is an open label design, so the program-wide pause in dosing resulted in this trial being suspended. During the fall of 2021, we plan to commence discussions with the FDA on re-initiating this study, incorporating safety considerations and risk management as well as additional dosing regimens. We anticipate re-initiating this study based on a favorable outcome from these meetings late in the calendar year 2021 or early part of the calendar year 2022.

Trial Design of ASCEND WAIHA Trial
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
In addition to anti-TSHR autoantibodies, antibodies that activate the insulin-like growth factor 1 receptor (“IGF1R”) have been described in the literature. TSHR and IGF1R have functional overlaps and stimulation of either receptor may lead to activation of similar biochemical pathways in certain cell types, including the ones implicated in TED. Published studies investing this pathway have led to the discovery that the IGF1R and TSHR form a receptor complex where IGF1R can augment the signaling of TSHR. The exact nature of the interaction between IGF1R and TSHR continues to be investigated; however, experimental evidence suggests that the effects of TSHR stimulating antibodies are only partially blocked by an IGF1R antagonist while they may be completely blocked with a TSHR antagonist.
TED has an estimated annual incidence of 16 in 100,000 women and 2.9 in 100,000 men in North America and Europe. The natural history of TED begins with an inflammatory phase lasting between six and 24 months that is characterized by lymphocyte infiltration, fibroblast proliferation and increases in adipose tissue. The first line of treatment for TED patients is generally immunosuppressive therapy, including high doses of corticosteroids. Treatment of patients with immunosuppressive therapies during this active inflammatory phase can lead to reduction in symptoms and can alter the course of the disease. However, once the initial inflammatory phase is over, immunosuppressive therapies are ineffective and levels of fibrosis that have developed as the result of acute inflammation are only reversible by surgery. We estimate that 15,000 to 20,000 patients in the United States have active inflammatory TED and are eligible for treatment.

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

ASCEND GO-1 Trial
In May 2019, we initiated dosing in our ASCEND GO-1 trial, an open label single-arm Phase 2a clinical trial of IMVT-1401 in Canada in patients with TED. We announced initial results from this trial in March 2020. The trial is now completed. Subjects recruited for this trial have moderate-to-severe active TED with confirmed autoantibodies to TSHR. A total of seven subjects were dosed weekly with subcutaneous injections for six weeks. The trial utilized an induction and maintenance strategy, using only subcutaneous injections. Subjects received a 680 mg dose for the first two weekly administrations of the study drug followed by a 340 mg dose weekly for the final four administrations. The primary endpoints of this trial were safety and tolerability of IMVT-1401 over the six-week treatment period, as well as the change from baseline in levels of anti-TSHR antibodies, total IgG antibodies and IgG antibodies by subclasses. Secondary clinical endpoints included mean changes in proptosis, or protrusion of the eyeball, the proptosis responder rate, defined as the percentage of subjects with a greater than or equal to 2 mm reduction in proptosis in the study eye without deterioration in the fellow eye, PK and anti-drug antibodies. Exploratory endpoints included assessment of change from baseline in the CAS, change from baseline in the Gorman diplopia score, multiple biomarkers including gene expression profiles, pro-inflammatory markers, receptor occupancy and changes as measured by computerized tomography (CT) scans.
Trial Design of ASCEND GO-1 Trial
All seven subjects completed the six-week treatment phase of the trial and entered the 12-week follow-up phase. Mean reduction in total IgG levels from baseline to end of treatment was 65%. As evaluated at the end of treatment, four of seven subjects (57%) improved by ≥ 2 points on the CAS. Of six subjects with baseline diplopia, four subjects (67%) demonstrated improvement in diplopia. Three of seven subjects (43%) were proptosis responders. The safety and tolerability profile observed was consistent with the prior Phase 1 trial of IMVT-1401 in 99 healthy volunteers; as previously disclosed, lipid levels were not measured contemporaneously during the Phase 1 and ASCEND GO-1 Phase 2a clinical trials of IMVT-1401. Mean albumin reduction from baseline to end of treatment was 24%. All AEs were mild or moderate. See “Safety Data” above for further discussion.
ASCEND GO-2 Trial
In October 2019, we initiated dosing in our ASCEND GO-2 trial, a randomized, masked, placebo-controlled Phase 2b clinical trial in 77 subjects with moderate-to-severe active TED with confirmed autoantibodies to TSHR. The ASCEND GO-2 trial explored the potential of IMVT-1401 to improve proptosis and assesses the safety and tolerability of IMVT-1401 in this population. Subjects in this trial were treated with one of three doses of IMVT-1401 (680 mg, 340 mg or 255 mg) or placebo administered weekly by subcutaneous injection for 12 weeks. The primary endpoints of this trial were the proptosis responder rate measured at week 13, defined as the percentage of subjects with a greater than or equal to 2 mm reduction in proptosis in the study eye without deterioration in the fellow eye, and safety and tolerability. Secondary endpoints included the proptosis responder rate measured at weeks 2, 3, 4, 5, 6, 8, 10, 12, 14, 16 and 20, the proportion of subjects with a CAS of 0 or 1, the mean change from baseline in proptosis, CAS, diplopia, ophthalmic improvement and GO-QOL and PK, PD, defined as anti-TSHR antibodies and total IgG and IgG antibodies by subclasses, and anti-drug antibodies. Exploratory endpoints included assessment of CT-measured muscle volume, fat volume, total orbital volume and proptosis, as well as multiple biomarkers including gene expression profiles, pro-inflammatory markers and receptor occupancy.

Trial Design of ASCEND GO-2 Trial

Our voluntary pause in dosing resulted in unblinding the ASCEND GO-2 trial. As a result, following the last patient last visit of the post-treatment follow-up period, the ASCEND GO-2 trial was terminated. Treatment with IMVT-1401 reduced both IgG and disease specific pathogenic IgG over the 12-week treatment period. However, the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive. The primary endpoint of the proportion of proptosis responders was not met, and although not tested statistically, post hoc evaluation of other endpoints measured (CAS and diplopia scores) indicated the desired magnitude of treatment effect likely would not have been achieved. However, levels of IgG were reduced across IMVT-1401 dosing groups, and analysis of the receptor occupancy data suggest binding of IMVT-1401 to the Fc receptor. Additional exploratory work on other disease biomarkers is under evaluation. Further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of IMVT-1401. Based on these analyses, we are likely to design another Phase 2 trial in TED or another thyroid-related disease as our next study in this therapeutic area and initiate discussions with regulatory authorities before the end of the calendar year 2021.

Key Agreements
License Agreement with HanAll Biopharma Co., Ltd.
In December 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of RSL, entered into a license agreement with HanAll, or the HanAll Agreement. Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as IMVT-1401 and certain back-up and next-generation antibodies, and products containing such antibodies, and to commercialize such products, in the United States, Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America, or the Licensed Territory, for all human and animal uses, during the term of the agreement. With respect to these licenses, RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the Licensed Territory outside of the United States and E.U.; (2) an affiliate of RSG in any country in the Licensed Territory; and (3) a third party in the United States and E.U. only after submission of a biologics license application (“BLA”) in the United States or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the IMVT-1401 antibody, and certain back-up and next-generation antibodies, with or through a contract research organization or service provider in the Licensed Territory.

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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. Since the acquisition of IMVT-1401, we, along with RSL, have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company for further research or development of the technology for the years ended March 31, 2021 and 2020.
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
Services Agreements with RSI and RSG
In August 2018, we entered into services agreements with Roivant Sciences Inc. (“RSI”) and RSG, collectively the Services Agreements, under which RSI and RSG agreed to provide services related to development, administrative and financial activities to us during our formative period. Under each Services Agreement, we will pay or reimburse RSI or RSG, as applicable, for any expenses they, or third parties acting on our behalf, incur. For any general and administrative and research and development activities performed by RSI or RSG employees, RSI or RSG, as applicable, will charge back the employee compensation expense plus a pre-determined markup. RSI and RSG also provided such services prior to the formalization of the Services Agreements, and such costs have been recognized by us in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on our matters. All other costs will be billed back at cost. The term of the Services Agreements will continue until terminated by us, RSI or RSG, as applicable, upon 90 days’ written notice.
RSL Information Sharing and Cooperation Agreement
In December 2018, we entered into an amended and restated information sharing and cooperation agreement, or the Cooperation Agreement with RSL, which, among other things: (1) obligates us to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires us to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires us to implement and observe certain policies and procedures related to applicable laws and regulations. We have agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a stockholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to us or any of our subsidiaries, subject to certain limitations set forth in the Cooperation Agreement. No amounts have been paid or received under this agreement; however, we believe this agreement is material to our business and operations.
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
•leverage Roivant’s business development engine and vast network of industry relationships for the identification of, and access to, new assets and synergistic partnerships;
•enter channel partnerships with other members of the Roivant family of companies (including but not limited to technology-focused companies built by Roivant), with the goal of delivering efficiencies in the development and commercialization process;
•access Roivant’s human capital engine to recruit new employees from within and beyond the biopharmaceutical industry;

•enable its employees to participate in Roivant’s career development program which facilitates employee mobility across members of the Roivant family of companies;
•benefit from shared learnings, best practices, and external industry relationships across the Roivant family of companies; and
•derive certain benefits of scale upon becoming a commercial-stage company.
For a discussion on RSL’s significant ownership of our shares of common stock and related possible risks, please refer to Item 1A. Risk Factors, “RSL owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.”
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
Manufacturing
We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of IMVT-1401, and there are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practice (“cGMP”) requirements (particularly for the development of antibodies) that might be capable of manufacturing for us. We currently rely and intend to continue to rely on contract manufacturing organizations (“CMOs”), for both drug substance and drug product. Currently, we contract with well-established third-party manufacturers for the manufacture of our drug substance and our drug product. We expect to engage additional third-party manufacturers to support any pivotal clinical trials for IMVT-1401 as well as commercialization of IMVT-1401, if approved, in the United States or other jurisdictions. In addition, we continue to augment the organization by recruiting personnel with experience to manage the CMOs producing our product candidate and other product candidates or products that we may develop in the future.
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
Competition
We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as IMVT-1401. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson), rozanolixizumab (UCB) and ALXN1830 (Alexion Pharmaceuticals). Each of efgartigimod, nipocalimab, and rozanolixizumab is currently under development for the treatment of MG. Alexion has announced plans to begin Phase 2 trials for ALXN1830 in MG and WAIHA in the second half of 2021. Johnson & Johnson is currently running a Phase 2/3 clinical study for nipocalimab in WAIHA. Johnson & Johnson also announced that the FDA has granted Fast Track Designation for nipocalimab in WAIHA.

In a Phase 1 trial conducted by argenx SE, efgartigimod was observed to reduce mean IgG levels by approximately 50% after two 20 mg/kg intravenous induction doses followed by eight weekly 300 mg subcutaneous doses. In a Phase 2 trial conducted in MG, UCB’s rozanolixizumab was infused subcutaneously, over 30 minutes, and was observed to reduce mean IgG levels by approximately 56% and approximately 68% after three and six weekly 7 mg/kg infusions, respectively. Johnson & Johnson’s nipocalimab is in clinical development with a subcutaneous formulation. Clinical results for Alexion’s subcutaneous formulation of ALXN1830 are not available.

IMVT-1401, if approved, may also face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. Eculizumab (marketed by Alexion), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. The first line of treatment for TED and WAIHA patients is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include: zilucoplan (UCB), a peptide inhibitor of C5, inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, and Ravulizumab-cwvz (Alexion), an antibody inhibitor of the C5 protein, all of which are currently in Phase 3 trials.

Numerous product candidates are currently in development for the treatment of WAIHA. Fostamatinib (Rigel Pharmaceuticals), a syk inhibitor, is currently in Phase 3 development for the treatment of WAIHA. A Phase 2 investigator-initiated study of ibrutinib (AbbVie), a BTK inhibitor, in steroid-refractory WAIHA is ongoing. Annexon Biosciences plans to initiate a Phase 2 trial for WAIHA in 2021 for ANX005, an antibody inhibitor of the C1q protein.

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

Following our assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, we are the exclusive licensee of a patent family directed to IMVT-1401, and certain back-up and next-generation antibodies, and products containing such antibodies, in the Licensed Territory. As of May 28, 2021, this licensed patent family includes pending patent applications and/or issued patent(s) in the United States, Argentina, Brazil, Canada, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family discloses anti-FcRn antibodies, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in the in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to an isolated anti-FcRn antibody or antigen–binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to an isolated anti-FcRn antibody or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof as well as methods of treating various autoimmune diseases using the antibody, polynucleotides and expression vectors encoding the antibody, host cells capable of expressing the antibody and methods of producing the antibody. Additionally, as of May 28, 2021, independent of the licensed patent family, ISG has a patent family directed to methods of treating thyroid eye disease using anti-FcRn antibodies that includes patent applications in the United States as well as foreign counterparts in certain jurisdictions within its Licensed Territory and another patent family that includes an internationally filed patent application directed to methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies. Generally, the term of any patent granted from a patent application in the in-licensed HanAll patent family directed to the IMVT-1401 composition of matter and methods of use has a projected natural expiration and will expire on April 30, 2035 in the United States, subject to such terms as may be modified by, for example, terminal disclaimer or any adjustment or extension of patent term that may be available in a particular jurisdiction.

In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, as the term of a patent granted on a utility patent application filed after June 8, 1995 expires 20 years after the non-provisional U.S. filing date (or any earlier filing date relied upon under 35 U.S.C. 120, 121, or 365(c)), with the timely payment of maintenance fees. In certain instances, the patent term may be adjusted to add additional days to compensate for certain delays incurred by the U.S. Patent and Trademark Office (“USPTO”) in the examination process, issuing the patent and/or the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the patent extension granted for FDA regulatory review is only applied to a single patent that covers either the product candidate or a method of using or manufacturing the same which has not expired at the time of FDA approval. Additionally, the period of time the patent is extended may not exceed five years, and the total patent term, including the period of time the patent is extended, must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. The protection afforded by a patent with respect to a particular product varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, its coverage, the availability of regulatory-related extensions, the availability of legal remedies in the particular country and the validity and enforceability of the patent under the local laws. ISG owns a trademark for IMMUNOVANT, the corporate logo, and a composite trademark for its corporate logo with the IMMUNOVANT mark. As of May 28, 2021, this trademark portfolio includes pending trademark applications and/or registered trademarks in the United States and foreign jurisdictions. Under the HanAll Agreement, we have the right to market IMVT-1401 in the Licensed Territory under the trademark(s) of our choice, subject to regulatory approval. However, upon termination of the HanAll Agreement, we must assign to HanAll all right, title and interest in and to any and all trademarks we use in the development, manufacture or commercialization of the licensed products.

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

Government Regulation
The FDA and other regulatory health authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory agencies and health authorities of the countries in which we wish to conduct studies or seek approval or licensure of IMVT-1401 or any future product candidate.
FDA Drug Approval Process
In the United States, the FDA regulates biologics under both the Federal Food, Drug and Cosmetic Act and the Public Health Services Act and their implementing regulations. The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:
•completion of preclinical laboratory tests and animal studies performed in accordance with applicable regulations and guidance, including the FDA’s current Good Laboratory Practices (“GLP”) regulations, International Council for Harmonisation (“ICH”) guidance, and applicable requirements for the humane use of laboratory animals or other applicable regulations;
•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated at least annually or when significant changes are made;
•approval by an institutional review board (“IRB”) or ethics committee for each clinical site before the trial is commenced;
•conduct of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice (“GCP”), and other clinical-trial related regulations and guidance to evaluate the safety, purity and potency of the proposed biologic product candidate for each proposed indication;
•preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials that includes manufacturing information and substantial evidence of safety, purity and potency from results of nonclinical testing and clinical trials;
•a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency;
•potential FDA audit of selected clinical investigation sites, preclinical studies, and/or Immunovant as clinical trial sponsor to assess compliance with FDA’s GCP standards;
•payment of user fees for FDA review of the BLA (unless a fee waiver applies);
•agreement with FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy (“REMS”); and
•FDA review and approval, or licensure, of the BLA, including satisfactory completion of an FDA Advisory Committee review, if applicable, to permit commercial marketing or sale of the product for particular indications for use in the United States.

Our product candidates are being developed to be registered as pre-filled syringes and autoinjectors, which means that they are subject to regulation as combination products because they are composed of both a biologic product and device product. If approved and marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, the primary mode of action is attributable to the biologic component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, our product candidates are subject to the IND framework for premarket development and approval through the BLA pathway. Based on our understanding of FDA’s combination device expectations, we do not anticipate that the FDA will require a separate medical device authorization for the syringe, but this could change during the course of its review of any marketing application that we may submit.
European Union Drug Approval Process
In the European Union (the “E.U.”), there are three existing regulatory procedures for a medicinal product to be authorized for use in the Member States of the E.U. and the European Economic Area under the E.U. pharmaceutical legislation that harmonizes the regulatory standards and requirements for assessing safety, quality and efficacy.
A medicinal product for human use may be authorized either by the European Commission through the centralized procedure or by national competent authorities through a mutual recognition, decentralized or national procedure. We have focused on the centralized procedure as we expect it to be the relevant procedure for our product candidates.
The centralized procedure applies to a medicinal product for human use containing a new active substance which was not authorized in the E.U. for which the therapeutic indication is the treatment of any of the following diseases: acquired immune deficiency syndrome, cancer, neurodegenerative disorder, diabetes, auto-immune diseases and other immune dysfunctions, and viral diseases. In addition, the following product categories must also be centrally authorized: a medicinal product developed by means of recombinant DNA technology, controlled expression of genes coding for biologically active proteins in prokaryotes and eukaryotes including transformed mammalian cells and hybridoma and monoclonal antibody methods. A medicinal product that has been designated as an orphan medicinal product must also be evaluated through the centralized procedure. A medicinal product that is considered as constituting a significant therapeutic, scientific or technical innovation or its approval is in the interests of E.U. patients is also eligible for the optional centralized assessment. The centralized procedure requires applicants to submit an application for marketing authorization to the European Medicines Agency (“EMA”) which is responsible for the coordinating the scientific assessment to be performed by its relevant advisory committees, including the Committee for Medicinal Products for Human Use (CHMP). Once a positive opinion is adopted by the CHMP, the European Commission will issue a binding decision on granting the centralized marketing authorization which is valid throughout the Member States of the E.U. and the European Economic Area (Norway, Iceland and Liechtenstein).
A reference medicinal product approved via the centralized procedure receives a period of 10 years data and market protection or exclusivity upon grant of a marketing authorization. This period is divided into eight years of data protection within which no generic applicant including a biosimilar applicant can cross-reference the non-clinical and clinical data contained in the file of the reference medicinal product. Even if an authorization is granted based on data cross-referencing, the follow-on manufacturer cannot market the product for two further years (the period of market protection). This period can be extended to a total period of 11 years if during the first eight years of the protection period one or more new therapeutic indications are determined, during the regulatory review, to bring a significant clinical benefit in comparison with existing therapies and the indication application is approved.
On January 31, 2020, the United Kingdom (the “U.K.”) left the E.U. (commonly referred to as “Brexit”) and accordingly is no longer a Member State. A transition period began on February 1, 2020, during which E.U. pharmaceutical law remained applicable to the U.K., which ended on December 31, 2020. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from E.U. regulations, Brexit has materially impacted, and could further materially impact, the regulatory regime which applies to products and the approval of product candidates in the U.K., as U.K. legislation now has the potential to diverge from E.U. legislation. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the U.K. in the long-term. As the U.K. is no longer an E.U. Member State, the U.K.’s participation in the European Medicines Regulatory Network has ceased and the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) has assumed the functions that were previously undertaken by the E.U. for human medicines on the U.K. market (with the exception of Northern Ireland, which, pursuant to the Protocol on Ireland/Northern Ireland has remained aligned with E.U. regulations). The MHRA has recently published detailed guidance for industry and organizations to follow from January 1, 2021 now the transition period is over, which will be updated as the U.K.’s regulatory position on medicinal products evolves over time.

The MHRA offers new assessment procedures for applications for products containing new active substances and biosimilars. The procedures can lead to a marketing authorization in Great Britain (England, Scotland, and Wales), the United Kingdom, or Northern Ireland, depending on the procedure and pre-existing authorizations, as further explained below. The new assessments include:
•     The European Commission Decision Reliance Procedure will be in place until January 1, 2023 and is a targeted assessment of new applications for products containing new active substances or biosimilars under review via the centralized procedure with EMA. MHRA will review the application, CHMP assessment report, and applicant responses to CHMP within 67 days. Should that review be successful, it will lead to the grant of a marketing authorization in Great Britain, the centralized marketing authorization in the E.U. will already permit the marketing of the relevant product in Northern Ireland;
•    A full assessment as a national authorization can be chosen for new active substances, with a timeline of no more than 150 days (excluding clock-off periods where further information is requested) which can lead to the grant of a marketing authorization in Great Britain, the U.K., or Northern Ireland. If the application includes Northern Ireland then it must comply with the relevant E.U. requirements;
•    The Unfettered Access Procedure for medicines already approved in Northern Ireland via the E.U. procedures or via the Northern Ireland national route which if successful will lead to a Great Britain marketing authorization; and
•    A ‘rolling review’, for new active substances and biosimilars, which allows companies to make an application in stages, throughout the product’s development, to better manage development risk which can lead to the grant of a marketing authorization in Great Britain, the U.K., or Northern Ireland. If the application includes Northern Ireland then it must comply with the relevant E.U. requirements.
Nonclinical and Clinical Development
Prior to beginning the first clinical trial with a product candidate in the United States, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes the clinical protocols and general development plan, as well as results of animal and in vitro studies assessing the toxicology, PK, pharmacology and PD characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions. In such a case, the IND may be placed on clinical hold until the IND sponsor and the FDA resolve the outstanding concerns or questions. The FDA also may impose clinical holds at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Submission of an IND therefore does not guarantee that FDA authorization to begin a clinical trial will be granted or that, once begun, issues will not arise that adversely impact, suspend or terminate such studies.
Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. A separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments and additional information such as toxicology or Chemistry, Manufacturing and Controls (“CMC”) data in support of the investigational product(s). For new indications, a separate new IND is usually required. Outside of the U.S., clinical trial applications are generally required to conduct clinical studies in each country. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed to ensure that the risks to individuals participating in the clinical trials are minimized and are reasonable in relation to anticipated benefits. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or independent data monitoring committee, which provides direction for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website. For purposes of BLA/MAA approval, human clinical trials are typically conducted in three sequential phases that may overlap or be combined.

•Phase 1 — The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, tolerability, absorption, metabolism, distribution and elimination of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on pharmacodynamics and effectiveness.
•Phase 2 — The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.
•Phase 3 — The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple global clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to support chronic use of a product during marketing.
In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA or, in certain circumstances, mandated after approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting or in some cases to support full approval for products that are approved via an accelerated pathway as described below. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA, and IND safety reports must be submitted to the FDA, other regulators, and investigators within a regulated timeframe for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure.
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
BLA Submission, Review and Approval
Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other information. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies. There can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Once a BLA has been submitted, the FDA reviews the BLA within 60 days to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the FDA does not always meet PDUFA goal dates, and the review process can be significantly extended by FDA requests for additional information or clarification or Company submissions of substantial data during the review. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions and provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, preclinical studies, and/or the sponsor to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, and where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter prior to inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, completion of other significant and time-consuming requirements related to clinical trials, and/or conduct of additional preclinical studies or manufacturing activities. Even if such data and information are submitted, the FDA may determine that the BLA does not satisfy the criteria for approval. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied and may require additional testing or information.
If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed, which could limit the commercial value of the product. For example, the FDA may approve the BLA with a REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product, and could include medication guides, healthcare professional and/or patient communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may impose post-marketing requirements and commitments such as additional manufacturing data or testing; additional preclinical data or evaluation; additional clinical data from Phase 3 studies (e.g. long-term extension data); and may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.
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

To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation is intended to facilitate development and expedite review of a product, and also provides opportunities for frequent interactions with the FDA review team. The FDA may also review complete sections of the BLA for a fast track product on a rolling basis before the entire application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA. The review clock generally does not begin until the final section of the BLA is submitted.
In addition, a sponsor can request designation of a product candidate as a “breakthrough therapy.” A breakthrough therapy is defined as a drug or biologic that is intended, alone or in combination with one or more other drugs or biologics, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the drug or biologic may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The FDA will take certain actions, such as holding timely meetings and providing advice, intended to expedite the development and review of an application for approval of a breakthrough therapy.
Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a validated surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than survival or irreversible morbidity and is reasonably likely to predict an effect on survival, irreversible morbidity or another clinical benefit. As a condition of accelerated approval, the FDA requires the sponsor to perform adequate and well-controlled post-marketing confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Approval may be withdrawn if the confirmatory study does not verify the anticipated clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.
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
If a product that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Orphan exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee. A designated orphan product may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.
Similarly, in the E.U., the European Commission grants binding decision on orphan designations after a satisfactory scientific assessment provided by the EMA’s Committee for Orphan Medicinal Products. To qualify for orphan designation, a medicinal product must meet the following criteria set out in E.U. Orphan Medicinal Products Regulation:

•it must be intended for the treatment, prevention or diagnosis of a disease that is life-threatening or chronically debilitating;
•the prevalence of the condition in the E.U. must not be more than 5 in 10,000 or it must be unlikely that marketing of the medicine would generate sufficient returns to justify the investment needed for its development; and
•no satisfactory method of diagnosis, prevention or treatment of the condition concerned can be authorized, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
The orphan designation granted is re-assessed at the time when the marketing authorization is granted in order to confirm whether the statutory criteria continue to be met. If the criteria are no longer met, then the orphan designation is removed.
If the orphan designation is maintained when the marketing authorization is granted, then the orphan medicinal product will receive 10-year orphan market exclusivity in respect of the approved indication. This exclusivity period prevents a similar medicinal product being accepted by the E.U. regulatory authorities for approval. This exclusivity period can be extended to a total period of 12 years under the E.U. Pediatric Regulation in lieu of six-month extension of the supplementary protection certificate, if certain requirements are met. The orphan exclusivity is run in parallel with the basic regulatory data/market protection or exclusivity period of 10 years in the E.U. However, this period can be reduced to six years if at the end of the fifth year, it is established that the criteria for orphan designation are no longer met where it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity.
Following the U.K.’ s departure from the E.U. there is no pre-marketing authorization orphan designation in Great Britain. Instead, orphan designation is applied for at the same time as applying for a marketing authorization. While the criteria for gaining orphan designation remain effectively the same in Great Britain as in the European Union, the designation will be based on the prevalence of the relevant condition in Great Britain.

The 10 years market exclusivity from competition from similar products in the approved orphan indication would be retained. If criteria for orphan status are met, this incentive would be awarded following grant of a U.K. marketing authorization. Similarly, in the E.U., orphan medicines which are authorized in Great Britain with the results of studies from a pediatric investigation plan included in the product information are eligible for an additional 2 years of market exclusivity.
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
Under the Best Pharmaceuticals for Children Act (“BPCA”), a drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study or studies in accordance with an FDA-issued "Written Request" for such a study or studies within a defined timeframe.

In the E.U., a sponsor is required to obtain an agreed Pediatric Investigation Plan (“PIP”) which describes a program of pediatric studies to generate meaningful data to inform the use of the product in the pediatric population. The data derived from the PIP must be submitted with the marketing authorization application unless a waiver or a deferral is granted. Otherwise, the application will not be accepted by the EMA for review. If the pediatric data required by the PIP are submitted, irrespective of whether the data have led to approval of a pediatric indication, the orphan exclusivity period is extended to a total period of 12 years. For a product which is not an orphan medicinal product, the supplementary protection certificate can be extended to a further six months under the E.U. pediatric rules. For a medicinal product which is no longer protected by a subsisting patent, a pediatric use marketing authorization can be sought and upon approval, a period of 10 years regulatory data exclusivity or protection is granted.
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
The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:
•restrictions on the marketing or manufacturing of a product, mandated modification of promotional materials or issuance of corrective information, issuance by FDA or other regulatory authorities of safety alerts, Dear Healthcare Provider letters, press releases or other communications containing warnings or other safety information about the product, or complete withdrawal of the product from the market or product recalls;
•fines, warnings or untitled letters or holds on post-approval clinical studies;
•refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•product seizure or detention, or refusal of the FDA to permit the import or export of products; or
•injunctions, consent decrees or the imposition of civil or criminal penalties.
The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and misbranding. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including monetary penalties. Physicians may prescribe, in their independent medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication (or thirty days in advance of their first use if approved via the accelerated approval pathway). Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

Biosimilars and Reference Product Exclusivity
The Patient Protection and Affordable Care Act ("ACA") signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe, but no interchangeable biologic has been approved in the United States. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars.
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
In the E.U., a biosimilar product is approved under a different regulatory pathway, recognizing that a biosimilar product does not meet the conditions set out in the definition of a generic medicinal product owing to in particular differences relating to raw materials or differences in manufacturing processes of the biological medicinal product and the reference biological medicinal. In view of these differences, a biosimilar is required to provide the results of appropriate comparative clinical and non-clinical studies with the reference biological medicinal product to demonstrate that the biosimilar is both highly similar to the reference product (notwithstanding natural variability inherent to all biological medicines) and that there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality, and efficacy. However, the biosimilar manufacturer is not required to replicate the testing results or trial data contained in the dossier of the reference biological medicinal product.
Other U.S. Healthcare Laws and Compliance Requirements
In the United States, our current and future operations are subject to regulation and oversight by various federal, state and local authorities in addition to the FDA, including but not limited to, Centers for Medicare & Medicaid Services (“CMS”) or other divisions of the U.S. Department of Health and Human Services (“HHS”) (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments and regulatory authorities. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal Anti-Kickback Statute, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar state laws, each as amended, as applicable. Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may be subject to healthcare laws, regulations and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and transparency, and physician sunshine laws. Some of our pre-commercial activities are subject to certain of these laws.

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
Additionally, the intent standard under the Anti-Kickback Statute was amended by the ACA to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the Anti-Kickback Statute can result in significant civil and criminal fines and penalties, imprisonment, and exclusion from federal healthcare programs. In addition, the ACA codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”) (discussed below).
The federal false claims laws, including the FCA, which can be enforced by private citizens through civil whistleblower or “qui tam” actions, and the Civil Monetary Penalties Law, prohibit any person or entity from, among other things, knowingly presenting, or causing to be presented, a false or fraudulent claim for payment to, or approval by, the federal government, including federal healthcare programs, such as Medicare and Medicaid, knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, or knowingly making a false statement to improperly avoid, decrease or conceal an obligation to pay money to the federal government. A claim includes “any request or demand” for money or property presented to the U.S. government. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for various conduct. For example, enforcement has pursued manufacturers allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product, and also for causing false claims to be submitted because of the marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.
HIPAA created additional federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the ACA amended the intent standard for certain healthcare fraud statutes that were added by HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.
We may be subject to data privacy, security, and breach notification regulations administered by the federal government and the states in which we conduct our business. If we were to enter into a “business associate” relationship with a “covered entity” (“covered entities” being group health plans, certain healthcare providers, and “healthcare clearinghouses”), we would be subject to the HHS regulations related to data privacy, security and security breach notification under the Administrative Simplification provisions of HIPAA (Title II, Subtitle F of HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Those regulations authorize the imposition of civil and criminal penalties, damages, injunctions, attorneys’ fees and costs. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

Additionally, the federal Physician Payments Sunshine Act (the “Sunshine Act”) within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members. Beginning in 2022, applicable manufacturers also will be required to report such information regarding its payments and other transfers of value to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year. Failure to report accurately could result in penalties.
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
We are subject to the Federal Drug Supply Chain Security Act (“DSCSA”) enacted by the U.S. government, which requires development of an electronic pedigree to track and trace each prescription biologic at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period from its enactment on November 27, 2013. In addition, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution. Compliance with DSCSA and current and future U.S. federal or state electronic pedigree requirements could require significant capital expenditures, increase our operating costs and impose significant administrative burdens. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Additionally, to the extent that we have business operations in foreign countries or sell any of our products in foreign countries and jurisdictions, including Canada or the E.U., we may be subject to additional regulation.
Ensuring business arrangements with third parties comply with applicable healthcare laws and regulations is a costly endeavor. If our operations are found to be in violation of any of the federal and state healthcare laws described above or any other current or future governmental regulations that apply to us, we may be subject to penalties, including without limitation, significant civil, criminal and/or administrative penalties, damages, fines, disgorgement, imprisonment, exclusion from participation in government programs, such as Medicare and Medicaid, injunctions, private “qui tam” actions brought by individual whistleblowers in the name of the government, or refusal to allow us to enter into government contracts, contractual damages, reputational harm, administrative burdens, diminished profits and future earnings, additional reporting obligations and oversight if we become subject to a corporate integrity agreement or other agreement to resolve allegations of non-compliance with these laws, and the curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and results of operations.
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

Our ability to commercialize any products successfully also will depend in part on the extent to which coverage and reimbursement for these products and related treatments will be available from third-party payors, which decide which therapeutics they will pay for and establish reimbursement levels. Coverage and reimbursement by a third-party payor may depend upon a number of factors, including the third-party payor’s determination that use of a therapeutic is:
•a covered benefit under its health plan;
•safe, effective and medically necessary;
•appropriate for the specific patient;
•cost-effective; and
•neither experimental nor investigational.
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
Third-party payors are increasingly challenging the price, examining the medical necessity, and reviewing the cost-effectiveness of medical products, therapies and services, in addition to closely evaluating their safety and efficacy. Obtaining reimbursement for our products may be particularly difficult given the potential cost sensitivities often associated with branded drugs and drugs administered under the supervision of a physician. It is not clear that third party payors will accept the pharmacoeconomic benefits of products that we commercialize, and we also may need to undertake detailed studies of any therapies that we commercialize in order to demonstrate their pharmacoeconomic benefits, in addition to the costs required to obtain FDA approvals. Our product candidates may not be considered medically necessary or cost-effective for certain patients, including depending on the nature of the FDA approvals that we may receive. There is no assurance of coverage or adequate reimbursement for our products under either government programs or from commercial payors. Further, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage for the product. Adequate third-party reimbursement may not be available to enable us to maintain price levels sufficient to realize an appropriate return on our investment in product development. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize any product candidate that we successfully develop.
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
For example, the ACA has substantially changed healthcare financing and delivery by both governmental and private insurers. Among the ACA provisions of importance to the pharmaceutical and biotechnology industries, in addition to those otherwise described above, are the following:
•an annual, nondeductible fee on any entity that manufactures or imports certain specified branded prescription drugs and biologic agents apportioned among these entities according to their market share in some government healthcare programs;
•an increase in the statutory minimum rebates a manufacturer must pay under the Medicaid Drug Rebate Program to 23% and 13% of the Average Manufacturer Price for most branded and generic drugs, respectively, and capped the total rebate amount for innovator drugs at 100% of the Average Manufacturer Price;
•a new Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
•extension of manufacturers’ Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations;
•expansion of eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals and by adding new mandatory eligibility categories for individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability;
•expansion of the entities eligible for discounts under the 340B Drug Discount Program;
•a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
•expansion of healthcare fraud and abuse laws, including the FCA and the Anti-Kickback Statute, new government investigative powers, and enhanced penalties for noncompliance;
•a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected;
•requirements to report certain financial arrangements with certain healthcare providers and teaching hospitals;
•a requirement to annually report certain information regarding drug samples that manufacturers and distributors provide to physicians;
•establishment of a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending; and
•a licensure framework for follow on biologic products.

Since its enactment, there have been legal and political challenges to certain aspects of the ACA. By way of example, the Tax Cuts and Jobs Act of 2017 (“TCJA”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the ACA-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the ACA, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the ACA. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the ACA. In addition, there may be other efforts to challenge, repeal or replace the ACA. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is also unclear.
Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the ACA was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration's proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump's Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the United States District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.

Individual states in the United States have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Further, it is possible that additional governmental action is taken in response to COVID-19.

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
Additional Regulation
In addition to the foregoing, state and federal laws regarding safe working conditions, environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservancy and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.
Other Regulations
We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control, and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.
Human Capital Management
Employees
As of May 31, 2021, we had 68 full-time permanent employees, primarily in the United States. Of these employees, approximately 72% have advanced degrees including but not limited to Ph.D., M.D., M.B.A., and approximately 66% were engaged in research and development activities. More than half of our workforce, as well as our executive leadership, is comprised of women. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not had any work stoppages. We believe our relationship with our employees is good.
As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing and distribution. In addition, we also expect to hire additional personnel in order to sustain operations as a public company.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plan is to attract, retain, and motivate our employees, non-employee directors, and consultants through the granting of stock-based compensation and performance cash awards. Our cash bonus awards are based on Company and departmental progress toward key annual goals and employee performance.

Response to COVID-19
We are focused on protecting the health and safety of our employees.  With the emergence of the COVID-19 pandemic and in the best interest of the safety of our employees, we transitioned to a remote work model in March 2020 and our workforce continues to work remotely. We are supporting our employees through this transition by providing the necessary information technology and collaboration tools to ensure business continuity. Throughout the COVID-19 pandemic, we hired a considerable number of employees and effectively onboarded talent through the remote work environment. We gained significant experience in hiring, onboarding and operating under a remote work environment. This valuable experience has enabled us to enhance our recruitment strategies by targeting high-potential talent based primarily on technical capabilities, skills, experience level and cultural alignment, regardless of geographic location. We believe our access to a broader talent pool will continue to contribute to our effectiveness in working in a remote environment.
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

Item 1A. Risk Factors
Our business involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Annual Report, including our consolidated financial statements and the related notes appearing elsewhere in this Annual Report. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment.
Risks Related to Development, Regulatory Approval and Commercialization
Our success relies upon a singular product candidate, IMVT-1401, for which all clinical development by the Company has paused due to its presumed causation of elevated lipid levels in patients dosed with the drug. Unless we can determine a dosing regimen, target patient population, safety monitoring and risk management for IMVT-1401 in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.
In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some trial subjects treated with IMVT-1401. In our ASCEND GO-2 trial, lipid parameters were assessed at baseline, at week 12, and at week 20 following eight weeks off drug. Based on preliminary, unblinded data, median LDL cholesterol at week 12 was increased by approximately 12 mg/dL in the 255 mg dose group (corresponding to an increase from baseline of approximately 15%), by approximately 33 mg/dL in the 340 mg dose group (corresponding to an increase from baseline of approximately 37%), by approximately 62 mg/dL in the 680 mg dose group (corresponding to an increase from baseline of approximately 52%) and did not increase in the control group. The data analysis indicates a dose-dependent increase in lipids. Average HDL and triglyceride levels also increased but to a much lesser degree. We also observed correlated decreases in albumin levels and the rate and extent of albumin reductions were dose-dependent. Subjects receiving the 255 mg weekly dose(“QW”) experienced the smallest reductions in albumin through week 12, with a median reduction of about 16% from baseline, while subjects receiving the 340 mg or 680 mg QW dose experienced median reductions of albumin of 26% or 40%, respectively. At week 20, both lipids and albumin returned to baseline.
In our open label ASCEND WAIHA trial, only two subjects completed 12 weeks of dosing prior to the program-wide pause in dosing, with three additional subjects partially completing the dosing period. Pre-specified and post-hoc lipid test results from these five subjects were analyzed along with post-hoc lipid test results performed on frozen samples from ASCEND MG subjects (where available) and post-hoc lipid test results from our Phase 1 Injection Site study. LDL elevations observed in the ASCEND WAIHA and ASCEND MG subject populations and in healthy subjects in the Phase 1 Injection Site Study also appeared to be dose-dependent and were generally consistent in magnitude with the elevations observed in ASCEND GO-2 subjects.
No major adverse cardiovascular events have been reported to date in IMVT-1401 clinical trials.
In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts. Further, it is our intent to resume development across multiple indications for IMVT-1401. We are in the process of drafting multiple study protocols and updating our program-wide safety strategy for discussions with regulatory agencies. The elements of our development program will include extensive PK/PD modeling to select dosing regimens for IMVT-1401 which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL levels, particularly for clinical studies containing long-term treatment extensions. These protocols will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over an 8 to 12 week treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of IMVT-1401 will need to incorporate any unfavorable effects on lipid profiles. Discussions with regulatory agencies, including the FDA, are expected to commence during the second half of the calendar year 2021.

It is possible that no sufficient risk mitigation will be able to be agreed with regulatory authorities and that our development of IMVT-1401 will not continue. Even if we are able to continue clinical development of IMVT-1401 with such risk mitigations, any future approval and marketing would suffer from the risks of potential long-term lipid and albumin changes and potential impact of mitigating measures, including, among others, limited indication, monitoring, REMS, and other adverse labeling.
Our product candidate has caused and may cause adverse events (including but not limited to, elevated total cholesterol and LDL levels and reductions in albumin) or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.
Adverse events associated with our product candidate in our clinical trials could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours; as previously disclosed, lipid levels were not measured contemporaneously during these Phase 1, ASCEND MG and ASCEND GO-1 clinical trials of IMVT-1401. If an unacceptable frequency or severity of AEs or new safety signals are reported in our clinical trials for our product candidate, our ability to obtain regulatory approval for such product candidate may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidate or those from other companies targeting similar autoimmune indications could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete the trial, eventual labeling and risk management, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.
For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some trial subjects treated with IMVT-1401. Based on our program-wide data review, in our ASCEND GO-2 trial, data analysis indicates a dose-dependent increase in lipids and our ASCEND WAIHA initial preliminary data indicated a similar trend in lipid parameters as compared to those in the ASCEND GO-2 trial. We also observed a decrease in albumin levels and the rate and extent of albumin reductions were dose-dependent. We plan to progress discussions with regulatory authorities to align on the next steps in the continued development of IMVT-1401. These occurrences have harmed, and any reoccurrences may continue to harm, our business, financial condition and prospects.
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
Our product candidate is still in clinical development and will require extensive clinical testing before we are prepared to submit a BLA or other similar application for regulatory marketing approval. We cannot provide you any assurance that we will submit a BLA for regulatory approval for our product candidate within our projected timeframes or whether any such application will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for IMVT-1401; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar application. The FDA may also find that the benefits of IMVT-1401 in any of our target indications do not outweigh its risks, including the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.
Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation delaying the next stage of clinical development or submission of a BLA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit negative safety signals in later stage clinical trials that they did not exhibit in nonclinical or earlier-stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or the discontinuation of, advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of early nonclinical studies and clinical trials of IMVT-1401, some of which were not conducted by us, may not be predictive of the results of our planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results.
In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some trial subjects treated with IMVT-1401. If we fail to successfully complete our clinical trials of IMVT-1401 and demonstrate the efficacy and safety necessary to obtain regulatory approval to market IMVT-1401 our business, financial condition and business prospects would be harmed.
The commencement and completion of clinical trials may be delayed by several factors, including:
•failure to obtain regulatory authorization to commence a trial or reaching consensus with regulatory authorities regarding the design or implementation of our studies;
•unforeseen safety issues, or subjects experiencing severe or unexpected adverse events, or AEs;
•continuous safety issues, despite our program wide safety strategy to characterize the safety profile of IMVT-1401 in response to the previously reported change in albumin and lipids;
•occurrence of AEs in trials of the same class of agents conducted by other sponsors;
•lack of effectiveness during clinical trials;
•resolving any dosing issues or limitations, including those raised by the FDA or other regulatory authorities;
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
•premature discontinuation of study participants from clinical trials or missing data at a level that impacts study integrity;
•failure to manufacture or release sufficient quantities of our product candidate or placebo or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our and global quality standards, for use in clinical trials;
•inability to monitor patients adequately during or after treatment; or
•inappropriate unblinding of trial results.
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
Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, related to COVID-19, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, our ability to successfully complete prerequisite studies before enrolling certain patient populations. Our product candidate is focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts on the treatment of MG, TED and WAIHA with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. We are also pursuing a series of other indications.
Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401. While we completed an in-depth review of the preliminary data and updating our comprehensive strategy to address benefit/risk, it may be more difficult to recruit and retain patients for clinical trials in the future. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.
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
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our Phase 1 clinical trial of IMVT-1401 will be observed in any future clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings observed while clinical trials were underway and safety or efficacy observations in clinical trials. For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some trial subjects treated with IMVT-1401.
We plan to progress discussions with regulatory authorities, with the intent to continue development of IMVT-1401. For example, while the ASCEND GO-2 trial was terminated and the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive, further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of IMVT-1401. Based on these analyses, we are likely to design another Phase 2 trial in TED or another thyroid-related disease as our next study in this therapeutic area and initiate discussions with regulatory authorities before the end of the calendar year 2021. Our failure to successfully complete our clinical trials of IMVT-1401 and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market IMVT-1401 would significantly harm our business.
Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon our indication. Any delay in, or termination of, our clinical trials will delay the submission of a BLA to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidate, if approved, and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our expectations for differentiation or the effectiveness or safety of our product candidate. The FDA has substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we propose. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.
Interim, “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or “top-line” data from our clinical trials, which is based on a preliminary analysis of then-available top-line data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously published. As a result, top-line data should be viewed with caution until the final data are available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of shares of our common stock.

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
IMVT-1401 is a novel therapeutic antibody and its potential therapeutic benefit is unproven. While several FcRn inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting FcRn for the treatment of autoimmune diseases, and, as a result, the regulatory pathway for IMVT-1401 may present novel issues that could cause delays in development or approval. While results from early clinical trials of IMVT-1401 have shown meaningful reductions in IgG antibody levels in healthy volunteers, IMVT-1401 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for IMVT-1401 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although we and our licensing partner have evaluated IMVT-1401 nonclinical studies and in early-stage clinical trials, we have not yet advanced IMVT-1401 into a large-scale, pivotal clinical trial for any indication. Positive results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials of IMVT-1401. For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some trial subjects treated with IMVT-1401. In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts. We also plan to progress discussions with regulatory authorities to align on the next steps in the continued development of IMVT-1401, including ASCEND MG and ASCEND WAIHA trials. If expectations from our Phase 1 and Phase 2 clinical trials cannot be replicated, we may be unable to successfully develop, obtain regulatory approval for and commercialize IMVT-1401 for the treatment of MG, WAIHA and TED or any other autoimmune indication. As a result, our focus on exploring FcRn inhibition may fail to result in the identification of viable additional indications for IMVT-1401. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize IMVT-1401, raise capital, expand our business or continue our operations.
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
Securing marketing approvals requires the submission of extensive manufacturing, nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of our product candidate for the specified indications. We expect to rely on third-party CROs, consultants and our collaborators to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidate and generate product revenue.
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
We have licensed the right to develop, manufacture and commercialize IMVT-1401 in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize IMVT-1401 in geographies outside of our Licensed Territory. If an impact to the characterization of the safety profile occurs in studies conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA may delay, limit or deny approval of IMVT-1401 or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA approval for IMVT-1401 and a new and/or serious safety issue is identified in connection with clinical trials of IMVT-1401 conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA may withdraw their approval of the product or otherwise restrict our ability to market and sell IMVT-1401 or may require additional testing or evaluation. In addition, treating physicians may be less willing to administer our product candidate due to concerns over such AEs, which would limit our ability to commercialize IMVT-1401. In addition, issues may arise in connection with the manufacturing process for IMVT-1401 utilized by HanAll or any of its sublicensees or collaborators, which could affect our ability to obtain regulatory approval for, or commercialize, IMVT-1401.

We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications, and our operating results will suffer if we fail to compete effectively.
The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including MG, WAIHA and TED. We anticipate that, if we obtain regulatory approval of our product candidate, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidate may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidate, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidate based upon cost or convenience. Our product candidate, if approved, is expected to present a novel therapeutic approach for MG, TED and WAIHA and other targeted indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product, if approved, provide an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidate and contribute to downward pressure on the pricing of our product candidate, which could harm our business, financial condition, operating results and prospects.
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
We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin, or IVIg, is also routinely used for patients with MG. Eculizumab (marketed by Alexion Pharmaceuticals), an antibody inhibitor of the C5 protein, was recently approved in 2017 for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include zilucoplan (UCB), a peptide inhibitor of C5, inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, and Ravulizumab-cwvz (Alexion), an antibody inhibitor of the C5 protein, all of which are currently in Phase 3 trials.
Fostamatinib (Rigel Pharmaceuticals), a syk inhibitor, is currently in Phase 3 development for the treatment of WAIHA. A Phase 2 investigator-initiated study of ibrutinib (AbbVie), a BTK inhibitor, in steroid-refractory WAIHA is ongoing. Annexon Biosciences plans to initiate a Phase 2 trial for WAIHA in 2021 for ANX005, an antibody inhibitor of the C1q protein.
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

Due to varying regulatory requirements in certain foreign countries, there are many more products and procedures available for use to treat autoimmune diseases in some international markets than are approved for use in the United States. In certain international markets, there are also fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market their products. As a result, we expect to face more competition in these markets than in the United States.
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
Combination products are therapeutic and diagnostic products that combine drugs, devices, and/or biological products. Our IMVT-1401 pre-filled syringe product candidate and our auto-injector product candidate, would be considered a combination product that requires coordination within the FDA and in similar foreign regulatory agencies for review of its device and biologic components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidate due to uncertainties in the product development and approval process.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidate is safe and effective for its intended use. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of patient confidence in us or our products, among other negative consequences.
Quality management plays an essential role in contract manufacturing of drugs or drug products, conducting clinical trials, preventing defects, improving our product candidates and services and assuring the safety and efficacy of our product candidates. Our goal is to maintain a robust quality management program which includes the following broad pillars of quality:
•monitoring and assuring regulatory compliance for clinical trials, manufacturing and testing of GxP products;
•monitoring and providing oversight of all GxP suppliers (e.g., contract development manufacturing organizations and CROs);
•establishing and maintaining an integrated, robust quality management system for clinical, manufacturing, supply chain and distribution operations; and
•cultivating a proactive, preventative quality culture and employee and supplier training to ensure quality.
Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of potential future sales, which could have an adverse effect on our business, financial condition, and results of operations.

Even if we obtain regulatory approval for a product candidate, we will still face extensive ongoing quality and regulatory compliance requirements and our product may face future development and quality or regulatory compliance difficulties.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, AE reporting, storage, recordkeeping, conduct of potential post-market studies and post-market commitment and requirements, export, import, advertising and promotional activities for such product, among other things, by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning be included in the product labeling, which could limit sales of the product. Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the United States and other comparable regulations in foreign jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, U.S. Department of Justice, State Attorneys General and other foreign regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
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
•requirement of a REMS or additional risk management plans (or equivalent outside the United States);
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
In the United States, orphan drug designation entitles a sponsor to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a BLA, to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective, or makes a major contribution to patient care. In the E.U., orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval in respect of the approved therapeutic indication if the designation is maintained at the time of granting the E.U. product approval. The 10-year market exclusivity can be extended to 12 years under the E.U. pediatric regulation if the studies contained in an agreed pediatric investigation plan are completed with the data submitted for regulatory review as part of the compliance check. This period of exclusivity may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Although we intend to seek orphan drug designation for IMVT-1401 from the FDA and the EMA's Committee for Orphan Medicinal Products, we may never receive such designation. Moreover, obtaining orphan drug designation for IMVT-1401 for the treatment of MG, WAIHA or TED does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain orphan drug designation for IMVT-1401 from the FDA or the EMA’s Committee for Orphan Medicinal Products, we may not be the first to obtain marketing approval for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of IMVT-1401 could be blocked for seven years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the United States or in the E.U., they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or the EMA’s Committee for Orphan Medicinal Products later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any advantage in, or shorten the duration of, the development or FDA or other regulatory agency review and approval process.
If we obtain approval to commercialize our product outside of the United States, a variety of risks associated with international operations could adversely affect our business.
If our product candidate is approved for commercialization outside of the United States, we expect that we will be subject to additional risks related to entering into international business relationships, including:
•different post-approval regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
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
•the federal criminal and civil false claims laws, including the FCA, through civil whistleblower or “qui tam” actions, and the Civil Monetary Penalties Law, which impose criminal and civil penalties against individuals or entities for, among other things, causing false or fraudulent claims to be presented, for payment to the federal government;
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services, or CMS, information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments or other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and related legislation, or collectively, the Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced a new “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a new Medicare Part D coverage gap discount program, in which manufacturers currently must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (7) created a licensure framework for follow-on biologic products; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017, or TCJA, was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate is a critical and inseverable feature of the Affordable Care Act, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the Affordable Care Act are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit ruled that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the Affordable Care Act are invalid as well. The U.S. Supreme Court is currently reviewing the case, although it is unknown when a decision will be made or how the Supreme Court will rule. Although the U.S. Supreme Court has not yet ruled on the constitutionality of the Affordable Care Act, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is unclear how the U.S. Supreme Court ruling, other such litigation and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.
Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2030 unless additional Congressional action is taken. These Medicare sequester reductions will be suspended from May 1, 2020 through December 31, 2021 due to the COVID-19 pandemic. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the former Trump administration proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the U.S. District Court in Northern California issued a nationwide preliminary injunction against implementation of the interim final rule. However, it is unclear whether the Biden administration will work to reverse these measures or pursue similar policy initiatives.
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
Risks Related to Our Business, Financial Position and Capital Requirements
Our business is heavily dependent on the successful development, regulatory approval and commercialization of our sole product candidate, IMVT-1401.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of IMVT-1401. Accordingly, our business currently depends heavily on the successful completion of our clinical trials for IMVT-1401 and subsequent regulatory approval and commercialization of this product candidate. Delays or failures in the clinical trials for IMVT-1401, for example due to the voluntary pause of our clinical trials announced in February 2021 and resulting inconclusive study results, have and could in the future significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

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
In addition, if our product candidate encounters safety or efficacy problems, such as the observed lipid findings from our clinical trials of IMVT-1401, developmental delays, regulatory issues, supply issues, or other problems in one of our target indications, our development plans for our product candidate could be significantly harmed in other indications, which would have a material adverse effect on our business. Further, competitors who are developing product candidates in the autoimmune disease field, including IgG-mediated autoimmune indications, or that target the same indications or use the same mechanism of action as us, may experience problems with their product candidates that could suggest problems with our product candidate that would potentially harm our business.
Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including the ongoing COVID-19 pandemic, on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, shippers and others.
Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions have imposed, or in the future may impose or re-impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19. Our headquarters is located in New York City, we have business operations in North Carolina, and our contract manufacturers are located in the United States and in South Korea. At present, we have implemented work-from-home policies for all employees. The effects of our work-from-home policy, including any plans to return to the office, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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
If our relationships with our suppliers or other vendors are terminated or scaled back as a result of the COVID-19 pandemic or other health epidemics, we may not be able to enter into arrangements with alternative suppliers or vendors or do so on commercially reasonable terms or in a timely manner. Switching or adding additional suppliers or vendors involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new supplier or vendor commences work. As a result, delays generally occur, which could adversely impact our ability to meet our desired clinical development and any future commercialization timelines. Although we strive to carefully manage our relationships with our suppliers and vendors, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects. See “Risks Related to Our Dependence on Third Parties.”

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
The spread and duration of COVID-19 has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The trading prices for our common stock and other biopharmaceutical companies have, at times, been highly volatile as a result of the COVID-19 pandemic. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital, which could in the future negatively affect our liquidity.
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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $107.4 million and $66.4 million for the fiscal years ended March 31, 2021 and 2020, respectively. As of March 31, 2021, we had an accumulated deficit of $198.7 million.
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

We will require additional capital to complete the development and potential commercialization of IMVT-1401, such as costs associated with conducting a program-wide data review and developing a program-wide integrated safety strategy. Because the length of time and activities associated with successful development of our product candidate are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide resulting from the ongoing COVID-19 pandemic. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the timing, progress, costs and results of our clinical trials for IMVT-1401;
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

We may have difficulties identifying, hiring and integrating new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors, including training additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of IMVT-1401 and any future product candidate. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize IMVT-1401 or any future product candidate and compete effectively will partly depend on our ability to effectively manage any future growth.
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

We are subject to stringent and changing privacy and data security laws, contractual obligations, self-regulatory schemes, government regulation, and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, disrupt our clinical trials, or otherwise adversely affect our business.
We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad (“Process” or “Processing”) necessary to operate our business, for legal and marketing purposes, and for other business-related purposes.
There are numerous federal, state, local, and foreign laws, regulations, and guidance regarding privacy, information security and Processing (“Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (defined below).
For example, U.S. states have increasingly begun to introduce comprehensive privacy legislation. The California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The potential effects of the CCPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing, and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements. The CCPA will be expanded substantially on January 1, 2023, when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16, and establish a new California Privacy Protection Agency to implement and enforce the new law. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action, and other liabilities.
We also expect that there will continue to be new or amended laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EU. The GDPR imposes more stringent data protection requirements and requires us to give more detailed disclosures about how we collect, use and share personal information; contractually commit to data protection measures in our contracts with clients; maintain adequate data security measures; notify regulators and affected individuals of certain data breaches; meet extensive privacy governance and documentation requirements; and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The GDPR provides greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation, restrictions on data processing, and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services or conduct clinical trials in the EU. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our customers, partners, and vendors in complying with the GDPR, or complying with the GDPR ourselves, may cause us to incur substantial operational costs or require us to change our business practices.

In addition, it is unclear whether the transfer of personal information from the EU to the United Kingdom (“U.K.”) will continue to remain lawful under the GDPR in light of Brexit. Pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. However, unless the E.U. Commission makes an adequacy finding with respect to the U.K. before the end of that period, the U.K. will be considered a “third country” under the GDPR and transfers of European personal information to the U.K. will require an adequacy mechanism to render such transfers lawful under the GDPR. Additionally, although U.K. privacy, data protection and data security law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.
In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union (the “Schrems II” ruling), however, has invalidated the EU-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the Privacy Shield, can lawfully be used for personal information transfers from Europe to the United States or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The United Kingdom, whose data protection laws are similar to those of the European Union, may similarly determine that the EU-U.S. Privacy Shield is not a valid mechanism for lawfully transferring personal information from the UK to the United States. The European Commission recently proposed updates to the SCCs, and additional regulatory guidance has been released that seeks to impose additional obligations on companies seeking to rely on the SCCs. Given that, at present, there are few, if any, viable alternatives to the EU-U.S. Privacy Shield and the SCCs, any transfers by us or our vendors of personal data from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of EU personal data outside of the EU (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.
We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications and frameworks (“Privacy Policies”), and contractual obligations to third parties related to privacy, information security and Processing (“Data Protection Obligations”), including without limitation, operating rules and standards imposed by industry organizations.
Data Protection Laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future. We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations to the extent possible, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners, or vendors do not comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations.
If we, our vendors, or business partners fail, or are perceived to have failed, to address or comply with applicable Data Protection Laws, Privacy Policies, and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair, or misrepresentative of our actual practices, it could: increase our compliance and operational costs; expose us to regulatory scrutiny, actions, fines and penalties; result in reputational harm; lead to a loss of customers; reduce the use of our products; interrupt or stop clinical trials; result in litigation and liability; result in an inability to process personal data or to operate in certain jurisdictions; cause a material adverse effect on our business operations or financial results; or otherwise result in a material adverse effect on our business.
With applicable Data Protection Laws, Privacy Policies and Data Protection Obligations imposing complex and burdensome obligations, and with substantial uncertainty over the interpretation and application of these requirements, we have faced and may face additional challenges in addressing and complying with these obligations and making necessary changes to our Privacy Policies and practices, and may incur material costs and expenses in an effort to do so, any of which could materially adversely affect our business operations and financial results, and may limit the adoption and use of, and reduce the overall demand for, our products, which could have an adverse impact on our business.

We may in the future receive inquiries or be subject to investigations, proceedings or actions, by various government entities regarding our privacy and information security practices and Processing (“Regulatory Proceedings”). These Regulatory Proceedings could result in a material adverse effect on our business, including without limitation, interruptions of or require changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business (See Part I, Item 3 “Legal Proceedings” for additional information). We may in the future face litigation regarding our privacy and information security practices and Processing, including without limitation, class action litigation, which could result in a material adverse effect on our business.
If our security measures are compromised now, or in the future, or the security, confidentiality, integrity or availability of, our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse effect on our business, including without limitation, a material interruption to our operations, harm to our reputation, significant fines, penalties and liability, breach or triggering of Data Protection Laws, Privacy Policies and Data Protection Obligations, or material disruption of our clinical trials or other business activity.
In the ordinary course of our business, we collect, process, and store proprietary, confidential, and sensitive information, including personal information (including health information), intellectual property, trade secrets, and proprietary business information owned or controlled by ourselves or other parties (“Sensitive Information.”)
We may use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf, such as RSL and its affiliates, our CROs, and other contractors. We may also share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in, any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of, or inadvertent exposure or disclosure of, Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (collectively a “Security Breach”), it may result in a material adverse effect on our business, including without limitation, disruptions of our drug development programs, delays in our regulatory approval efforts, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity, and financial loss.
Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, denial-of-service attacks (such as credential stuffing), and ransomware attacks, sophisticated nation-state and nation-state supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. Moreover, security incidents can result in the diversion of funds, and interruptions, delays, or outages in our operations and services, including due to ransomware attacks, which have increased in frequency and severity.
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations (including our clinical trial activities) or information technology in an effort to protect against Security Breaches and to mitigate, detect, and remediate actual and potential vulnerabilities. Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties, will be effective in protecting against all Security Breaches and material adverse effects on our business that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure, or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent threats or techniques used to detect or exploit vulnerabilities in our (or our service providers, partners or other relevant third parties’) information technology, services, communications or software, or cause Security Breaches, because such threats and techniques change frequently, are often sophisticated in nature, and may not be detected until after an incident has occurred. In addition, security researchers and other individuals have in the past and will continue in the future to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities.
Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to notify relevant stakeholders of Security Breaches, including affected individuals, customers, regulators and credit reporting agencies. Such disclosures are costly, and the disclosures or the failure to comply with such requirements, could lead to material adverse effects on our business, including without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with Applicable Data Protection Laws, Privacy Policies or Data Protection Obligations related to information security or Security Breaches.
Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or material adverse effects on our business arising out of our privacy and security practices, Processing or Security Breaches we may experience, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage, or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
The use of IMVT-1401 and any future product candidate in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies, government authorities or others taking or otherwise coming into contact with any approved products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:
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

Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical supplies and commercial supplies of our product candidate. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production, or our quality management program fails to detect quality issues at our third-party manufacturers, that may delay or prevent our ability to obtain marketing approval or commercialize our product candidates, after approval.
We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Third-party vendors may be difficult to identify for our product candidate process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. Any significant delay in the supply of a product candidate, or the raw material components thereof, or in placebo controls for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of IMVT-1401 or any future product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for any product candidate, the commercial launch of such product candidate would be delayed or there would be a shortage in supply, due to COVID-19 or otherwise, which would impair our ability to generate revenue from the sale of such product candidate. In addition, IMVT-1401 is a biologic and requires processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Our future success depends on our ability to maintain and continuously improve our quality management program to monitor the manufacturing processes used by third-party manufacturers and our reliance on third-party manufacturers does not relieve us of our regulatory responsibilities. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process, which may not be detectable by us in a timely manner, could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims and insufficient inventory. A quality or safety issue emanating from manufacturing failures may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.
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
We are reliant on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements, or our quality management program fails to detect such events in a timely manner, it may harm our business.
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
We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA, and are also required by the competent authorities of the member states of the European Economic Area and other comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for any of our product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities. Therefore, the success of our clinical trials depends on our ability to maintain and continuously improve our quality management program to monitor our CROs' compliance with applicable regulations. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies. Further, our or our CROs’ inability to address a quality or safety issue may result in, among others, adverse inspection reports, warning letters, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

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
As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause IMVT-1401 or any future product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval or similar. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of IMVT-1401 or any future product candidate or jeopardize our ability to commence sales and generate revenue.
Risks Related to Our Intellectual Property
Our product candidate for which we intend to seek approval as biologic products may face competition sooner than anticipated.
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

We believe that our product candidate, IMVT-1401, as a biological product, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, or that the FDA will not consider our product candidate to be a reference product for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.
If we are unable to obtain and maintain patent protection for IMVT-1401 or any future product candidates, or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to IMVT-1401 and any future product candidates. We seek to protect our proprietary position by filing patent applications in the United States and abroad related to our current and future drug development programs and product candidates, successfully defending our intellectual property rights against third-party challenges and successfully enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
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
The patent applications that we in-license in the United States or in other foreign countries may fail to result in issued patents with claims that protect our product candidates or result in patents that are narrowed, invalidated or held unenforceable following challenge in certain jurisdictions. We cannot guarantee any current or future patents will provide us with any meaningful protection or competitive advantage. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent. The examination process may require us to narrow our claims, which may limit the scope of any patent protection we obtain. Even if patents do successfully issue based on our patent applications, and even if such patents cover our product candidates, uses of our product candidates or other aspects related to our product candidates, third parties may challenge their validity, ownership, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates, if approved, and technologies. Other companies may also design around our patents. Third parties may have blocking patents that could prevent us from marketing our product candidates, if approved, or practicing our own patented technology. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate while under patent protection could be reduced. If any of our patents expire or are challenged, invalidated, circumvented or otherwise limited by third parties prior to the commercialization of our product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our product candidates, competitors and other third parties could market products that are substantially similar to ours and our business would suffer.

If the patent applications we hold or have in-licensed with respect to our development programs and product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidate, IMVT-1401, it could dissuade companies from collaborating with us to develop our product candidate and threaten our ability to commercialize future drugs. Any such outcome could have an adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications.
The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal, scientific and factual questions, and has in recent years been the subject of much litigation. The standards that the U.S. Patent and Trademark Office (USPTO) and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.
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
Filing, prosecuting and defending patents on any of our product candidates in all countries throughout the world would be prohibitively expensive, and even in countries where we have sought protection for our intellectual property, such protection may be less extensive than that provided in the United States. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect patent rights to the same extent as federal laws in the United States. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing products made using our inventions in certain jurisdictions. Competitors may exploit our inventions in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection, but where enforcement is not as strong as that in the United States. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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
Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. The patent family directed to the composition of matter of IMVT-1401 has a natural projected expiration date in 2035 in the United States and in foreign jurisdictions. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are not able to obtain patent term extension in the United States under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for IMVT-1401 or other product candidates that we may identify, our business may be harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property rights in the United States and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. Depending upon the timing, duration and specifics of FDA marketing approval of IMVT-1401 or other product candidates that we may identify, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA premarket regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval, and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries, including the E.U., upon regulatory approval of our product candidates, based on similar legislation. Nevertheless, we may not be granted patent term extension either in the United States or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.
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

If we fail to comply with our obligations under any license, collaboration or other agreements, including the HanAll Agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidate.
We have licensed certain intellectual property rights, including certain intellectual property rights covering our product candidate, IMVT-1401, from HanAll. We are heavily dependent on the HanAll Agreement for the development, manufacture and commercialization of our product candidate, IMVT-1401. If, for any reason, our licenses under the HanAll Agreement are terminated or we otherwise lose those rights, it could adversely affect our business. The HanAll Agreement imposes, and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and HanAll, as the licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology, or having to negotiate new or reinstated licenses on less favorable terms, or enable a competitor to gain access to the licensed technology.
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
In addition, the agreement under which we currently license intellectual property or technology from HanAll is complex, and certain provisions in the agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology, or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have a material adverse effect on our business, financial condition, results of operations, and prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize such affected product candidate, which could have a material adverse effect on our business, financial conditions, results of operations, and prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and fee payment during the life of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market earlier than anticipated, which would have an adverse effect on our business.
We may need to license intellectual property from third parties, and such licenses may not be available or may not be available on commercially reasonable terms.
A third party may hold intellectual property, including patent rights that are important or necessary to the development of any of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize IMVT-1401 or any future product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms. Our business would be harmed if we are not able to obtain such a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology.
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
Third-party claims or litigation alleging infringement of patents or other proprietary rights, or seeking to invalidate patents or other proprietary rights, may delay or prevent the development and commercialization of our product candidates.
Our commercial success depends in part on our ability to operate while avoiding infringement and other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell, if approved, any of our product candidates. Numerous United States and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.

There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of any of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent was to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize any of our product candidates. Defending these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of a product candidate. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize a product candidate, which could harm our business significantly. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.
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
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market any of our product candidates, if approved. We may incorrectly determine that our product candidate is not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidate or any future product candidates, if approved.
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
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives, or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For patents and patent applications that we may in-license, we may have a limited right or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on IMVT-1401 or any future product candidates. Such a loss of patent protection could harm our business.
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
Changes in United States patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
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
If we are unable to protect the confidentiality of our trade secrets and other proprietary information, including as a result of our reliance on third parties, our business and competitive position could be harmed.
In addition to seeking patents for our product candidates, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. Despite these efforts and the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information due to our reliance on third parties, increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.

Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Further, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how, and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets or other proprietary information were to be disclosed to or independently developed by a competitor, our competitive position could be harmed.
We may be subject to claims that our licensors, employees, consultants, independent contractors or we have wrongfully used or disclosed confidential information of their former employers or other third parties.
We do and may employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our licensors, competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, consultants, collaborators, independent contractors and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us and to not use the know-how or confidential information of their former employer or other third parties, we may be subject to claims that we or our employees, consultants, collaborators or independent contractors have inadvertently or otherwise used or disclosed know-how or confidential information of their former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could result in customers seeking other sources for the technology, or in ceasing from doing business with us. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or a product candidate. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.
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
If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable personnel or intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to any of our product candidates. Even if we and our licensors are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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
Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such granted patent. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus challenged, or may lose the allowed or granted claims altogether.
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
As of May 28, 2021, RSL beneficially owned approximately 57.5% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. For example, in March 2021, RSL announced its intent to propose a potential transaction with us pursuant to which RSL or its affiliate would acquire all of our issued and outstanding shares of common stock not currently held by RSL. Our board of directors has formed a special committee that consists of independent directors to evaluate and negotiate any such proposal, if received, and has engaged Centerview Partners as its financial advisor, and Wachtell, Lipton, Rosen & Katz as its legal advisor. While no assurances can be given that RSL will make such proposal or that any transaction with us will be consummated, RSL continues to exercise significant control over our decisions and may, in the future, engage in similar discussions with us. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. RSL recently entered into a business combination agreement with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, pursuant to which RSL would become a publicly-traded corporation if such transaction is completed. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
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
The market price of shares of our common stock has been and is likely to be highly volatile, and you may lose some or all of your investment.
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
In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, we currently have one such putative class-action complaint brought against us. We could incur substantial costs defending this or similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including very recently in connection with the ongoing COVID-19 pandemic, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions and other adverse effects or developments relating to the ongoing COVID-19 pandemic, political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.
We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, in February 2021, a securities class action complaint was filed against us, certain of our officers and a board member of HSAC. The case is still pending. This or any future securities litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities. See Part I, Item 3. Legal Proceedings for more information.

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

We will continue to incur increased costs as a result of operating as a public company, and our management will continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly since we are now a large accelerated filer and are no longer a smaller reporting company after March 31, 2021. The Sarbanes-Oxley Act of 2002, or the Sarbanes Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.
As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.
Pursuant to Section 404 of the Sarbanes Oxley Act, or Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404.
If we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline, and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.
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
We could add new facilities or expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings
From time to time, we may become involved in legal or regulatory proceedings arising in the ordinary course of our business. We do not currently, however, expect such legal proceedings to have a material adverse effect on our business, operating results or financial condition. However, depending on the nature and timing of a given dispute, an unfavorable resolution could materially affect our current or future results of operations or cash flows.
For a description of our legal proceedings, see Part II, Item 8. Financial Statements and Supplementary Data, Note 12 - Commitments and Contingencies for more information.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information
Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “IMVT”.

Holders of Record
Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on May 28, 2021, we had five holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations, and cash flows together with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on March 31.
Prior to December 18, 2019, we were known as Health Sciences Acquisitions Corporation. On December 18, 2019, we completed the Business Combination with Immunovant Sciences Ltd., a private company. For accounting purposes, Health Sciences Acquisitions Corporation was deemed to be the acquired entity.
Overview
We are a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. We are developing a novel, fully human monoclonal antibody, IMVT-1401 (formerly referred to as RVT-1401), that selectively binds to and inhibits the neonatal fragment crystallizable receptor (“FcRn”). IMVT-1401 is the product of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd., to design a highly potent anti-FcRn antibody optimized for subcutaneous delivery. Our product candidate has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, IMVT-1401 has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe IMVT-1401 has the potential for broad application in these disease areas. We intend to develop IMVT-1401 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

We are developing IMVT-1401 as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule as discussed below. As a result of our rational design, we believe that IMVT-1401, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases, (e.g., MG, WAIHA and TED, Idiopathic Thrombocytopenic Purpura, Pemphigus Vulgaris, Chronic Inflammatory Demyelinating Polyneuropathy, Bullous Pemphigoid, Neuromyelitis Optica, Pemphigus Foliaceus, Guillain-Barré Syndrome and PLA2R+ Membranous Nephropathy). In 2020, these diseases had an aggregate prevalence of approximately 278,000 patients in the United States and 480,000 patients in Europe. To the extent we choose to develop IMVT-1401 for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. However, we have not yet obtained such designation for any of our target indications, and there is no certainty that we will obtain such designation, or maintain the benefits associated with such designation if we do obtain it.

We are developing IMVT-1401 as a fixed-dose subcutaneous injection, and have focused our initial development efforts on the treatment of MG, WAIHA and TED. We are also pursuing a series of other indications. MG is an autoimmune disease associated with muscle weakness. In August 2020, we reported top-line results from an interim analysis of 15 participants in our ASCEND MG trial, a multi-center, randomized, placebo-controlled Phase 2a clinical trial designed to evaluate the safety, tolerability, pharmacodynamics and efficacy of IMVT-1401 in patients with moderate-to-severe MG. After the interim analysis, two additional participants enrolled and were randomized. The trial is now completed. See “Current Status of our Clinical Trials” below for further discussion.

WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells. In August 2020, we initiated dosing for ASCEND WAIHA, our Phase 2, open-label, sequential, two cohort clinical trial in patients with WAIHA. In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401. Because the ASCEND WAIHA trial is an open label trial, the pause did not necessitate study termination but rather a suspension. See “Recent Developments in Our Clinical Programs” below for further discussion.

TED is an autoimmune inflammatory disorder that affects the muscles and other tissues around the eyes, which can be sight-threatening. In March 2020, we announced initial results from our ASCEND GO-1 trial, a Phase 2a open-label single-arm clinical trial in Canada in seven patients with TED. This trial is now completed. In October 2019, we initiated dosing in our ASCEND GO-2 trial, a randomized, masked, placebo-controlled Phase 2b clinical trial in patients with moderate-to-severe active TED with confirmed autoantibodies to thyroid-stimulating hormone receptor (“TSHR”). In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401. Because the pause led to unblinding ASCEND GO-2, this trial was terminated after the last patient completed the withdrawal visit and the follow-up visit. See “Recent Developments in Our Clinical Programs” below for further discussion.

We were incorporated in July 2018 and we have been primarily engaged in preparing for and conducting clinical trials for our product candidate, IMVT-1401. To date, we have not generated any revenue and have generated significant operating losses since our inception. As of March 31, 2021 and 2020, we had an accumulated deficit of $198.7 million and $91.2 million, respectively. For the years ended March 31, 2021 and 2020, we recorded net losses of $107.4 million and $66.4 million, respectively.

Recent Developments in Our Clinical Programs
In February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and low-density lipoprotein (“LDL”) levels observed in some trial subjects treated with IMVT-1401. We have informed regulatory authorities and trial subjects and investigators of this voluntary pause of dosing in our studies that were ongoing at that time, ASCEND GO-2, our Phase 2b trial in Thyroid Eye Disease and ASCEND WAIHA, our Phase 2 trial in Warm Autoimmune Hemolytic Anemia.

In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts.

In our ASCEND GO-2 trial, lipid parameters were assessed at baseline, at week 12, and at week 20 following eight weeks off drug. Based on preliminary, unblinded data, median LDL cholesterol at week 12 was increased by approximately 12 mg/dL in the 255 mg dose group (corresponding to an increase from baseline of approximately 15%), by approximately 33 mg/dL in the 340 mg dose group (corresponding to an increase from baseline of approximately 37%), by approximately 62 mg/dL in the 680 mg dose group (corresponding to an increase from baseline of approximately 52%) and did not increase in the control group. The data analysis indicates a dose-dependent increase in lipids. Average high-density lipoprotein (“HDL”) and triglyceride levels also increased but to a much lesser degree. We also observed correlated decreases in albumin levels and the rate and extent of albumin reductions were dose-dependent. Subjects receiving the 255 mg weekly dose (“QW”) experienced the smallest reductions in albumin through week 12, with a median reduction of about 16% from baseline, while subjects receiving the 340 mg or 680 mg QW dose experienced median reductions of albumin of 26% or 40%, respectively. At week 20, both lipids and albumin returned to baseline.

In our open label ASCEND WAIHA trial, only two subjects completed 12 weeks of dosing prior to the program-wide pause in dosing, with three additional subjects partially completing the dosing period. Pre-specified and post-hoc lipid test results from these five subjects were analyzed along with post-hoc lipid test results performed on frozen samples from ASCEND MG subjects (where available) and post-hoc lipid test results from our Phase 1 Injection Site study. LDL elevations observed in the ASCEND WAIHA and ASCEND MG subject populations and in healthy subjects in the Phase 1 Injection Site Study also appeared to be dose-dependent and were generally consistent in magnitude with the elevations observed in ASCEND GO-2 subjects.

No major adverse cardiovascular events have been reported to date in IMVT-1401 clinical trials.

Integrated Safety Assessment and Regulatory Interactions
It is our intent to resume development across multiple indications for IMVT-1401. We are in the process of drafting multiple study protocols and updating our program-wide safety strategy for discussions with regulatory agencies. The elements of our development program will include extensive pharmacokinetic (“PK”) and pharmacodynamic (“PD”) modeling to select dosing regimens for IMVT-1401 which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL levels, particularly for clinical studies containing long-term treatment extensions. These protocols will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over an 8 to 12 week treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of IMVT-1401 will need to incorporate any unfavorable effects on lipid profiles. Discussions with regulatory agencies, including the FDA, are expected to commence during the second half of the calendar year 2021.

Current Status of Our Clinical Trials
Before the voluntary pause of dosing, we had a favorable end of Phase 2 meeting with the FDA on the design of our Phase 3 registrational program in MG and we were planning on advancing our clinical trials for this indication. Based on our integrated safety analysis, we plan to meet with the FDA to propose further development to evaluate additional dosing levels and regimens as well as to include additional safety monitoring and considerations such as lipid and albumin monitoring and incorporating an independent safety monitoring committee. Contingent upon FDA feedback, we plan to initiate a pivotal study in MG late in the calendar year 2021 or early part of the calendar year 2022.
Our ASCEND WAIHA trial is an open label trial and we are planning on advancing our clinical trials for this indication. During the fall of 2021, we plan to commence discussions with the FDA on re-initiating this study, incorporating additional safety considerations and risk management as well as additional dosing regimens. We anticipate re-initiating this study based on a favorable outcome from these meetings late in the calendar year 2021 or early part of the calendar year 2022.
Our voluntary pause in dosing led to unblinding of the ASCEND GO-2 trial and this trial was terminated after the last patient completed the withdrawal visit and the follow-up visit. Treatment with IMVT-1401 reduced both IgG and disease specific pathogenic IgG over the 12-week treatment period. However, the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive. The primary endpoint of the proportion of proptosis responders was not met, and although not tested statistically, post hoc evaluation of other endpoints measured (CAS and diplopia scores) indicated the desired magnitude of treatment effect likely would not have been achieved. However, levels of IgG were reduced across IMVT-1401 dosing groups, and analysis of the receptor occupancy data suggest binding of IMVT-1401 to the Fc receptor. Additional exploratory work on other disease biomarkers is under evaluation. Further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of IMVT-1401. Based on these analyses, we are likely to design another Phase 2 trial in TED or another thyroid-related disease as our next study in this therapeutic area and initiate discussions with regulatory authorities before the end of the calendar year 2021.
Pharmacokinetics (PK) and Pharmacodynamics (PD)
The PK and PD (including serum concentrations of total IgG, albumin, and lipids) of IMVT-1401 were evaluated in healthy subjects in our Phase 1 clinical trial and Phase 1 Injection Site Study, and in patients with MG, TED and WAIHA in our ASCEND MG, ASCEND GO-1, ASCEND GO-2 and ASCEND WAIHA trials. Over the course of development, we have made significant progress in understanding the PK profiles, PD responses, and PK/PD relationships for IMVT-1401. In addition, we have established preliminary population PK and population PK/PD models using pooled data from all clinical studies to better understand and predict the PK and PD properties associated with various treatment regimens across different populations.
To date, single doses of IMVT-1401 ranged from 100 mg to 1530 mg IV and 1.5 mg/kg to 765 mg and were administered by subcutaneous injections (“SC”) to healthy subjects. Multiple doses of 255 mg, 340 mg, and 680 mg SC QW have been studied in healthy subjects (up to 4 weeks of dosing) and patients with TED, MG, or WAIHA (up to 12 weeks of dosing). Based on preliminary data from our ASCEND GO-2 trial in TED, drug concentrations achieved after 680 mg SC QW resided predominantly in the linear elimination phase of the PK profile and were estimated to maintain target saturation during the dosing intervals in most subjects. The mean maximal reduction of total IgG achieved with maximal target engagement was approximately 80% and was achieved after 7 weeks of dosing. Drug concentrations achieved with 255 mg or 340 mg SC QW did not maintain target saturation throughout the dosing intervals in the majority of subjects; total IgG levels continued to decrease and were reduced by median Emax of approximately 62% and 69%, respectively, at the end of the 12-week dosing period. The shoulder region of the dose-response curve for reduction in total IgG was covered and observed. Within the dose range studied, the rate and extent of albumin reductions and lipid elevations were dose-dependent across different populations. Over a 12-week dosing period, median Emax of albumin reductions were approximately 16%, 26%, 40% and median increases in LDL were approximately 15%, 37% and 52% for the 255 mg, 340 mg and 680 mg SC QW doses, respectively. The lipid elevations were highly correlated with albumin reductions. Unlike the PK/PD relationship for total IgG, the shoulder region of the dose-response curves for reduction in albumin and increases in LDL were not clearly observed. Total IgG, albumin, and lipids levels returned to baseline within eight weeks after the last dose of a 12-week treatment.
Comprehensive understanding of the PK and PD characteristics of IMVT-1401 has enabled creation of robust mathematical models to support the selection of future dosing regimens. The discordance between the PK/PD response relationship for IgG and that of albumin or LDL suggests options for dosing regimens that provide potentially effective reductions in total IgG (and pathologic autoantibodies) while minimizing effects on albumin and LDL levels. Optimized dosing regimens, if shown to be effective, could improve the risk/benefit profile of IMVT-1401 while the ease of administration of our current formulation could enhance the overall patient experience.

Potential New Indications
We continue to evaluate potential new indications for IMVT-1401 by considering a number of factors including, but not limited to, degree of unmet need, degree of potential benefit offered by the treatment, safety-related parameters, target patient population size, likely duration of dosing and commercial potential.
We have identified many attractive first-in-class indications with high unmet need and scientific rationale for anti-FcRn therapy. In our studies to date, we learned that IMVT-1401 has the potential to be more effective than we expected at providing therapeutic relief for patients across a broad range of indications. We also believe that certain indications with existing anti-FcRn programs also offer a significant opportunity to provide unique patient benefit and therefore a strong commercial opportunity. Accordingly, we plan to announce two new indications and submit INDs and our trial designs to the FDA over the next 12 months. For competitive reasons, we will likely announce these indications only after we have agreement with the FDA that we may proceed with a planned protocol. We believe that one or two of these new indications will involve a new phase 2 program whereas one of our new indications can begin with a pivotal study in 2022.
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
In the conduct of our business activities, we continue to take actions designed to protect the safety and well-being of our clinical trial participants and employees. For participants already enrolled in our clinical trials, we are working closely with clinical trial investigators and site staff to observe government and institutional guidelines designed to safeguard the health and safety of patients, clinical trial investigators and site staff. Our very experienced clinical development team has successfully maintained robust communication with our sites. We have also been working with our partners to ensure that backup services are in place, which has enabled some virtual visits to replace in-person visits.
We have not experienced material financial impacts as a result of COVID-19 pandemic. However, the impact of COVID-19 on our future results will largely depend on future developments related to COVID-19, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration and spread of the outbreak, the continuing impact of the pandemic on our enrolling clinical sites, financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report on Form 10-K.
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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. Since the acquisition of IMVT-1401, we, along with RSL, have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company for further research or development of the technology for the years ended March 31, 2021 and 2020.
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
Financial Operations Overview
Revenue
We have not generated any revenue and have incurred significant operating losses since inception, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize IMVT-1401 or any future product candidates. Our ability to generate revenue sufficient to achieve profitability will depend completely on the successful development and eventual commercialization of IMVT-1401 and any future product candidates.

Research and Development Expenses
We have been primarily engaged in preparing for and conducting clinical trials. Research and development expenses include program-specific costs, as well as unallocated costs.
Program-specific costs include direct third-party costs, which include expenses incurred under agreements with contract research organizations and the cost of consultants who assist with the development of the Company’s product candidate on a program-specific basis, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidate.
Unallocated costs include:
•Costs related to contract manufacturing operations including manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies;
•personnel-related expenses for research and development personnel, which includes employee-related expenses such as salaries, benefits and other staff-related costs;
•stock-based compensation expenses for research and development personnel;
•payments upon the achievement of certain development and regulatory milestones under the HanAll Agreement;
•costs allocated to us under our services agreements with RSI and RSG (the “Services Agreements”); and
•other expenses, which include the cost of consultants who assist with our research and development, but are not allocated to a specific program.
Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly over the next several years as we increase personnel and compensation costs, commence additional clinical trials for IMVT-1401 and prepare to seek regulatory approval for our product candidate. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.
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
•the potential impact of the ongoing COVID-19 pandemic;
•the efficacy and safety profile of the product candidate; and
•the cost of manufacturing.
In addition, the probability of success for IMVT-1401 will depend on numerous factors, including our product's efficacy, safety, ease of use, competition, manufacturing capability and commercial viability.
General and Administrative Expenses
General and administrative expenses consist primarily of employee salaries and related benefits, costs allocated under the Services Agreements and stock-based compensation for general and administrative personnel, legal and accounting fees, consulting services and other operating costs relating to corporate matters and daily operations.

We anticipate that our general and administrative expenses will continue to increase in the future to support our continued research and development activities and increased costs of operating as a public company. These increases will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of our product candidates, increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. Additionally, we anticipate increased costs associated with being a public company, including expenses related to services associated with maintaining compliance with Nasdaq rules and SEC requirements, insurance and investor relations costs. In addition, whenever IMVT-1401 obtains regulatory approval, we expect that we would incur significant additional expenses associated with building medical affairs and commercial teams.
Interest Expense
Interest expense consisted of interest incurred on our convertible promissory notes that were settled through conversion upon the closing of the Business Combination.
Results of Operations
Comparison of the Years Ended March 31, 2021 and 2020
The following table sets forth our results of operations for the years ended March 31, 2021 and 2020 (in thousands):

	Years Ended March 31,		Change
	2021	2020	$
Operating expenses:
Research and development	$68,604	$47,927	$20,677
General and administrative	39,513	18,151	21,362
Total operating expenses	108,117	66,078	42,039
Interest expense	—	625	(625)
Other income, net	(328)	(412)	84
Loss before (benefit) provision for income taxes	(107,789)	(66,291)	(41,498)
(Benefit) provision for income taxes	(358)	97	(455)
Net loss	$(107,431)	$(66,388)	$(41,043)
Research and Development Expenses
The following tables summarize the year-over-year changes in research and development expenses for the years ended March 31, 2021 and 2020 (in thousands):

	Years Ended March 31,		Change
	2021	2020	$
Program-specific costs:
Neurology diseases	$4,412	$3,965	$447
Endocrine diseases	8,705	6,426	2,279
Hematology diseases	5,037	2,576	2,461
Unallocated costs:
Contract manufacturing costs	23,674	13,021	10,653
Personnel-related expenses including stock-based compensation	18,729	7,144	11,585
Development and regulatory milestone payment	—	10,000	(10,000)
Other	8,047	4,795	3,252
Total research and development expenses	$68,604	$47,927	$20,677
Research and development expenses increased by $20.7 million, from $47.9 million for the year ended March 31, 2020 to $68.6 million for the year ended March 31, 2021.
Program-specific research and development costs increased by $5.2 million, from $13.0 million for the year ended March 31, 2020 to $18.2 million for the year ended March 31, 2021, due to an increase in costs related to increased clinical trial activities during the year ended March 31, 2021.

Unallocated research and development costs increased by $15.5 million, from $34.9 million for the year ended March 31, 2020 to $50.4 million for the year ended March 31, 2021. This increase was primarily due to higher employee costs of $11.6 million, increases in contract manufacturing costs of $10.7 million and $3.2 million of other increases related to clinical studies and clinical research, partially offset by a $10.0 million payment during the year ended March 31, 2020 related to the achievement of the first development and regulatory milestone under the HanAll Agreement in May 2019. Personnel-related expenses and stock-based compensation expense increased by $7.7 million and $3.9 million, respectively, both of which were due to increasing headcount to support our expanded clinical operations. Contract manufacturing costs increased by $10.7 million from the prior year primarily reflecting increased manufacturing of materials used in our clinical trials, as well as higher costs related to analytical development, extended characterization, and drug stability. The increase in other unallocated costs primarily reflects $2.8 million of professional and consulting fees to support our increased clinical trial activities.
General and Administrative Expenses
General and administrative expenses increased by $21.4 million, from $18.1 million for the year ended March 31, 2020 to $39.5 million for the year ended March 31, 2021. This increase was primarily due to higher personnel-related costs of $4.2 million and higher stock-based compensation expense of $8.0 million, both of which were due to higher headcount. Other increases include costs of $3.0 million related to directors' and officers' insurance, higher legal and professional fees of $2.1 million, market research costs of $1.3 million, and rent of $1.1 million to support our personnel growth and operations as a public company.
Interest Expense
Interest expense was $0.6 million for the year ended March 31, 2020 and was related to the interest accrued on our convertible promissory notes issued during the year that were settled through conversion upon the closing of the Business Combination. There was no interest expense for the year ended March 31, 2021.
Liquidity and Capital Resources
Overview
We had cash of $400.1 million and $100.6 million as of March 31, 2021 and 2020, respectively. For the years ended March 31, 2021 and 2020, we had net losses of $107.4 million and $66.4 million, respectively.
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

In January 2021, we filed a shelf registration statement on Form S-3 with the SEC which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $900 million of our common stock, of which $150 million may be issued and sold pursuant to an at-the-market (ATM) offering program for sales of our common stock under a sales agreement with SVB Leerink LLC, subject to certain conditions as specified in the sales agreement. We agreed to pay SVB Leerink up to 3% of the gross proceeds sold through the sale agreement. Our common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. We have not issued or sold any securities pursuant to the shelf registration statement or ATM offering program.

We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1401 or any future product candidate. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of IMVT-1401 manufacturing, HanAll milestone payments and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•fund our clinical trials of IMVT-1401;
•fund our clinical development programs;
•launch any potential Phase 2 proof-of-concept studies of IMVT-1401 in additional indications;
•incur costs associated with the pause, analysis and safety review of the clinical trials of IMVT-1401;
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
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and
•incur insurance, legal and other regulatory compliance expenses to operate as a public company.
Our primary use of cash is to fund our clinical trials and clinical development activities. Our current funds will not be sufficient to enable us to complete all necessary development and commercially launch IMVT-1401. We anticipate that we will continue to incur net losses for the foreseeable future.
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

Cash Flows
The following table sets forth a summary of our cash flows for the years ended March 31, 2021 and 2020 (in thousands):

	Years Ended March 31,
	2021	2020
Net cash used in operating activities	$(83,327)	$(53,357)
Net cash used in investing activities	(210)	(31)
Net cash provided by financing activities	383,112	146,974
Operating Activities
Cash provided by operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Operating cash flow is derived by adjusting our net loss for non-cash items and changes in operating assets and liabilities. For the year ended March 31, 2021, $83.3 million of cash was used in operating activities. This was primarily attributable to a net loss from operations for the year of $107.4 million, partially offset by non-cash charges of $19.5 million and a net change in operating assets and liabilities of $4.6 million. The non-cash charges consisted mainly of stock-based compensation of $18.8 million, reflecting the higher headcount to support increased research and development and business operations during the year ended March 31, 2021. The change in our operating assets and liabilities was primarily due to an increase of $5.7 million in accounts payable and accrued expenses, primarily driven by increased research and development efforts as well as higher general and administrative activities, and the settlement of a $3.0 million value-added tax receivable in April 2020. These changes were partially offset by an increase of $2.9 million in prepaid expenses, driven by the timing of payments related to clinical research and contract manufacturing activities.
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

Investing Activities
For the years ended March 31, 2021 and 2020, cash used in investing activities was related to the purchase of computer equipment.
Financing Activities
For the year ended March 31, 2021, $383.1 million of cash provided by financing activities consisted of $319.1 million in cash received, net of underwriting discounts and commissions and offering expenses, as a result of the follow-on public offerings in April 2020 and September 2020 and $65.8 million from the issuance of common stock as a result of the redemption of outstanding warrants, partially offset by the repayment of a note payable to RSL.
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
Outlook
Based on our existing cash balance as of March 31, 2021 of $400.1 million, our research and development plans and our timing expectations related to our development programs for IMVT-1401, we expect to be able to fund our operating expenses and capital expenditure requirements into the second half of the calendar year 2023. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.
Contractual Obligations and Commitments
As of March 31, 2021, other than contingent payments pursuant to the HanAll Agreement and sublease agreements (as discussed below), we did not have any ongoing material financial commitments, such as lines of credit or guarantees, that we expect to affect our liquidity over the next several years.

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
We have not included potential future payments due under the HanAll Agreement in a table of contractual obligations because the payment obligations under this agreement are contingent upon future events. As of March 31, 2021, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. In May 2019, we achieved our first development and regulatory milestone under the HanAll Agreement resulting in a $10.0 million milestone payment that was paid by us in August 2019. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to IMVT-1401, up to an aggregate of $20.0 million.
Sublease Agreements
In June 2020, we entered into two sublease agreements with RSI, for the two floors of the building that serves as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. The future fixed operating lease payments under both sublease agreements are $3.5 million over a lease period of approximately three years.
In April 2020, we entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. The future fixed operating lease payments under the sublease agreement are $0.1 million over the remaining lease period of 11 months.
For more information on such subleases, see “Note 11 – Leases” to our consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.
Off-Balance Sheet Arrangements
During the periods presented, we did not have any off-balance sheet arrangements, as defined under SEC rules.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting period. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report on Form 10-K, we believe the following are the critical accounting policies used in the preparation of our consolidated financial statements that require significant estimates and judgments.
Research and Development Expenses
Research and development costs with no alternative future use are expensed as incurred. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by contract research organizations. In making these estimates, we consider various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development expenses. Research and development costs are charged to expense when incurred and primarily consist of employee compensation and expenses from third parties who conduct research and development activities (including manufacturing) on our behalf.

Stock-Based Compensation
We recognize stock-based compensation expense related to stock options based on the estimated fair value of the awards on the date of grant. We estimate the grant date fair value, and the resulting stock-based compensation expense, using the Black-Scholes option pricing model. Restricted stock units are valued at the market price of the Company's common stock on the date of grant. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. We account for forfeitures as they occur. The Black-Scholes option pricing model requires the use of highly subjective assumptions, which determine the fair value of stock-based awards. These assumptions include:
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

Item 8. Financial Statements and Supplementary Data
Immunovant, Inc.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Immunovant, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Immunovant, Inc. (the Company) as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Clinical Trial Accrual

Description of the Matter	As discussed in Note 2 to the consolidated financial statements, the Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by contract research organizations. In making these estimates, the Company considers various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment.

Auditing the Company’s accrual for clinical trial costs is especially complex due to the fact that information necessary to estimate the accruals is accumulated from clinical research organizations and the Company's assessment of that information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that addressed the identified risks related to the information used in the Company’s process for recording accrued clinical trial costs. For example, we tested controls over management’s review of clinical trial progress in comparison to information and invoices received from third parties, and over the completeness and accuracy of data used to calculate the accrual.

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by making direct inquiries of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through March 31, 2021. We assessed the historical accuracy of the clinical trial accrual and analyzed the underlying data to evaluate changes in the clinical trial accrual that would result from reasonable changes in the underlying data. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Iselin, New Jersey
June 1, 2021

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Immunovant, Inc.’s internal control over financial reporting as of March 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Immunovant, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2021 and 2020, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2021, and the related notes and our report dated June 1, 2021 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Iselin, New Jersey
June 1, 2021

IMMUNOVANT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2021	2020
Assets
Current assets:
Cash	$400,146	$100,571
Prepaid expenses	8,312	5,460
Income tax receivable	548	36
Value-added tax receivable	—	3,009
Total current assets	409,006	109,076
Operating lease right-of-use assets	3,282	—
Property and equipment, net	201	65
Deferred offering costs	—	246
Total assets	$412,489	$109,387
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,432	$1,190
Accrued expenses	15,160	10,938
Current portion of operating lease liabilities	1,179	—
Due to Roivant Sciences Ltd.	—	3,190
Total current liabilities	18,771	15,318
Operating lease liabilities, net of current portion	2,238	—
Total liabilities	21,009	15,318
Commitments and contingencies (Note 12)
Stockholders’ equity:(1)
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at March 31, 2021 and March 31, 2020	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2021 and March 31, 2020	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 97,971,243 shares issued and outstanding at March 31, 2021 and 500,000,000 shares authorized, 56,455,376 shares issued and 54,655,376 shares outstanding at March 31, 2020	10	5
Additional paid-in capital	590,425	185,306
Accumulated other comprehensive loss	(298)	(16)
Accumulated deficit	(198,657)	(91,226)
Total stockholders’ equity	391,480	94,069
Total liabilities and stockholders’ equity	$412,489	$109,387
(1)Retroactively restated for the reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended March 31,
	2021	2020
Operating expenses:
Research and development (includes $7,033 and $3,130 of stock-based compensation expense for the years ended March 31, 2021 and 2020, respectively)(1)	$68,604	$47,927
General and administrative (includes $11,789 and $3,833 of stock-based compensation expense for the years ended March 31, 2021 and 2020, respectively)(2)	39,513	18,151
Total operating expenses	108,117	66,078
Interest expense	—	625
Other income, net	(328)	(412)
Loss before (benefit) provision for income taxes	(107,789)	(66,291)
(Benefit) provision for income taxes	(358)	97
Net loss	$(107,431)	$(66,388)
Net loss per common share — basic and diluted(3)	$(1.22)	$(1.54)
Weighted average shares outstanding — basic and diluted(3)	87,756,513	43,199,191
(1)Includes $340 and $159 of costs allocated from Roivant Sciences Ltd. for the years ended March 31, 2021 and 2020, respectively.
(2)Includes $1,180 and $1,381 of costs allocated from Roivant Sciences Ltd. for the years ended March 31, 2021 and 2020, respectively.
(3)Retroactively restated for the reverse recapitalization as described in Note 1.
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended March 31,
	2021	2020
Net loss	$(107,431)	$(66,388)
Other comprehensive loss:
Foreign currency translation adjustments	(282)	(362)
Total other comprehensive loss	(282)	(362)
Comprehensive loss	$(107,713)	$(66,750)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Stockholders’ Equity(1)
(In thousands, except share data)

	Series A preferred stock		Common stock		Common stock subscribed	Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2019	—	$—	38,590,381	$4	$(3)	$31,830	$346	$(24,838)	$7,339
Settlement of common stock subscription	—	—	—	—	3	(2)	—	—	1
Issuance of preferred and common stock, net of deferred offering costs upon Business Combination and Recapitalization (See Note 3)	10,000	—	12,565,000	1	—	109,771	—	—	109,772
Conversion of convertible promissory notes	—	—	3,499,995	—	—	35,587	—	—	35,587
Capital contribution – stock-based compensation	—	—	—	—	—	175	—	—	175
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	1,157	—	—	1,157
Stock-based compensation	—	—	—	—	—	6,788	—	—	6,788
Foreign currency translation adjustments	—	—	—	—	—	—	(362)	—	(362)
Net loss	—	—	—	—	—	—	—	(66,388)	(66,388)
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$—	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offerings	—	—	15,673,971	2	—	318,545	—	—	318,547
Issuance of common stock upon achievement of earnout shares milestones	—	—	20,000,000	2	—	(2)	—	—	—
Vesting of sponsor restricted shares	—	—	1,800,000	—	—	—	—	—	—
Issuance of common stock upon warrants redemption	—	—	5,719,145	1	—	65,751	—	—	65,752
Stock options exercised and vesting of restricted stock units	—	—	122,751	—	—	907	—	—	907
Capital contribution – stock-based compensation	—	—	—	—	—	184	—	—	184
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	—	1,096	—	—	1,096
Stock-based compensation	—	—	—	—	—	18,638	—	—	18,638
Foreign currency translation adjustments	—	—	—	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	—	—	—	(107,431)	(107,431)
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$—	$590,425	$(298)	$(198,657)	$391,480
(1)Retroactively restated for the reverse recapitalization as described in Note 1.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2021	2020
Cash flows from operating activities
Net loss	$(107,431)	$(66,388)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,822	6,963
Depreciation on property and equipment	65	21
Foreign currency translation adjustments	(282)	(362)
Loss on disposal of property and equipment	—	13
Gain on extinguishment of convertible notes	—	(38)
Write-off of deferred offering costs	—	1,628
Non-cash lease expense	933	—
Changes in operating assets and liabilities:
Prepaid expenses	(2,852)	(2,824)
Income tax receivable	(512)	13
Value-added tax receivable	3,009	(96)
Accounts payable	1,251	967
Accrued expenses	4,468	6,502
Operating lease liabilities	(798)	—
Due to Roivant Sciences Ltd.	—	244
Net cash used in operating activities	(83,327)	(53,357)
Cash flows from investing activities
Purchases of property and equipment	(210)	(31)
Net cash used in investing activities	(210)	(31)
Cash flows from financing activities
Capital contributions	1,096	1,157
Proceeds from issuance of common stock upon underwritten public offering	319,783	—
Proceeds from issuance of common stock upon warrant redemption	65,752	—
Proceeds from stock options exercised	907	—
Payment of deferred offering costs	(1,236)	(3,107)
Proceeds from notes payable to Roivant Sciences Ltd.	—	7,907
Repayment of convertible promissory note payable to Roivant Sciences Ltd.	(3,190)	(2,500)
Proceeds from convertible promissory notes	—	35,000
Repayment of convertible promissory notes	—	(2,500)
Settlement of common stock subscribed	—	1
Recapitalization transaction (See Note 3)	—	111,016
Net cash provided by financing activities	383,112	146,974
Net change in cash	299,575	93,586
Cash – beginning of period	100,571	6,985
Cash – end of period	$400,146	$100,571
Non-cash operating activity
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$4,215	$—
Non-cash investing activity
Payable for purchase of property and equipment	$—	$9
Non-cash financing activity
Conversion of convertible promissory notes to common stock	$—	$35,000
Deferred offering costs in accrued expenses	—	246
Cancellation of interest on convertible promissory notes recorded in equity	—	587
Total non-cash financing activity	$—	$35,833
Supplemental disclosure of cash paid:
Income taxes	$166	$61
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Notes to Consolidated Financial Statements
Note 1 — Organization and Nature of Business
[A] Description of Business
Immunovant, Inc. together with its wholly owned subsidiaries (the “Company” or “Immunovant”) (formerly known as Health Sciences Acquisitions Corporation) is a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. The Company is developing a novel, fully human monoclonal antibody, IMVT-1401 (formerly referred to as "RVT-1401"), that selectively binds to and inhibits the neonatal fragment crystallizable receptor. The Company intends to develop IMVT-1401 for indications in which there is robust evidence that pathogenic immunoglobulin G antibodies drive disease manifestation and for which reduction of these antibodies should lead to clinical benefit for patients with autoimmune diseases.

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
The Business Combination was accounted for as a reverse recapitalization and HSAC was treated as the “acquired” company for accounting purposes. The Business Combination was accounted as the equivalent of ISL issuing stock for the net assets of HSAC, accompanied by a recapitalization. Accordingly, all historical financial information presented in these consolidated financial statements represents the accounts of ISL and its wholly owned subsidiaries “as if” ISL is the predecessor to the Company. The shares prior to the Business Combination have been retroactively restated as shares reflecting the exchange ratio established in the Business Combination (0.48906624 Immunovant, Inc. shares for 1 ISL Share).
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
[B] Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2021, the Company’s cash totaled $400.1 million and its accumulated deficit was $198.7 million.
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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash as of March 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of the calendar year 2023 from the date the consolidated financial statements are issued.
Note 2 — Summary of Significant Accounting Policies

[A] Basis of Presentation

The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30, and December 31. The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

[B] Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, litigation accruals, clinical trial accruals, operating leases, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of March 31, 2021 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
[C] Risks and Uncertainties
The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, key personnel and third-party service providers such as contract research organizations, protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.
[D] Concentration of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash. At March 31, 2021, the cash balance is kept in one banking institution that the Company believes is of high credit quality and is in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.
[E] Cash and Cash Equivalents
The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At March 31, 2021, cash consisted of cash held at a financial institution. There were no cash equivalents as of March 31, 2021 and 2020.

[F] Property and Equipment
Property and equipment, consisting of computers, is recorded at cost. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Depreciation is recorded using the straight-line method over the estimated useful life of three years. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the consolidated statements of operations.
[G] Impairment of Long-lived Assets
Long-lived assets, such as right-of-use assets due to operating leases, property and equipment, are evaluated for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If circumstances require a long-lived asset to be tested for possible impairment, the Company first compares undiscounted cash flows expected to be generated by an asset to the carrying value of the asset. If the carrying value of the long-lived asset is not recoverable on an undiscounted cash flow basis, impairment is recognized to the extent that the carrying value exceeds its fair value. Fair value is determined through various valuation techniques including discounted cash flow models, quoted market values and third-party independent appraisals, as considered necessary.
[H] Contingencies
The Company, from time to time, may be a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible. Legal defense costs associated with loss contingencies are expensed in the period incurred. Additionally, the Company records a receivable for rights to insurance recoveries, limited to the extent of incurred or probable losses, when such recoveries have been agreed to with third-party insurers and when receipt is deemed probable. This includes instances when the third-party insurers have agreed to pay, on the Company's behalf, certain legal defense costs and settlement amounts directly to applicable law firms and settlement funds.
[I] Research and Development Expenses
Research and development costs with no alternative future use are expensed as incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of product sales over the remaining useful life of the asset. Research and development expenses primarily consist of employee-related costs, milestone payments under the HanAll Agreement and expenses from third parties who conduct research and development activities (including manufacturing) on behalf of the Company. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by contract research organizations. In making these estimates, the Company considers various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment. The Company accrues costs for non-clinical studies and contract manufacturing activities over the service periods specified in the contracts and are adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external services providers as to the progress toward completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred.

[J] Leases
The Company's operating leases primarily relate to its three subleased premises, two in New York and one in North Carolina. Operating lease right-of-use (“ROU”) assets represent the Company’s right to use an underlying asset during the lease term, and operating lease liabilities represent the Company’s obligation to make lease payments arising from the lease. Operating lease ROU assets and lease liabilities are initially recognized based on the present value of the future fixed lease payments over the expected lease term at commencement date calculated using the Company’s incremental borrowing rate applicable to the lease asset, unless the implicit rate is readily determinable. Operating lease ROU assets also include any lease payments made at or before lease commencement, adjusted by any initial direct costs and exclude any lease incentives received. The Company determines the lease term as the non-cancelable period of the lease and may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of 12 months or less are not recognized on the consolidated balance sheets. Lease expense for minimum lease payments is recognized on a straight-line basis over the lease term. Variable lease costs such as common area costs and other operating costs are expensed as incurred.
The Company accounts for lease and non-lease components as a single lease component for all its facilities leases.
[K] Income Taxes
The Company accounts for income taxes under the asset and liability method. Under this method, deferred tax assets and liabilities are determined on the basis of the differences between amounts in the consolidated financial statements and the tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax (benefit) expense in the accompanying consolidated statements of operations in the period that includes the enactment date.
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
The Company has not recognized U.S. income taxes and foreign withholding taxes on undistributed earnings of foreign subsidiaries which the Company has determined to be indefinitely reinvested.
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
[L] Stock-based Compensation
Stock-based awards to employees and directors are valued at fair value on the date of the grant and that fair value is recognized as stock-based compensation expense over the requisite service period. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company values its stock options that only have service vesting requirements or performance-based awards without market conditions using the Black-Scholes option pricing model. For performance-based awards with market conditions, the Company determines the fair value of awards as of the grant date using a Monte Carlo simulation model. Stock-based compensation related to restricted stock awards is based on the fair value of the Company's common stock on the grant date.
Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time the Company has sufficient exercise history. The expected share price volatility for the Company’s common stock is estimated by taking the average historical price volatility for the Company's peers. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

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
The Company’s financial instruments consist of cash, accounts payable, accrued expenses and amounts due to RSL. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of March 31, 2021 or 2020.
[N] Foreign Currency
The Company has operations in the United States, the United Kingdom, Bermuda, and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the consolidated balance sheet date and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are recognized in accumulated other comprehensive loss. Foreign exchange transaction gains and losses are included in other income, net in the consolidated statements of operations.

[O] Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss applicable to common stockholders by the weighted-average number of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss applicable to common stockholders by the diluted weighted-average number of common stock outstanding during the period. In periods in which the Company reports a net loss, all common stock equivalents are deemed anti-dilutive such that basic net loss per common share and diluted net loss per common share are equivalent. Potentially dilutive common stock has been excluded from the diluted net loss per common share computations in all periods presented because such securities have an anti-dilutive effect on net loss per common share due to the Company’s net loss. There are no reconciling items used to calculate the weighted-average number of total common stock outstanding for basic and diluted net loss per common share data.
The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	Years Ended March 31,
	2021	2020
Preferred stock as converted	10,000	10,000
Restricted stock (unvested)	1,095,676	1,800,000
Stock options	7,988,999	3,873,888
Warrants (See Note 9)	—	5,750,000
Earnout shares (See Note 3)	—	20,000,000
Total	9,094,675	31,433,888

In addition, the convertible promissory notes issued during the year ended March 31, 2020 were not included in the calculation of diluted weighted-average number of common shares outstanding because they were anti-dilutive given the net loss of the Company.
[P] Deferred Offering Costs
Legal, accounting and other costs directly attributable to the issuance of the Company’s equity are capitalized within deferred offering costs on the consolidated balance sheets and reclassified to equity upon issuance of the shares. Offering costs comprised of legal and accounting fees and other costs incurred through June 30, 2019 were directly related to ISL’s proposed initial public offering (“IPO”). In August 2019, ISL’s board of directors determined to suspend ISL’s IPO registration process. Accordingly, the Company has written off deferred offering costs previously capitalized to general and administrative expenses within the accompanying consolidated statement of operations for the year ended March 31, 2020. Deferred offering costs as of March 31, 2020 represented financing costs deferred for the follow-on underwritten public offering in April 2020.
[Q] Common Stock Warrants
The Company accounts for the issuance of common stock warrants based on the terms of the contract and whether there are any requirements for the Company to net cash settle the contract under any terms or conditions. Warrants for the purchase of 5,750,000 shares of common stock were issued by HSAC as part of the units sold in its IPO in May 2019. Each unit was comprised of one share of common stock and a warrant to purchase one half of one share of common stock upon the consummation of a business combination by HSAC. The warrants were classified as equity. None of the terms of the warrants were modified as a result of the Business Combination. During the year, the Company redeemed 11,438,290 warrants by issuing 5,719,145 shares of the Company’s common stock and the remaining 61,710 warrants were cancelled. No warrants remain outstanding as of March 31, 2021. See Note 9 – Stockholders’ Equity for additional details about common stock warrants.

[R] Recently Adopted Accounting Pronouncements
In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement (“ASU 2018-13”). ASU 2018-13 removes, modifies, and adds certain recurring and nonrecurring fair value measurement disclosures, including removing disclosures around the amount(s) of and reasons for transfers between Level 1 and Level 2 of the fair value hierarchy, the policy for timing of transfers between levels, and the valuation process for Level 3 fair value measurements, among other things. ASU 2018-13 adds disclosure requirements around changes in unrealized gains and losses included in other comprehensive income for recurring Level 3 fair value measurements held at the end of the reporting period, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and a narrative description of measurement uncertainty. The amendments in ASU 2018-13 are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. The Company has adopted ASU 2018-13 as of April 1, 2020, with no impact to the Company’s consolidated financial statements from the adoption of this new standard.
In June 2016, the FASB issued ASU 2016-13, Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. ASU 2016-13 replaces the existing incurred loss impairment model with an expected loss model that requires the use of forward-looking information to calculate credit loss estimates. It also eliminates the concept of other-than-temporary impairment and requires credit losses on available-for-sale debt securities to be recorded through an allowance for credit losses instead of as a reduction in the amortized cost basis of the securities. ASU 2016-13 is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period. The Company has adopted ASU 2016-13 as of April 1, 2020, with no impact to the Company’s consolidated financial statements from the adoption of this new standard.
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

In connection with the Business Combination and Recapitalization, the Company incurred direct and incremental costs of $2.8 million, consisting of legal, accounting, financial advisory and other professional fees, which are included in additional paid-in capital in the consolidated balance sheet as of March 31, 2020. The Company incurred additional financial advisory fees related to the Business Combination of $2.3 million, which are included in accumulated deficit within the consolidated balance sheet as of March 31, 2020.

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
On May 12 and September 17, 2020, the Company achieved the First Earnout Milestone and the Second Earnout Milestone, respectively. Accordingly, the Company issued all of the 20,000,000 Earnout Shares to the Sellers (including 17,547,938 Earnout Shares issued to RSL) during the year ended March 31, 2021.

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
The Registration Rights do not meet the definition of a registration payment arrangement as there are no terms that require the Company to transfer consideration to the various security holders if a registration statement is not declared effective or effectiveness is not maintained.
See Note 9 – Stockholders’ Equity for details of the Company’s capital stock prior to and subsequent to the Business Combination and Recapitalization transaction.

Note 4 — Material Agreements

License Agreement

On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of RSL, entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll"). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as IMVT-1401 and certain back-up and next-generation antibodies, and products containing such antibodies, in the United States, Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).

In exchange for this license, RSG provided or agreed to provide the following consideration:
•Upfront, non-refundable payment of $30.0 million;
•Up to $20.0 million in shared (50%) research, development, and out-of-pocket costs incurred by HanAll;
•Up to an aggregate of $442.5 million (after a $10 million milestone payment) upon the achievement of certain additional development, regulatory and sales milestones; and
•Tiered royalties ranging from the mid-single digits to mid-teens on net product sales subject to reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
Since the acquisition of IMVT-1401, RSL and the Company have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company, to research or develop the technology for the years ended March 31, 2021 and 2020.
On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with ISG to sublicense this technology, as well as RSG’s knowhow and patents necessary for the development, manufacture or commercialization of any compound or product that pertains to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to IMVT-1401 from RSG in the Licensed Territory, for an aggregate purchase price of $37.8 million. As a result of the assignment of IMVT-1401 by RSG to ISG, the Company recorded a Swiss value-added tax receivable of $3.0 million, which was a reflected as a capital contribution from RSL as of March 31, 2020. In April 2020, the Company received the payment related to this receivable.
In May 2019, the Company achieved its first development and regulatory milestone under the HanAll Agreement which resulted in a $10.0 million milestone payment that the Company subsequently paid in August 2019. The milestone payment was recorded as a research and development expense in the accompanying consolidated statement of operations in the period incurred.
Note 5 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,
	2021	2020
Research and development expenses	$10,147	$8,332
Legal and professional fees	1,196	1,231
Accrued bonuses	3,138	859
Other expenses	679	516
Total accrued expenses	$15,160	$10,938

Note 6 — Related Party Transactions
Roivant Sciences Inc. ("RSI") and RSG Services Agreements
In addition to the agreements discussed in Note 4, in August 2018, the Company entered into services agreements (the “Services Agreements”) with RSI and RSG, under which RSI and RSG agreed to provide services related to development, administrative and financial activities to the Company during its formative period. Under each Services Agreement, the Company will pay or reimburse RSI or RSG, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI or RSG employees, RSI or RSG, as applicable, will charge back the employee compensation expense plus a pre-determined mark-up. RSI and RSG also provided such services prior to the formalization of the Services Agreements, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs will be billed back at cost. The term of the Services Agreements will continue until terminated by the Company, RSI or RSG, as applicable, upon 90 days’ written notice. The consolidated financial statements also include third-party expenses that have been paid by RSI, RSG and RSL since the inception of the Company. Total expense, inclusive of salary, fringe benefits and stock-based compensation, is proportionately allocated to the Company based upon the relative percentage of time utilized on the Company’s matters. For the year ended March 31, 2021, the Company was charged $1.3 million by RSI, RSG and RSL which were treated as capital contributions in the accompanying consolidated financial statements. For the year ended March 31, 2020, the Company was charged $1.4 million by RSI, RSG and RSL of which $1.2 million and $0.2 million were treated as capital contributions and amounts due to RSL, respectively, in the accompanying consolidated financial statements.

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

RSI Subleases

See Note 11 - Leases for a discussion of the subleases the Company has entered into with RSI.
Note 7 — Income Taxes
The loss before income taxes and the related tax (benefit) provision are as follows (in thousands):

	Years Ended March 31,
	2021	2020
(Loss) income before income taxes
United States	$(24,589)	$(9,245)
Switzerland	(82,739)	(53,413)
Bermuda	(98)	(3,661)
United Kingdom	1	10
Other	(364)	18
Total loss before income taxes	$(107,789)	$(66,291)
Current taxes
United States – Federal	$(346)	$61
United States – State	(12)	34
Other	—	2
Total current tax (benefit) expense	(358)	97
Deferred tax expense	—	—
Total (benefit) provision for income taxes	$(358)	$97
A reconciliation of the (benefit) provision for income taxes computed at the U.S. statutory rate of 21% for the years ended March 31, 2021 and 2020 to the (benefit) provision for income taxes reflected in the consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2021	2020
Income tax benefit at statutory rate	$(22,636)	$(13,921)
Foreign rate differential	6,662	4,255
Net operating loss carryback	(363)	—
Research and development credits	(1,303)	(1,093)
Valuation allowance	15,427	9,988
Non-deductible expense	1,581	951
Excess tax benefits from stock-based compensation	(439)	—
Other	713	(83)
Total (benefit) provision for income taxes	$(358)	$97
The Company’s effective tax rate was 0.33% and (0.15)% for the years ended March 31, 2021 and March 31, 2020, respectively, primarily driven by the Company’s jurisdictional earnings by location, certain non-deductible expenditures, research and development credits, and a valuation allowance that eliminates the Company’s global net deferred tax assets. For the year ended March 31, 2021, the effective tax rate was also impacted by a tax benefit of approximately $0.4 million related to net operating loss carrybacks.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2021 and 2020 are as follows (in thousands):

	March 31,
	2021	2020
Deferred tax assets
Intangible assets	$6,597	$6,445
Net operating losses	21,865	9,443
Stock-based compensation	3,623	1,610
Research and development credits	2,790	1,487
Lease liability	698	—
Accrued bonuses	—	187
Others	214	—
Total deferred tax assets	35,787	19,172
Valuation allowance	(34,953)	(19,129)
Deferred tax assets, net of valuation allowance	$834	$43
Deferred tax liabilities
Depreciation	$(42)	$(13)
Right-of-use assets	(691)	—
Others	(101)	(30)
Total deferred tax liabilities	(834)	(43)
Total net deferred taxes	$—	$—

As of March 31, 2021, the Company has net operating loss carryforwards in the following jurisdictions: Switzerland of approximately $150.6 million, which will begin to expire as of March 31, 2027, the United Kingdom of approximately $0.6 million, which can be carried forward indefinitely with an annual usage limitation, and the United States of approximately $10.0 million, which can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021. The Company has research and development credit carryforwards in the United States of approximately $2.8 million which will begin to expire in the fiscal year ending March 31, 2039, and approximately $2.2 million is subject to an annual usage limitation.
The Company assesses the realizability of the net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $35.0 million and $19.1 million for the years ended March 31, 2021 and 2020, respectively, representing the portion of the net deferred tax assets that is not expected to be realized. The amount of the net deferred tax assets considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.
As of March 31, 2021, the Company does not have undistributed earnings from foreign subsidiaries. The Company regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in a change to the Company’s position.
The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, and United States federal, state, and local jurisdictions. The Company’s March 31, 2021, 2020 and 2019 tax returns remain open for tax examinations in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. There are no unrecognized tax benefits recorded as of March 31, 2021 and 2020.

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
The RSL Convertible Promissory Note (see Note 6), RTW Convertible Promissory Notes and BVF Convertible Promissory Notes (together, the “Convertible Promissory Notes”) included various conversion and redemption rights upon merger, certain financing events, change in control or maturity.
Immediately prior to the closing of the Business Combination, the $35.0 million of Convertible Promissory Notes were automatically converted into an aggregate of 7,156,495 ISL Shares, which were then exchanged for an aggregate of 3,499,995 shares of the Company’s common stock upon the closing of the Business Combination. Accrued interest of $0.6 million on the Convertible Promissory Notes was waived and cancelled immediately prior to the closing of the Business Combination in accordance with the terms of the Convertible Promissory Notes and was recorded within additional paid-in capital on the accompanying consolidated statement of stockholders’ equity upon conversion of the underlying notes.
Note 9 — Stockholders’ Equity
Series A Preferred Stock
In connection with the closing of the Business Combination, the Company designated and issued 10,000 shares of Series A preferred stock, par value $0.0001 per share, to RSL, all of which shares are outstanding as of March 31, 2021.
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

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized 10,010,000 shares of preferred stock par value $0.0001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of March 31, 2021.

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

In January 2021, the Company filed a shelf registration statement on Form S-3 with the SEC which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $900 million of its common stock, of which $150 million may be issued and sold pursuant to an at-the-market (ATM) offering program for sales of the Company's common stock under a sales agreement with SVB Leerink LLC, subject to certain conditions as specified in the sales agreement. The Company agreed to pay SVB Leerink up to 3% of the gross proceeds sold through the sale agreement. The Company's common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The Company has not issued or sold any securities pursuant to the shelf registration statement or ATM offering program.
As of March 31, 2021, the Company had 97,971,243 shares of common stock outstanding, which include the above share issuances during the year, the issuance of shares of common stock against the redemption of warrants as described below and the issuance of shares of common stock from the exercise of stock options and vesting of restricted stock units. See Note 10 — Stock-Based Compensation for additional details about stock options and restricted stock units.

The Company has reserved the following shares of common stock for issuance:

	March 31,
	2021	2020
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	7,988,999	3,873,888
Restricted stock units outstanding	1,095,676	—
Equity awards available for future grants	1,781,043	5,283,520
Common stock warrants	—	5,750,000
Earnout shares	—	20,000,000
Total	10,875,718	34,917,408

Common Stock Warrants
In connection with HSAC’s initial public offering in May 2019, HSAC issued 11,500,000 warrants for the purchase of one-half of one share of common stock (an aggregate of 5,750,000 shares) at a price of $11.50 per whole share, subject to adjustment. The warrants were classified as equity. All of the warrants remained outstanding as of and were exercisable commencing on May 14, 2020. The warrants were set to expire in December 2024 or earlier upon redemption or liquidation. The warrants were redeemable, at the Company’s option, in whole and not in part, at a price of $0.01 per warrant, upon a minimum of 30 days’ prior written notice of redemption, and if, and only if, the last sale price of the Company’s common stock equaled or exceeded $16.50 per share for any 20 trading days within a 30-trading day period ending on the third trading day prior to the date on which the Company sends a notice of redemption to the warrant holders. In May 2020, the Company delivered a notice of the redemption to the warrant holders, and an aggregate of 11,438,290 outstanding warrants were subsequently exercised for an aggregate of 5,719,145 shares of the Company’s common stock at a price of $11.50 per share, for net proceeds of approximately $65.8 million. The remaining 61,710 warrants were cancelled, and the holders thereof paid $0.01 per cancelled warrant. No warrants remain outstanding as of March 31, 2021.
In May 2019, the Sponsor purchased from HSAC an aggregate of 10,000,000 warrants (the “private warrants”) at $0.50 per private warrant (for a total purchase price of $5.0 million), with each warrant exercisable for one-half share of common stock at an exercise price of $11.50 per share simultaneously with the closing of HSAC’s IPO in May 2019. Pursuant to the Share Exchange Agreement, all of the private warrants were cancelled upon the closing of the Business Combination. The Company did not recognize any expense on the cancellation of the private warrants.
Note 10 — Stock-Based Compensation
2019 Equity Incentive Plan
In December 2019, in connection with the Business Combination, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, beginning on April 1, 2020 and continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The Company’s employees, directors and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards under the plan. Generally, each option will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a ten-year contractual term. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the fair market value of the Company’s common stock on the date of grant and the option will have a five-year contractual term. Options that are forfeited, cancelled or have expired are available for future grants. On April 1, 2020, the number of common shares reserved for issuance increased automatically by 4.0% (i.e. 2,186,215 shares of common stock) in accordance with the evergreen provision of the 2019 Plan. As of March 31, 2021, options to purchase 4,777,847 shares of common stock and 1,095,676 restricted stock units were outstanding under the 2019 Plan and 1,781,043 shares remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan
In September 2018, ISL adopted its 2018 Equity Incentive Plan (the “2018 Plan”), under which 3,667,997 shares of common stock were reserved for grant. In July 2019, the 2018 Plan was amended and restated to increase the number of shares of common stock reserved for grant to 4,768,396. As discussed in Note 3, upon the closing of the Business Combination, the Company assumed all outstanding options, whether or not vested, under the 2018 Plan, with such options henceforth representing the right to purchase a number of shares of the Company’s common stock equal to approximately 0.48906624 multiplied by the number of shares of ISL common stock previously represented by such options. For accounting purposes, however, the Company is deemed to have assumed the 2018 Plan. The exchange of the stock options did not result in any incremental compensation expense, since there were no changes to the vesting terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan. As of March 31, 2021, 3,211,152 stock options were outstanding under the 2018 Plan.

Stock Option Activity
A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance – March 31, 2020	3,873,888	$8.33	9.37	$28,029
Granted	4,840,668	23.28
Exercised	(114,084)	8.57
Forfeited	(384,407)	17.14
Cancelled	(226,233)	7.86
Expired	(833)	24.41
Balance – March 31, 2021	7,988,999	$16.97	9.04	$25,958
Exercisable – March 31, 2021	1,626,473	$8.86	8.33	$11,977
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2021. The intrinsic value of stock options exercised for the year ended March 31, 2021 was $3.7 million. There were no stock options exercised during the year ended March 31, 2020. The stock options granted during the years ended March 31, 2021 and March 31, 2020 had a weighted-average fair value of $16.17 and $5.54 per share, respectively at the grant date. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

Years Ended March 31,
	2021	2020
Risk-free interest rate	0.30% – 1.14%	0.51% – 2.25%
Expected term, in years	5.50 – 6.11	5.75 – 6.11
Expected volatility	78.16% – 84.12%	74.69% – 77.93%
Expected dividend yield	—%	—%
Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Unvested as of March 31, 2020	—	$—
Issued	1,106,626	20.67
Vested	(10,000)	44.60
Forfeited	(950)	48.85
Outstanding, non-vested as of March 31, 2021	1,095,676	$20.43

Stock-based Compensation Expense
For the years ended March 31, 2021 and 2020, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Years Ended March 31,
	2021	2020
Research and development expenses	$6,866	$3,125
General and administrative expenses	11,772	3,663
Total stock-based compensation	$18,638	$6,788

As of March 31, 2021, total unrecognized compensation expense related to non-vested stock options and RSUs was $76.1 million and $20.9 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 3.1 years and 2.9 years, respectively.

Stock-based Compensation Allocated to the Company by RSL
In relation to the RSL common share awards and options issued by RSL to employees of RSL, RSI, RSG and the Company, stock-based compensation expense of $0.2 million and $0.2 million was recorded for years ended March 31, 2021 and 2020, respectively, in the accompanying consolidated statements of operations.
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
RSL RSUs
The Company’s Principal Executive Officer was granted 25,000 RSUs of RSL during the year ended March 31, 2021. These RSUs have a requisite service period of eight years and have no dividend rights. These RSUs will vest upon the achievement of both a service requirement and liquidity event requirement during the requisite service period.

As of March 31, 2021, the liquidity event condition had not been met and was deemed not probable of being met. For the year ended March 31, 2021, the Company recorded no stock-based compensation expense related to these RSUs. At March 31, 2021, there was $1.0 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this stock-based compensation expense upon achievement of the service requirement and liquidity event requirement through the requisite service period.

Note 11 — Leases
In June 2020, the Company entered into two sublease agreements with RSI, for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. In April 2020, the Company entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. These leases are classified as operating leases. Operating lease ROU assets of $4.2 million and lease liabilities of $4.2 million, were recognized based on the present value of remaining fixed lease payments over the expected lease term using an incremental borrowing rate of 3.9%. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates based on the information available at the time of execution of sublease agreement were used in determining the present value of lease payments. The aggregate weighted-average remaining lease term was 3.0 years as of March 31, 2021. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the year ended March 31, 2021.

During the year ended March 31, 2021, the Company incurred $1.1 million in rent expense and paid $0.9 million in cash related to contractual rent obligations under the operating leases. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of March 31, 2021 (in thousands):

Years Ending March 31,	Operating Leases
2022	$1,290
2023	1,152
2024	1,130
2025	47
Total undiscounted payments	3,619
Less: present value adjustment	(202)
Present value of future payments	3,417
Less: current portion of operating lease liabilities	(1,179)
Operating lease liabilities, net of current portion	$2,238
Note 12 — Commitments and Contingencies
Indemnification Agreements
The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance.

Litigation
The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.
In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the United States District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities from October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of IMVT-1401 and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On April 20, 2021, three movants filed motions for appointment as lead plaintiff, one of which was subsequently withdrawn on April 23, 2021. No hearing date has been set for the lead plaintiff motions. Following appointment of lead plaintiff, defendants, including the Company, expect the lead plaintiff to file an amended complaint and defendants, including the Company, to file a motion to dismiss the amended complaint. The Company intends to defend the case vigorously and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.
Commitments
As of March 31, 2021, the Company did not have any ongoing material contractual obligations for which cash flows are fixed and determinable. The Company expects to enter into other commitments as the business further develops. In the normal course of business, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities. Subject to required notice periods and the Company’s obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.
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
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2021, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.
Management’s Report on Internal Control over Financial Reporting.
Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.
A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2021. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2021, our internal control over financial reporting was effective based on those criteria.
The effectiveness of our internal control over financial reporting as of March 31, 2021, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance
Board of Directors
Our directors as of June 1, 2021 were as follows:

Name	Age	Position
Frank M. Torti, M.D.	42	Chairperson of the Board
Peter Salzmann, M.D., M.B.A.	53	Director and Chief Executive Officer
Andrew Fromkin	54	Director
George Migausky	66	Director
Douglas Hughes	59	Director
Atul Pande, M.D.	66	Director
Eric Venker, M.D., Pharm.D.	34	Director
Frank M. Torti, M.D. has served as Chairperson of ISL’s board of directors since June 2019. Since the closing of the Business Combination in December 2019, Dr. Torti has served as Chairperson of our Board of Immunovant. Dr. Torti has served as the Vant Chair of Roivant Sciences, Inc. (“RSI”), since January 2020. In this capacity he serves as Chairperson of the boards of directors of the biopharmaceutical companies in the Roivant family and is responsible for the operations and management of those companies. He previously served as Vant Investment Chair of RSI, from August 2018 to December 2019. Prior to joining RSI, from August 2007 to August 2018, Dr. Torti served as a Partner of New Enterprise Associates (“NEA”), specializing in investments in healthcare. Prior to joining NEA, Dr. Torti worked for the Duke University Center for Clinical & Genetic Economics from 2002 to 2005 in various capacities, where he was involved in clinical trials research and economic evaluations of multinational clinical trials. Dr. Torti presently serves as Chairperson of the boards of directors of Arbutus Biopharma Corp., Sio Gene Therapies Ltd. and several private biopharmaceutical companies. He has previously served on the boards of directors of numerous development and commercial stage public and private healthcare companies, including Annexon Biosciences, Inc., Eargo Inc., Galera Therapeutics, Inc., Myovant Sciences Ltd., NeoTract, Inc., Novast Pharmaceuticals Ltd., Urovant Sciences Ltd., OrphoMed, Inc., Tarveda Therapeutics, Inc. and XOC Pharmaceuticals, Inc. Dr. Torti earned an M.D. from the University of North Carolina School of Medicine, an M.B.A. from Harvard Business School and a B.A. from the University of North Carolina.
We believe that Dr. Torti’s extensive experience in healthcare investing, as well as his clinical trial background, qualifies him to serve on the Board.
Peter Salzmann, M.D., M.B.A. has served as a member of ISL’s board of directors since October 2019 and as the Chief Executive Officer of IMVT Corporation. Since the closing of the Business Combination in December 2019, Dr. Salzmann has served as our Chief Executive Officer and also as a member of the Board. From November 2018 to June 2019, he served as Global Brand Development Leader in Immunology at Eli Lilly and Company, where he designed and executed a comprehensive indication development strategy and oversaw Phase 2 and 3 clinical trial execution. From March 2013 to October 2018, Dr. Salzmann was Head of U.S. Immunology at Eli Lilly, and Managing Director of Lilly Alps from January 2011 to April 2013. From January 2008 to December 2010, Dr. Salzmann was the Head of Marketing for Eli Lilly China. Dr. Salzmann currently serves as a member of the board of directors of Corbus Pharmaceuticals Holdings, Inc., a publicly traded biotechnology company. Dr. Salzmann earned a B.A. in Chemistry from Northwestern University, an M.D. from University of Chicago’s Pritzker School of Medicine, and an M.B.A. from Stanford University’s Graduate School of Business.
We believe that Dr. Salzmann’s position as our Chief Executive Officer and his extensive prior experience in the biopharmaceutical industry qualify him to serve as a member of the Board.

Andrew Fromkin has served as a member of ISL’s board of directors since October 2019. Since the closing of the Business Combination in December 2019, Mr. Fromkin has served as a member of our Board. Since January 2021, Mr. Fromkin has served as the Vant Portfolio Operating Partner for RSI and serves as the Acting Chief Executive Officer of Proteovant Sciences, Inc. (focused on protein degradation). From March 2015 to January 2021, Mr. Fromkin has served as Chief Executive Officer of Tarveda Therapeutics, Inc. (formerly Blend Therapeutics, Inc.). From 2005 until 2011, Mr. Fromkin served in various roles for Clinical Data, Inc., including Executive Vice President (October 2005 until May 2006) and President, Chief Executive Officer and Director (May 2006 until May 2011). Prior to Clinical Data, Mr. Fromkin served as President and Chief Executive Officer of DoctorQuality, Inc., President, Chief Executive Officer and Director of Endo Surgical Devices, Inc. and Corporate Vice President, Business Development, for Merck-Medco, a wholly-owned subsidiary of Merck & Co. Mr. Fromkin began his career at Health Information Technologies, Inc. as General Manager of its subsidiary, MCA, and Director of Marketing and Payer Alliances for the parent company. From 2014 until 2016, Mr. Fromkin served on the board of Regado Biosciences, Inc. which became Tobira Therapeutics, Inc. in 2015. Mr. Fromkin received a B.A. from Brandeis University.
We believe that Mr. Fromkin’s significant experience in the biopharmaceutical industry and his knowledge of healthcare ventures qualifies him to serve as a member of the Board.
George Migausky has served as a member of our Board since the closing of the Business Combination in December 2019 and as a member of ISL’s board of directors since March 2020. From March 2019 until the closing of the Business Combination he served as a member of HSAC’s board of directors. Mr. Migausky has more than 30 years of experience in the life sciences industry, having served as Chief Financial Officer for several public biopharmaceutical and clinical diagnostic companies. In 2017, Mr. Migausky served as interim Chief Financial Officer for Ocular Therapeutix, Inc. Prior to that, he served as Executive Vice President and Chief Financial Officer of Dyax Corp., a position he held from 2008 through the company’s acquisition by Shire for $6.4 billion in 2016. Before joining Dyax, Mr. Migausky served as Chief Financial Officer of Wellstat Management Company from 2007 to 2008, and Chief Financial Officer of IGEN International and BioVeris Corporation from 1986 through their acquisitions by F. Hoffman LaRoche in 2004 and 2007, respectively. Current directorships include Hyperion Catalysis International, a position he has held since 2008, and the Massachusetts Eye and Ear Institute, where he has served as a trustee since 2015. Mr. Migausky has previously served on the board of directors as Chair of the audit committee at Dimension Therapeutics, a position he held from 2015 until the company was acquired in 2017, and at Abeona Therapeutics during 2020. Mr. Migausky received a B.S. from Boston College and an M.B.A. from Babson College.
We believe that Mr. Migausky’s qualifications to sit on our Board include his experience both in the capacity of an executive as well as a director, along with his expertise in strategic planning, corporate financing and financial reporting, business development and human resources.
Douglas Hughes has served as a member of ISL’s board of directors since October 2019. Since the closing of the Business Combination in December 2019, Mr. Hughes has served as a member of our Board. Since 2018, Mr. Hughes has served as Chief Financial Officer of Calyxo Inc., an early stage medical device company. From 2011 until 2018, Mr. Hughes was Chief Financial Officer for NeoTract, Inc., a Urology company. Prior to that time, he served as Chief Financial Officer and Chief Operating Officer for Nellix, Inc., an endovascular graft biotechnology company. Before joining Nellix, Inc., Mr. Hughes served as Chief Financial Officer for Evalve Inc., a medical device company, from 2009 until 2010. Prior to 2009, Mr. Hughes held a variety of senior finance management positions at Boston Scientific, Guidant Corporation and The Clorox Company. Mr. Hughes currently serves as a member of the board of directors and the audit committee of Eargo Inc., a publicly traded medical device company and at Calyxo Inc., a privately held medical device company. Mr. Hughes received a B.S. in Finance from San Francisco State University and an M.B.A. from the University of Chicago.
We believe that Mr. Hughes’ expertise in successfully leading high-growth companies, his experience in strategic planning and his knowledge of mergers and acquisitions qualifies him to serve as a member of the Board.

Atul Pande, M.D. has served as a member of ISL’s board of directors since October 2019. Since the closing of the Business Combination in December 2019, Dr. Pande has served as a member of our Board. Dr. Pande has extensive experience in treatment development across multiple disease areas. He is currently an independent board member of Sio Gene Therapies, Karuna Therapeutics, Autifony Therapeutics, and Perception Neurosciences. He previously served as the Chief Medical Officer of PureTech Health, Chief Medical Officer of Tal Medical, and medical advisor to PureTech Health. Since April 2014, he has also served as President of Verity BioConsulting, a drug development consulting firm that provides services to clients in the biopharmaceutical business. From 2007 to April 2014, Dr. Pande was Senior Vice President and Senior Advisor, Pharmaceutical R&D at GlaxoSmithKline. He has also held senior roles at Pfizer R&D, Parke-Davis/ Warner-Lambert and Lilly Research Laboratories. He has been on the Scientific Advisory Boards of Cennerv Pharma and Centrexion Corporation. Dr. Pande is a physician who completed his research fellowship training in psychiatry at the University of Michigan Medical School and his postgraduate specialty training and psychiatry residency program at Western University.
We believe that Dr. Pande’s medical background and his significant knowledge of the biopharmaceutical industry qualifies him to serve as a member of the Board.
Eric Venker, M.D., Pharm.D. has served as a member of our Board since February 2020. Since February 2021, Dr. Venker has served as President, Chief Operating Officer of RSI, having previously served as Chief Operating Officer of RSI, since November 2018. Previously, from October 2017 to October 2018, he was Chief of Staff to RSI’s Chief Executive Officer, and from 2014 to 2015, as an Analyst at RSI. From 2015 to 2017, Dr. Venker was a physician at New York Presbyterian Hospital/Columbia University Medical Center, where he trained in internal medicine, and also served as Chair of the House Staff Quality Council leading operational initiatives to improve efficiencies. From 2011 to 2015, Dr. Venker was a Clinical Pharmacist at Yale-New Haven Hospital. Dr. Venker presently serves on the boards of directors of Arbutus Biopharma Corp., Sio Gene Therapies, Inc. and several private biopharmaceutical companies. He received his Pharm.D. from St. Louis College of Pharmacy and his M.D. from Yale School of Medicine.
We believe that Dr. Venker’s medical background and experience in the biopharmaceutical industry qualify him to serve as a member of the Board.
Family Relationships
There are no family relationships between the Board and any of our executive officers.
Board Leadership Structure
We believe that all members of the Board should have a voice in the affairs and the management of Immunovant. The Board believes that our stockholders are best served at this time by having a chairperson, who is an integral part of our Board structure and a critical aspect of effective corporate governance. Dr. Torti has served as chairperson of the Board since the closing of the Business Combination in December 2019. Dr. Torti brings considerable skills and experience, as described above, to the role. While our Chief Executive Officer has primary responsibility for preparing the agendas for Board meetings, our chairperson has significant responsibilities, which are set forth in our corporate governance guidelines, and include, in part:
•Establishing the agenda for regular Board meetings;
•Coordinating with the committee chairs regarding meeting agendas and information requirements, and presiding over portions of meetings of the Board at which the evaluation or compensation of the Chief Executive Officer is presented or discussed;
•Coordinating the activities of the other directors, and performing such other duties the Board may establish or delegate from time to time; and
•Acting as principal liaison between the members of the Board and the Chief Executive Officer.
The active involvement of our independent directors, combined with the qualifications and significant responsibilities of our chairperson and other directors, provide balance on the Board and promote strong, independent oversight of our management and affairs.

Role of the Board in Risk Oversight
The Board and each of its committees has an active role in overseeing management of our risks. The Board regularly reviews information regarding our credit, liquidity and operations, as well as the risks associated with each. The Audit Committee’s charter mandates the Audit Committee to review and discuss with management, and our independent registered public accounting firm, as appropriate, our major financial risk exposures and the steps taken by management to monitor and control these exposures. The Compensation Committee is responsible for overseeing the management of risks relating to our executive compensation plans and arrangements. The Nominating and Corporate Governance Committee manages risks associated with the independence of the Board and potential conflicts of interest. While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks.
Meetings of the Board and Its Committees
The Board met ten times during the fiscal year ended March 31, 2021. The Audit Committee met seven times during the fiscal year ended March 31, 2021. The Compensation Committee met five times during the fiscal year ended March 31, 2021. The Nominating and Corporate Governance Committee met two times during the fiscal year ended March 31, 2021. Each director attended 75% or more of the aggregate number of meetings of the Board and of the committees on which he served, held during the portion of the fiscal year ended March 31, 2021 for which he was a director or committee member.
Information Regarding Committees of the Board
The Board has an Audit Committee, a Compensation Committee and a Nominating and Corporate Governance Committee. The following table provides membership information for the fiscal year ended March 31, 2021 for each of these Board committees:

Name	Audit	Compensation	Nominating and Corporate Governance
Peter Salzmann, M.D., M.B.A.
Frank M. Torti, M.D., M.B.A.		☑	☑
Andrew Fromkin(1)		☑*	☑*
Douglas Hughes	☑	☑
George Migausky	☑*
Atul Pande, M.D.(2)	☑
Eric Venker, M.D., Pharm.D.			☑

*    Committee Chairperson
(1)    Mr. Fromkin replaced Dr. Pande as the Chairperson of the Nominating and Corporate Governance Committee in January 2021.
(2)    Dr. Pande replaced Mr. Fromkin on the Audit Committee in January 2021.
    Below is a description of the Audit Committee, Compensation Committee and Nominating and Corporate Governance Committee of the Board. The written charters of the committees are available to stockholders on the investors section of our website at www.immunovant.com. Each of the committees has authority to engage legal counsel or other experts or consultants, as it deems appropriate to carry out its responsibilities.
Audit Committee
The Audit Committee consists of Mr. Migausky, Mr. Hughes and Dr. Pande, with Mr. Migausky as the chairperson of the Audit Committee. The Audit Committee consists solely of directors who are independent under the listing standards of the Nasdaq Stock Market LLC (“Nasdaq”) and meet the independence standards set forth in Rule 10A-3 of the Exchange Act of 1934, as amended (the “Exchange Act”). The Board has further determined that each of the members of the Audit Committee satisfies the financial literacy and sophistication requirements of the SEC and Nasdaq listing rules. In addition, the Board has determined that Mr. Migausky and Mr. Hughes each qualify as an audit committee financial expert, as defined in Item 407(d)(5) of Regulation S-K promulgated under the Securities Act of 1933, as amended (the “Securities Act”).

The principal duties and responsibilities, among others, of our Audit Committee include:
•recommending whether to retain an independent registered public accounting firm to serve as independent auditor to audit our financial statements, overseeing the independent auditor’s work and determining the independent auditor’s compensation;
•approving in advance all audit services and non-audit services to be provided by our independent auditor;
•establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls, auditing or compliance matters, as well as for the confidential, anonymous submission by our employees of concerns regarding questionable accounting or auditing matters;
•overseeing our risk assessment and risk management processes;
•reviewing and ratifying all related party transactions, based on the standards set forth in our related party transactions policy;
•reviewing and discussing with management and the independent auditor the results of the annual audit and the independent auditor’s review of our quarterly financial statements;
•conferring with management and the independent auditor about the scope, adequacy and effectiveness of our internal accounting controls, the objectivity of our financial reporting and our accounting policies and practices;
•making periodic reports to the Board regarding compliance matters, including reporting any substantial deviations from, or potential violations of, our compliance policies and procedures;
•establishing internal reporting procedures for employees to confidentially report to our compliance officer any identified issues or questions regarding our compliance program; and
•developing, recommending, reviewing and updating our compliance policies and procedures to ensure continued compliance with the current legal and regulatory landscape in which we operate.
Both our independent registered public accounting firm and management periodically meet privately with the Audit Committee.
Compensation Committee
The Compensation Committee consists of Mr. Fromkin, Mr. Hughes and Dr. Torti, with Mr. Fromkin as the chairperson of the Compensation Committee. The principal duties and responsibilities, among others, of our Compensation Committee include:
•reviewing and making recommendations to the Board regarding, performance goals and objectives relevant to the compensation of our chief executive officer, evaluating the performance of our Chief Executive Officer in light of those goals and objectives and recommending to the full Board for approval, the Chief Executive Officer’s compensation, including incentive-based and equity-based compensation, based on that evaluation;
•review and recommend to the Board the compensation of other executive officers, based in part on recommendations of the Chief Executive Officer;
•exercising administrative authority under our equity incentive plan and any employee benefit plans;
•making recommendations to the Board regarding director compensation;
•overseeing risks and exposures associated with executive and director compensation plans and arrangements;
•reviewing and discussing with management the compensation discussion and analysis that we may be required from time to time to include in SEC filings; and
•preparing a Compensation Committee report on executive and director compensation as may be required from time to time to be included in our annual proxy statements or annual reports on Form 10-K filed with the SEC.

Compensation Committee Processes and Procedures
Typically, the Compensation Committee will meet at least twice annually and with greater frequency if necessary. The agenda for each meeting is usually developed by the Chair of the Compensation Committee, in consultation with the Chief Executive Officer and the Chief Financial Officer. The Compensation Committee meets from time to time in executive session. In addition, from time to time, various members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, to provide financial or other background information or advice or to otherwise participate in Compensation Committee meetings. The Chief Executive Officer may not participate in, or be present during, any deliberations or determinations of the Compensation Committee regarding his compensation. The charter of the Compensation Committee grants the Compensation Committee full access to all books, records, facilities and personnel of Immunovant. In addition, under the charter, the Compensation Committee has the authority to obtain, at the expense of Immunovant, advice and assistance from compensation consultants and internal and external legal, accounting or other advisors and other external resources that the Compensation Committee considers necessary or appropriate in the performance of its duties. The Compensation Committee has direct responsibility for the oversight of the work of any consultants or advisers engaged for the purpose of advising the Committee. In particular, the Compensation Committee has the sole authority to retain, in its sole discretion, compensation consultants to assist in its evaluation of executive and director compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. Under the charter, the Compensation Committee may select, or receive advice from, a compensation consultant, legal counsel or other adviser to the Compensation Committee, other than in-house legal counsel and certain other types of advisers, only after taking into consideration six factors, prescribed by the SEC and Nasdaq, that bear upon the adviser’s independence; however, there is no requirement that any adviser be independent.
During the fiscal year ended March 31, 2021, after taking into consideration the six factors prescribed by the SEC and Nasdaq described above, the Compensation Committee engaged Compensia as its compensation consultant. The Compensation Committee requested that Compensia:
•evaluate the efficacy of our existing compensation strategy and practices in supporting and reinforcing our long-term strategic goals; and
•assist in refining our compensation strategy to execute that long-term strategy.
As part of its engagement, Compensia was requested by the Compensation Committee to develop a comparative group of companies and to perform analyses of competitive performance and compensation levels for that group. Compensia ultimately developed recommendations that were presented to the Compensation Committee for its consideration. Following an active dialogue with Compensia, the Compensation Committee approved the recommendations.
Under its charter, the Compensation Committee may form, and delegate authority to, subcommittees as appropriate. The Board has delegated authority to Dr. Salzmann, to whom it delegated authority to grant, without any further action required by the Compensation Committee, stock options and other equity incentives to employees who are not executive officers of Immunovant. The purpose of this delegation of authority is to enhance the flexibility of equity incentive administration within Immunovant and to facilitate the timely grant of equity incentives to non-executive officer employees, particularly new employees, within specified limits approved by the Compensation Committee or the Board.
The Compensation Committee has recommended adjustments to annual compensation, determined bonus and equity awards and established new performance objectives at one or more meetings held during the first half of the calendar year, subject to final determination by the Board. The Compensation Committee also considers matters related to individual compensation, such as compensation for new executive hires, as well as high-level strategic issues, such as the efficacy of our compensation strategy, potential modifications to that strategy and new trends, plans or approaches to compensation, at various meetings throughout the year. Generally, the Compensation Committee’s process comprises two related elements: the determination of compensation levels and the establishment of performance objectives for the current year. For executives other than the Chief Executive Officer, the Compensation Committee solicits and considers evaluations and recommendations submitted to the Committee by the Chief Executive Officer. In the case of the Chief Executive Officer, the evaluation of his performance is conducted by the Compensation Committee, which determines any adjustments to his compensation as well as awards to be granted. For all executives and directors as part of its deliberations, the Compensation Committee may review and consider, as appropriate, materials such as financial reports and projections, operational data, tax and accounting information, tally sheets that set forth the total compensation that may become payable to executives in various hypothetical scenarios, executive and director stock ownership information, company stock performance data, analyses of historical executive compensation levels and current company-wide compensation levels and recommendations of the Compensation Committee’s compensation consultant, including analyses of executive and director compensation paid at other companies identified by the consultant.

Nominating and Corporate Governance Committee
The Nominating and Corporate Governance Committee consists of Mr. Fromkin and Drs. Torti and Venker, with Mr. Fromkin as the chairperson of the Nominating and Corporate Governance Committee. The principal duties and responsibilities, among others, of our Nominating and Corporate Governance Committee include:
•assessing the need for new directors and identifying individuals qualified to become directors;
•recommending to the Board the persons to be nominated for election as directors and to each of the Board’s committees;
•assessing individual director performance, participation and qualifications;
•recommending and overseeing the implementation of and monitoring compliance with, our corporate governance guidelines, and periodically reviewing and recommending any necessary or appropriate changes to our corporate governance guidelines;
•monitoring the effectiveness of the Board and the quality of the relationship between management and the Board; and
•overseeing the periodic evaluation of the Board’s performance.
The Nominating and Corporate Governance Committee evaluates director nominees for election to the Board by our stockholders at the annual meeting of stockholders in the context of the current composition of the Board, our operating requirements and the long-term interests of our stockholders. The Nominating and Corporate Governance Committee and the Board believe that such candidates should have certain minimum qualifications, including the ability to read and understand basic financial statements, being over 21 years of age and having the highest personal integrity and ethics. In considering candidates for election to the Board by the holders of our common stock, other factors will also be considered, such as possessing relevant expertise upon which to be able to offer advice and guidance to management, having sufficient time to devote to the affairs of Immunovant, demonstrated excellence in his or her field, having the ability to exercise sound business judgment, diversity and having the commitment to rigorously represent the long-term interests of our stockholders. In conducting this assessment, the Nominating and Corporate Governance Committee will consider the minimum Board membership criteria described above, as well as diversity, age, skills and such other factors as it deems appropriate, given the current needs of the Board and our business, to maintain a balance of knowledge, experience and capability.
In the case of incumbent directors whose terms of office are set to expire at the annual meeting of stockholders, the Nominating and Corporate Governance Committee reviews these directors’ overall service to us during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence. In the case of new director candidates for election to the Board by holders of our common stock, the Nominating and Corporate Governance Committee also determines whether the nominee is independent for Nasdaq purposes, which determination is based upon applicable Nasdaq listing standards, applicable SEC rules and regulations and the advice of counsel, if necessary. The Nominating and Corporate Governance Committee then uses its network of contacts to compile a list of potential candidates, but may also engage, if it deems appropriate, a professional search firm. The Nominating and Corporate Governance Committee conducts any appropriate and necessary inquiries into the backgrounds and qualifications of possible candidates after considering the function and needs of the Board. The Nominating and Corporate Governance Committee meets to discuss and consider the candidates’ qualifications and then selects a nominee for recommendation to the Board.
The Nominating and Corporate Governance Committee will consider stockholder recommendations of director candidates for election to the Board by holders of our common stock. The Nominating and Corporate Governance Committee does not intend to alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether the candidate was recommended by a stockholder. Stockholders who wish to recommend individuals for consideration by the Nominating and Corporate Governance Committee to become nominees for election to the Board by holders of our common stock at an annual meeting of stockholders may do so by delivering a written recommendation to the Nominating and Corporate Governance Committee at the following address: Nominating and Corporate Governance Committee, c/o Immunovant, Inc., 320 West 37th Street, New York, New York 10018, Attn: Secretary, at least 120 days prior to the anniversary date of the mailing of our proxy statement for the last annual meeting of stockholders. Submissions must include, among other things, the full name of the proposed candidate, a description of the proposed candidate’s business experience for at least the previous five years, complete biographical information, a description of the proposed candidate’s qualifications as a director, and such other information as required by our amended and restated bylaws. Any such submission must be accompanied by the written consent of the proposed candidate to be named as a nominee and to serve as a director if elected.

Special Committee
The Special Committee was formed on March 19, 2021 as our Board of Directors considers RSL’s proposal of a potential transaction whereby RSL or its affiliate would acquire all of our issued and outstanding shares of common stock not currently held by RSL (the “Potential Transaction”). The Special Committee consists of Mr. Hughes and Mr. Migausky who are independent. The Special Committee was delegated the authority, duty and power:
•to review and consider whether it would be appropriate and desirable for us to consider a Potential Transaction;
•to identify, review and evaluate alternatives to the Potential Transaction that may be available to us, including remaining an independent company;
•to review and evaluate, and, as appropriate, negotiate the price, structure, form, terms and conditions of the Potential Transaction or any alternatives and the form, terms and conditions of any definitive agreements in connection with the Potential Transaction or any alternatives;
•to make recommendations to the Board relating to, and to communicate (including, but not limited to, communications with our stockholders, other investors, management, other directors and advisors and representatives) regarding a Potential Transaction or any alternative thereto;
•to recommend to the Board what further action, if any, should be taken with respect to a Potential Transaction or any alternative thereto; and
•to take all such other actions as the Special Committee determines necessary, appropriate or advisable in connection with any and all aspects of (including, but not limited to, process, proposals, offers and inquiries in connection with) a Potential Transaction or any alternatives.
For a discussion on RSL’s significant ownership of our shares of common stock and related possible risks, please refer to Item 1A. Risk Factors, “RSL owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.”

Code of Business Conduct and Ethics
The Board has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”), applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.immunovant.com. We will disclose any amendments to the Code of Conduct, or any waivers of our requirements, on our website to the extent required by the applicable rules and exchange requirements.
Executive Officers
The following table sets forth certain information about our executive officers as of June 1, 2021 who are not directors:

Name	Age	Position
Pamela Yanchik Connealy, M.B.A.	59	Chief Financial Officer
Julia G. Butchko, Ph.D.	50	Chief Development and Technology Officer
William L. Macias, M.D., Ph.D.	63	Chief Medical Officer
Pamela Yanchik Connealy, M.B.A. has served as our Chief Financial Officer since November 2019. From August 2018 to November 2019, Ms. Connealy served as the Chief Financial Officer, Chief Operating Officer and Chief Human Resources Officer of Kiva, a San Francisco based nonprofit organization. From April 2014 to June 2018, Ms. Connealy served as Global Head of Talent at the Bill & Melinda Gates Foundation, focusing on talent management, compensation, benefits, and global mobility. From March 2012 to November 2013, she served as Vice President of Business Operations at Salesforce, a software company, and from March 2002 to April 2010, Ms. Connealy served as a Vice President and Corporate Officer at Genentech, a biotechnology company, with roles including Chief Financial Officer of Research & Development, Global Head of Procurement and other Commercial and Technology roles. Ms. Connealy currently serves as a member of the board of directors and Chair of the audit committee of Orchestra BioMed, Inc., a biotechnology company. Ms. Connealy earned a B.S. in Chemistry from Gannon University and an M.B.A. in Finance from the University of St. Thomas in Houston, Texas.

Julia G. Butchko, Ph.D. has served as our Chief Development and Technology Officer since October 2019. From March 2018 to June 2019, Dr. Butchko served as the Chief of Staff for the BioMedicine’s Business Unit at Eli Lilly and Company, a pharmaceutical company, where she was responsible for Immunology and Neurology Strategy and Operations. From June 2014 to May 2016, Dr. Butchko was the Vice President of Oncology Portfolio Management and Clinical Development and from September 2012 to May 2014, she participated in a rotational program completing assignments in Autoimmune Market Research and Men’s Health Marketing. She also served as Senior Director of Biologics and Device Project Management in Lilly’s Research and Development organization from July 2009 to September 2012. Earlier in her career, Dr. Butchko held significant roles in product development, marketing, manufacturing, and quality. She earned a B.S. in Chemistry from the State University of New York, College at Fredonia, a Ph.D. in Chemistry from Pennsylvania State University and a Business Certificate from Indiana University Kelley School of Business.
William L. Macias, M.D., Ph.D. has served as our Chief Medical Officer since June 2021. From 2018 to May 2021, Dr. Macias was the Chief Executive Officer at Focus Biomedical Consulting LLC and in that role was the interim Chief Medical Officer for Promethera Biosciences SA from 2019 through 2020. From 1994 through 2017, Dr. Macias was at Eli Lilly and Company ('Lilly'). At Lilly he led multiple clinical development programs leading to the submission and approval of medications across diverse therapeutic areas in both biologic and small molecules. From 2011 onward, he held multiple global development leadership roles in the Biomedicines Business Unit at Lilly. Prior to joining Eli Lilly and Company, he was an Associate Professor of Medicine at Indiana University School of Medicine. Dr. Macias earned a B.A. in Biology from Marquette University and both an M.D. and Ph.D. from Indiana University School of Medicine. He held board certifications in Internal Medicine, Nephrology, and Critical Care Medicine.
Item 11. Executive Compensation
Our named executive officers for the fiscal year ended March 31, 2021, were:
•Peter Salzmann, M.D., M.B.A., our Chief Executive Officer;
•Pamela Yanchik Connealy, M.B.A., our Chief Financial Officer;
•Julia G. Butchko, Ph.D., our Chief Development and Technology Officer;
•Michael J. Elliott, M.B.B.S., Ph.D., FRACP, our former Chief Scientific Officer; and
•Rita Jain, M.D., our former Chief Medical Officer
Summary Compensation Table
The following table shows information regarding the compensation earned by or paid to our named executive officers during the fiscal years ended March 31, 2021 and 2020. Since Drs. Butchko, Elliott and Jain were not named executive officers during the previous fiscal year, we provided information with respect to their compensation solely with respect to the fiscal year ended March 31, 2021.

Name and Principal Position	Fiscal Year	Salary	Bonus(1)	Stock Awards(2)	Option Awards(2)	Non-Equity Incentive Plan Compensation(3)	All Other Compensation	Total
Peter Salzmann, M.D., M.B.A.	2020	$ 567,000	$ 311,850	$ 3,252,500(4)	$ 11,104,950	$ —	$ 139,004(5)	$ 15,375,304
Chief Executive Officer	2019	361,010	500,000(6)	—	7,721,344	224,480(7)	—	8,806,834

Pamela Yanchik Connealy, M.B.A.	2020	393,000	157,200	785,400	4,258,363	—	8,742	5,602,705
Chief Financial Officer	2019	147,618	—	—	2,437,762	61,233(7)	129,321(8)	2,775,934

Julia G. Butchko, Ph.D.	2020	372,000	148,800	926,500	6,384,856	—	10,201(9)	7,842,357
Chief Development and Technology Officer

Michael J. Elliott,(10)	2020	242,425	96,000	1,659,200	14,229,311	—	9,695	16,236,631
M.B.B.S., Ph.D., FRACP Former Chief Scientific Officer

Rita Jain, M.D.(11) Former Chief Medical Officer	2020	101,137	38,526	2,703,005	10,666,997	—	3,319	13,512,984

(1) Represents amounts earned under our bonus program based on the achievement of corporate performance goals and other factors deemed relevant by the Compensation Committee of the Board. The annual performance bonuses for each of the named executive officers were based upon the achievement of corporate performance goals of 100% for Dr. Salzmann, and for Ms. Connealy, Dr. Butchko, Dr. Elliott and Dr. Jain, corporate performance goals of 80% and individual performance goals of 20%. For the fiscal year ended March 31, 2021, the target performance bonuses for Dr. Salzmann, Ms. Connealy, Dr. Butchko, Dr. Elliott and Dr. Jain were 55%, 40%, 40%, 40% and 40%, respectively, of their base salary. Based on the achievement of their corporate and performance goals, the Company paid 100% of their target bonuses. Whether or not a bonus is paid for any year is solely within the discretion of the Compensation Committee of the Board. While the Compensation Committee has established general guidelines related to bonus target amounts and the portion of each named executive officer’s annual cash bonus that is tied to company-wide, department or personal performance components, the Compensation Committee exercises broad discretion in determining the amount of cash bonuses. Accordingly, we do not consider these bonuses to be “Non-Equity Incentive Plan Compensation” within the meaning of applicable SEC rules.
(2) Amounts reported represent the aggregate grant date fair value of restricted stock units (“RSUs”) and stock options granted to such named executive officers during the fiscal year ended March 31, 2021 and March 31, 2020 under the 2019 Equity Incentive Plan (the “2019 Plan”) and the 2018 Equity Incentive Plan (“2018 Plan”), as applicable, computed in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 718 (“ASC Topic 718”), excluding the effect of estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs and stock options reported in this column are set forth in Note 10 – Stock-Based Compensation to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2021. This amount does not reflect the actual economic value that may be realized by the named executive officer.
(3) Represents amounts paid based on our Compensation Committee’s review and certification of corporate performance and individual achievements for all the named executive officers in the fiscal year ended March 31, 2020 under our annual bonus plan.
(4) Includes the issuance of 25,000 RSUs (the “RSL RSUs”) from RSL under RSL’s Amended and Restated 2015 Equity Incentive Plan (“RSL 2015 EIP”). These RSL RSUs will vest to the extent certain performance and liquidity event criteria are met, as more fully described in the table titled “Outstanding Equity Awards as of March 31, 2021” below. The grant date fair value was calculated in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The amounts reported for any awards subject to liquidity event conditions were calculated based on the probable outcome of such liquidity event as of the grant date, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under ASC Topic 718, excluding the effect of estimated forfeitures. This amount does not reflect the actual economic value that may be realized by Dr. Salzmann. As of the grant date, the RSL RSU’s performance criteria were deemed not probable of occurring, therefore no share-based compensation expense has been recorded related to these RSL RSUs. Assuming that all of the vesting conditions to these RSL RSUs were met, the value of these RSL RSUs as of the grant date would have been $1,000,000.
(5) Amount reflects $9,428 of 401(k) Employee Benefit Plan contributions, $1,586 of life insurance premiums and $127,990 of relocation expense reimbursement.
(6) Amount represents a signing bonus.

(7) Represents the pro rata portion of the fiscal year 2019 annual cash bonus awarded to Dr. Salzmann and Ms. Connealy based on the achievement of overall company performance criteria and individual performance criteria as determined by the Board.
(8) Amount represents reimbursement of relocation expenses of $75,000 and related tax gross-up of $54,321.
(9) Amount reflects $8,715 of 401(k) Employee Benefit Plan contributions, $986 of life insurance premiums and $500 of office expenses.
(10) Dr. Elliott left the Company in May 2021.
(11) Dr. Jain left the Company in May 2021.

Outstanding Equity Awards at March 31, 2021
The following table shows certain information regarding outstanding equity awards held by each of our named executive officers at March 31, 2021:

	Option Awards					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares of Stock That Have Not Vested(1)
Peter Salzmann, M.D., M.B.A. Chief Executive Officer	06/20/2019	647,081	831,962(2)	$ 7.86	06/19/2029
	05/15/2020	—	430,700(3)	19.01	05/14/2030
	01/21/2021	—	—	—	—	25,000(4)	$962,500(5)
	03/19/2021	—	464,700(3)	17.00	03/18/2031	132,500(6)	2,125,300

Pamela Yanchik Connealy, M.B.A.	11/20/2019	135,496	298,092(2)	8.43	11/19/2029
Chief Financial Officer	05/15/2020	—	180,500(3)	19.01	05/14/2030
	03/19/2021	—	162,000(3)	17.00	03/18/2031	46,200(6)	741,048

Julia G. Butchko, Ph.D.	11/20/2019	135,496	298,092(2)	8.43	11/19/2029
Chief Development and Technology Officer	05/15/2020	—	319,700(3)	19.01	05/14/2030
	03/19/2021	—	191,100(3)	17.00	03/18/2031	54,500(6)	874,180

Michael J. Elliott, M.B.B.S., Ph.D., FRACP(8) Former Chief Scientific Officer	09/04/2020	—	400,000(2)	36.00	09/03/2030
	03/19/2021	—	342,300(3)	17.00	03/18/2031	97,600(6)	1,565,504

Rita Jain, M.D.(10)	01/22/2021	—	220,000(2)	42.19	01/22/2031	20,000(7)	320,800
Former Chief Medical Officer	03/19/2021	—	342,300(3)	17.00	03/18/2031	97,600(6)	1,565,504
	03/19/2021	—	—	—	—	11,765(9)	188,711

(1) Except as noted in footnote (5) below, market value is calculated based on the closing price of our common stock on March 31, 2021, which was $16.04 per share, as reported on Nasdaq.
(2) 25% of the shares underlying each of these options vest on the first anniversary of the grant date, and the remainder vests in 12 equal quarterly installments thereafter, subject to the named executive officer’s continuous service as of each such vesting date. In the event of a change in control all such options will immediately vest in full and become exercisable.
(3) 25% of the shares underlying each of these options vest on the first anniversary of the grant date, and the remainder vests in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service as of each such vesting date.

(4) Reflects the grant of RSL RSUs outstanding under the RSL 2015 EIP that vest upon the satisfaction of both a “service” requirement and a “liquidity event” requirement. The service requirement applicable to the RSL RSUs is satisfied as follows: (i) 25% of the RSL RSUs satisfy the service requirement on the first anniversary of the vesting commencement date and (ii) the remaining 75% of the RSL RSUs satisfy the service requirement in 36 successive equal monthly installments thereafter, in each case, subject to Dr. Salzmann’s continuous service through the applicable vesting date. The liquidity event requirement will be satisfied upon the first to occur of a “change in control” or “initial public offering” of RSL (as defined in the RSL 2015 EIP and the applicable award agreement) prior to the expiration date of the RSL RSUs, which is eight years from the grant date. If the liquidity event requirement is not satisfied before the expiration date, the RSL RSUs will be forfeited. The number of RSL RSUs reflected in the table above assumes full attainment of the liquidity event requirement. In the event Dr. Salzmann’s continuous service is involuntarily terminated for any reason other than for “cause” within 12 months following the consummation of a “change in control,” the RSL RSUs will become fully vested.
(5) Market value is calculated based on the fair value of RSL common shares on March 31, 2021, which was $38.50 per share. Significant judgment and estimates were used to estimate the fair value of the RSL RSUs, as they are not currently publicly traded. The fair value was estimated based on various corporate event-based considerations, including certain thresholds for future financing and liquidity events of RSL as defined in the applicable agreement and Monte Carlo simulation.
(6) 25% of the shares underlying the restricted stock units vest on the first anniversary of the grant date, and the remainder vests in 36 equal monthly installments thereafter, subject to the named executive officer’s continuous service as of each such vesting date.
(7) 25% of the shares underlying the restricted stock units vest on the first anniversary of the grant date, and the remainder vests in 12 equal quarterly installments thereafter, subject to Dr. Jain’s continuous service as of each such vesting date.
(8) Dr. Elliott left the Company in May 2021.
(9) The shares underlying the restricted stock units vest in their entirety six months after the date of grant on September 19, 2021, subject to Dr. Jain’s continuous service as of each such vesting date.
(10) Dr. Jain left the Company in May 2021.
Pension Benefits
Our named executive officers did not participate in, or otherwise receive any benefits under, any pension or retirement plan sponsored by us during the fiscal year ended March 31, 2021.
Nonqualified Deferred Compensation
Our named executive officers did not participate in, or earn any benefits under, a nonqualified deferred compensation plan sponsored by us during the fiscal year ended March 31, 2021.
Employment Arrangements
We have employment agreements with each of our named executive officers. The agreements generally provide for at-will employment and set forth the executive officer’s initial base salary, eligibility for employee benefits and confirmation of the terms of previously issued equity grants, including in some cases severance benefits on a qualifying termination of employment. In addition, each of our named executive officers has executed our standard employee non-disclosure, invention assignment and restrictive covenant agreement.
Peter Salzmann, M.D., M.B.A.
In May 2019, we entered into an employment agreement with Dr. Salzmann, our Chief Executive Officer. The agreement provides for an annual base salary of $450,000 and a signing bonus of $500,000. Dr. Salzmann is also eligible to earn an annual discretionary cash bonus, with a target bonus opportunity equal to 50% of his base salary. He was also entitled to reimbursement of relocation expenses of up to $75,000 in actual costs incurred, subject to a gross-up for applicable taxes (exclusive of the $75,000 cap).
If we terminate Dr. Salzmann without “cause” or he resigns for “good reason” (each, as defined in his employment agreement), then, subject to Dr. Salzmann executing and not revoking a general release of all claims, he will be entitled to (1) an amount equal to 12 months of his annual base salary, and (2) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation, with such aggregate amount payable in equal installments over the 12-month period following the date of his termination or resignation in accordance with customary payroll practices.

In addition, if we terminate Dr. Salzmann without cause or he resigns for good reason within 12 months following a “change in control” (as defined in the 2018 Plan), then, subject to Dr. Salzmann executing and not revoking a general release of all claims, he will be entitled to (1) an amount equal to 1.5 times the sum of his then-current annual base salary and his target annual performance bonus (calculated at 50% of his then-current base salary), (2) continuation of health insurance coverage under COBRA for up to 18 months following termination or resignation, with such aggregate amount payable in equal installments over the 18-month period following the date of his termination or resignation in accordance with customary payroll practices, and (3) acceleration of any time-vested equity awards outstanding on the resignation or termination date.
Pamela Yanchik Connealy, M.B.A.
In October 2019, we entered into an employment agreement with Ms. Connealy, our Chief Financial Officer. The agreement provides for an annual base salary of $375,000. Ms. Connealy is also eligible to earn an annual discretionary cash bonus, with a target bonus opportunity equal to 40% of her base salary. She was also entitled to reimbursement of relocation expenses of up to $75,000 in actual costs incurred, subject to a gross-up for applicable taxes (exclusive of the $75,000 cap).
If we terminate Ms. Connealy without “cause” or she resigns for “good reason” (each, as defined in her employment agreement), then, subject to Ms. Connealy executing and not revoking a general release of all claims, she will be entitled to (1) an amount equal to nine months of her annual base salary, and (2) continuation of health insurance coverage under COBRA, grossed up for taxes, for up to nine months following termination or resignation, with such aggregate amount payable in equal installments over the nine-month period following the date of her termination or resignation in accordance with customary payroll practices.
In addition, if we terminate Ms. Connealy without cause or she resigns for good reason within 12 months following a “change in control” (as defined in ISL’s 2018 Plan), then, subject to Ms. Connealy executing and not revoking a general release of all claims, she will be entitled to (1) an amount equal to the sum of her then-current annual base salary and her target annual performance bonus (calculated at 40% of her then-current base salary), (2) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation, with such aggregate amount payable in equal installments over the 12-month period following the date of her termination or resignation in accordance with customary payroll practices, and (3) acceleration of any time-vested equity awards outstanding on the resignation or termination date.
Julia G. Butchko, Ph.D.
In October 2019, we entered into an employment agreement with Dr. Butchko, our Chief Development and Technology Officer. The agreement provides for an annual base salary of $350,000. Dr. Butchko is also eligible to earn an annual discretionary cash bonus, with a target bonus opportunity equal to 40% of her base salary. She was also entitled to reimbursement of relocation expenses of up to $75,000 in actual costs incurred, subject to a gross-up for applicable taxes (exclusive of the $75,000 cap).
If we terminate Dr. Butchko without “cause” or she resigns for “good reason” (each, as defined in her employment agreement), then, subject to Dr. Butchko executing and not revoking a general release of all claims, she will be entitled to (1) an amount equal to nine months of her annual base salary, and (2) continuation of health insurance coverage under COBRA, grossed up for taxes, for up to nine months following termination or resignation, with such aggregate amount payable in equal installments over the nine-month period following the date of her termination or resignation in accordance with customary payroll practices.
In addition, if we terminate Dr. Butchko without cause or she resigns for good reason within 12 months following a “change in control” (as defined in ISL’s 2018 Plan), then, subject to Dr. Butchko executing and not revoking a general release of all claims, she will be entitled to (1) an amount equal to the sum of her then-current annual base salary and her target annual performance bonus (calculated at 40% of her then-current base salary), (2) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation, with such aggregate amount payable in equal installments over the 12-month period following the date of her termination or resignation in accordance with customary payroll practices, and (3) acceleration of any time-vested equity awards outstanding on the resignation or termination date.

Michael J. Elliott, M.B.B.S., Ph.D., FRACP
In August 2020, we entered into an employment agreement with Dr. Elliott, our former Chief Scientific Officer. The agreement provided for an annual base salary of $400,000. Dr. Elliott was also eligible to earn an annual discretionary cash bonus, with a target bonus opportunity equal to 40% of his base salary.
If we terminate Dr. Elliott without “cause” or he resigns for “good reason” (each, as defined in his employment agreement), then, subject to Dr. Elliott executing and not revoking a general release of all claims, he will be entitled to (1) an amount equal to six months of his annual base salary, and (2) continuation of health insurance coverage under COBRA, grossed up for taxes, for up to six months following termination or resignation, with such aggregate amount payable in equal installments over the six-month period following the date of his termination or resignation in accordance with customary payroll practices.

In addition, if we terminate Dr. Elliott without cause or he resigns for good reason within 12 months following a “change in control” (as defined in the 2019 Plan), then, subject to Dr. Elliott executing and not revoking a general release of all claims, he will be entitled to (1) an amount equal to the sum of his then-current annual base salary and his target annual performance bonus (calculated at 40% of his then-current base salary), (2) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation, with such aggregate amount payable in equal installments over the 12-month period following the date of his termination or resignation in accordance with customary payroll practices, and (3) acceleration of any time-vested equity awards outstanding on the resignation or termination date.

In May 2021, Dr. Elliott left the Company and we have no further obligations under this employment agreement.

Rita Jain, M.D.

In December 2020, we entered into an employment agreement with Dr. Jain, our former Chief Medical Officer. The agreement provided for an annual base salary of $445,000. Dr. Jain was also eligible to earn an annual discretionary cash bonus, with a target bonus opportunity equal to 40% of her base salary.

If we terminate Dr. Jain without “cause” or she resigns for “good reason” (each, as defined in her employment agreement), then, subject to Dr. Jain executing and not revoking a general release of all claims, she will be entitled to (1) an amount equal to six months of her annual base salary, and (2) continuation of health insurance coverage under COBRA, grossed up for taxes, for up to six months following termination or resignation, with such aggregate amount payable in equal installments over the six-month period following the date of her termination or resignation in accordance with customary payroll practices.

In addition, if we terminate Dr. Jain without cause or she resigns for good reason within 12 months following a “change in control” (as defined in the 2019 Plan), then, subject to Dr. Jain executing and not revoking a general release of all claims, she will be entitled to (1) an amount equal to the sum of her then-current annual base salary and her target annual performance bonus (calculated at 40% of her then-current base salary), (2) continuation of health insurance coverage under COBRA for up to 12 months following termination or resignation, with such aggregate amount payable in equal installments over the 12-month period following the date of her termination or resignation in accordance with customary payroll practices, and (3) acceleration of any time-vested equity awards outstanding on the resignation or termination date.

In May 2021, Dr. Jain left the Company and we have no further obligations under this employment agreement.

2019 Equity Incentive Plan
In December 2019, in connection with the Business Combination, our stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. Our employees, directors and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards under the plan. Generally, each option will have an exercise price equal to the fair market value of our common stock on the date of grant and a ten-year contractual term. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of Immunovant, then the exercise price shall be 110% of the fair market value of our common stock on the date of grant and the option will have a five-year contractual term. Options that are forfeited, cancelled or have expired are available for future grants.

2018 Equity Incentive Plan
In September 2018, ISL adopted its 2018 Equity Incentive Plan (the “2018 Plan”), under which 3,667,997 shares of common stock were reserved for grant. In July 2019, the 2018 Plan was amended and restated to increase the number of shares of common stock reserved for grant to 4,768,396. Upon the closing of the Business Combination, we assumed all outstanding options, and, for accounting purposes, we are deemed to have assumed the 2018 Plan. The exchange of the stock options did not result in any incremental compensation expense, since there were no changes to the vesting terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan.
Director Compensation
The below table sets forth information regarding compensation earned by or paid to our directors for the fiscal year ended March 31, 2021.

Name	Fees Earned or Paid in Cash(1)	Stock Awards(2)(3)	Option Awards(2)(3)	All Other Compensation	Total
Frank M. Torti, M.D., M.B.A.(4)	$97,500	$866,284	$864,238	$—	$1,828,022
Andrew Fromkin(5)	74,011	733,047	730,034	—	1,537,092
Douglas Hughes(5)	66,250	733,047	730,034	—	1,529,331
George Migausky(5)	67,500	733,047	730,034	—	1,530,581
Atul Pande, M.D.(5)	59,740	733,047	730,034	45,750(6)	1,568,571
Eric Venker, M.D., Pharm.D.	—	—	—	—	—

(1) Includes annual fees paid to all directors for their service on the Board, including for their committee membership and service as Chairperson of such committee.
(2) Amounts reported represent the aggregate grant date fair value of RSUs and stock options granted to such non-executive director during the fiscal year ended March 31, 2021 under the 2019 Plan, computed in accordance with ASC Topic 718, excluding the effect of estimated forfeitures. The assumptions used in calculating the grant date fair value of the RSUs and stock options reported in this column are set forth in the Note 10 – Stock-Based Compensation to our audited consolidated financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2021. This amount does not reflect the actual economic value that may be realized by the director.
(3) The following table sets forth the aggregate number of RSUs and the aggregate number of shares underlying stock options held by each non-employee director as of March 31, 2021:

Name	RSUs	Number of Shares Underlying Options
Frank M. Torti, M.D., M.B.A.	47,600	225,263
Andrew Fromkin	40,200	137,481
Douglas Hughes	40,200	137,481
George Migausky	40,200	60,300
Atul Pande, M.D.	40,200	137,481
Eric Venker, M.D., Pharm.D.	—	—

(4) In May 2020, we issued to Dr. Torti an option to purchase 42,600 shares of our common stock with an exercise price of $19.01 per share. These options vest in eight equal quarterly installments, subject to Dr. Torti’s continuous service as of each vesting date. In March 2021, we issued to Dr. Torti an option to purchase 28,900 shares of our common stock with an exercise price of $17.00 per share. These options vest one year after the date of grant on March 19, 2022, subject to Dr. Torti’s continuous service as of such vesting date. In May 2020, we granted to Dr. Torti 28,400 RSUs, which vest in two equal annual installments on May 15, 2021 and May 15, 2022, subject to Dr. Torti’s continuous service as of each vesting date. In March 2021, we granted to Dr. Torti 19,200 RSUs, which vest in their entirety one year after the date of grant, subject to Dr. Torti’s continuous service as of such vesting date. Each RSU represents the contingent right to receive one share of common stock.

(5) In May 2020, we issued to the director an option to purchase 37,000 shares of our common stock with an exercise price of $19.01 per share. These options vest in eight equal quarterly installments, subject to the director’s continuous service as of each vesting date. In March 2021, we issued to the director an option to purchase 23,300 shares of our common stock with an exercise price of $17.00 per share. These options vest one year after the date of grant, subject to each director’s continuous service as of each vesting date. In May 2020, we granted to the director 24,700 RSUs, which vest in two equal annual installments on May 15, 2021 and May 15, 2022, subject to each director’s continuous service as of each vesting date. In March 2021, we granted to the director 15,500 RSUs, which vest in their entirety one year after the date of grant, subject to the director’s continuous service as of such vesting date. Each RSU represents the contingent right to receive one share of common stock.
(6) Amount represents a fee paid to Dr. Pande pursuant to a consulting agreement which was terminated in January 2021.
Director Compensation Policy

We have adopted a director compensation policy, pursuant to which our directors are eligible to receive cash compensation for service on our Board of Directors and committees of our Board of Directors. We also reimburse our directors for reasonable travel and out-of-pocket expenses incurred in connection with attending Board and committee meetings.
Directors who are also full-time officers or employees of Immunovant do not receive any additional compensation for serving as directors. Therefore, Dr. Salzmann, our Chief Executive Officer and one of our directors, does not receive any additional compensation for his service as a director. Dr. Salzmann’s compensation as an executive officer is set forth above under “Executive Compensation.” In addition, Dr. Venker has declined to receive any compensation during the fiscal years ended March 31, 2021 and 2022.
During the fiscal year ended March 31, 2021, each director (other than as noted above) received an annual cash retainer of $50,000 for serving on our Board of Directors. This amount remained the same for the fiscal year ending March 31, 2022, except for Dr. Frank Torti, the chairperson of our Board of Directors, for whom this amount was increased to $85,000 for the fiscal year ending March 31, 2022.
The chairperson and members of the three committees of our Board of Directors are entitled to the following additional annual cash retainers:

Board Committee	Chairperson Fee	Member Fee
Audit Committee	$17,500	$8,800
Compensation Committee	15,000	7,500
Nominating and Corporate Governance Committee	10,000	5,000
All annual cash compensation amounts are payable in equal quarterly installments in arrears, on the last day of each fiscal quarter for which the service occurred, pro-rated based on the days served in the applicable fiscal quarter.
A one-time cash retainer of $60,000 was paid in May 2021 to each of Mr. Hughes and Mr. Migausky as members of the Special Committee of the Board of Directors.
Each new director who joins our Board of Directors will receive an equity award with a value equal to $788,000 of our common stock under the 2019 Plan. Such equity award will be comprised of (i) 50% non-statutory stock options and (ii) 50% restricted stock unit award. The shares subject to these awards will vest on an annual basis over three years commencing on the grant date, subject to the director’s continuous service with us on each applicable vesting date.
In the event of a change of control (as defined in the 2019 Plan), any unvested shares subject to an award may fully vest and become exercisable immediately prior to the effective date of such change of control, subject to the director’s continuous service with us on the effective date of the change of control.
The exercise price per share of each stock option granted under the director compensation policy will be the closing price of our common stock as reported by The Nasdaq Global Select Market on the date of grant. Each stock option will have a term of ten years from the date of grant, subject to earlier termination in connection with a termination of the non-employee director’s continuous service with us.
Compensation Committee Interlocks and Insider Participation
None of our directors who serve as a member of our Compensation Committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth certain information regarding the ownership of our common stock as of March 31, 2021 by:
•each director;
•each named executive officer;
•all current executive officers and directors as a group; and
•all those known by us to be beneficial owners of more than five percent of our outstanding common stock.
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC by beneficial owners of more than five percent of our common stock. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 97,981,243 shares outstanding on March 31, 2021, adjusted as required by rules promulgated by the SEC.
Unless otherwise indicated below, the business address of each of the individuals or entities listed in in the following table is 320 West 37th Street, New York, New York 10018.

	Beneficial Ownership
Beneficial Owner	Number of Shares	Percent of Total
5% Stockholder
Roivant Sciences Ltd.(1)	56,377,388	57.5%
Entities affiliated with RTW(2)	7,592,253	7.7
Named Executive Officers and Directors
Peter Salzmann, M.D., M.B.A.(3)	754,756	*
Pamela Yanchik Connealy, M.B.A.(4)	207,720	*
Julia G. Butchko, Ph.D.(5)	247,520	*
Michael J. Elliott, M.B.B.S., Ph.D., FRACP	—	—
Rita Jain, M.D.	—	—
Frank M. Torti, M.D. (6)	101,816	*
Andrew Fromkin(7)	56,577	*
Douglas Hughes(8)	56,577	*
George Migausky(9)	50,850	*
Atul Pande, M.D. (10)	56,577	*
Eric Venker, M.D.	—	—
All current directors and executive officers as a group (11 individuals)	1,532,393	1.6

*    Less than 1%.

(1) As reported on a Schedule 13D/A filed by Roivant Sciences Limited (“RSL”) on March 8, 2021. Consists of shares of common stock directly held by RSL and includes 10,000 shares of common stock issuable upon conversion of the shares of Series A Preferred Stock held by RSL. Each share of Series A Preferred Stock is convertible at any time at the option of the holder into one share of common stock. RSL owns all of the authorized and outstanding shares of Series A Preferred Stock and is entitled to elect a specified number of directors to the Board. RSL is governed by a board of directors consisting of Sakshi Chhabra, Andrew Lo, Patrick Machado, Daniel Gold, Masayo Tada, Keith Manchester, M.D., Ilan Oren, and Vivek Ramaswamy. These individuals disclaim beneficial ownership with respect to such shares except to the extent of their pecuniary interest therein. The principal business address of RSL is Suite 1, 3rd Floor, 11-12 St. James’s Square, London SW1Y 4LB, United Kingdom.

(2) As reported on a Schedule 13G/A filed by Roderick Wong, M.D. on February 16, 2021. Consists of shares owned by RTW Master Fund, Ltd. and RTW Investments LP. Roderick Wong, M.D. has voting and dispositive power over the shares owned by the RTW Entities. The principal business address of the RTW Entities is 40 10th Avenue, Floor 7, New York, New York 10014.
(3) Consists of 754,756 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021.
(4) Includes 207,720 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021.
(5) Includes (i) 242,520 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021 and (ii) 5,000 shares of common stock.
(6) Includes (i) 14,200 RSUs that will vest and settle within 60 days of March 31, 2021 and (ii) 87,616 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021.
(7) Includes (i) 12,350 RSUs that will vest and settle within 60 days of March 31, 2021 and (ii) 44,227 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021.
(8) Includes (i) 12,350 RSUs that will vest and settle within 60 days of March 31, 2021 and (ii) 44,227 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021.
(9) Includes (i) 12,350 RSUs that will vest and settle within 60 days of March 31, 2021, (ii) 18,500 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021 and (iii) 20,000 shares of common stock.
(10) Includes (i) 12,350 RSUs that will vest and settle within 60 days of March 31, 2021 and (ii) 44,227 shares of common stock underlying options that are exercisable within 60 days of March 31, 2021.
Equity Compensation Plans at March 31, 2021
The following table shows certain information with respect to all of our equity compensation plans in effect as of March 31, 2021.

Plan Category	Number of securities to be issued upon exercise of outstanding stock options, warrants and rights (a)	Weighted- average exercise price of outstanding stock options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	9,084,675	$16.97	1,781,043	(2)(3)
Equity compensation plans not approved by security holders	—	—	—
Total	9,084,675	$16.97	1,781,043

(1) The equity compensation plans approved by security holders are described in Note 10 — Stock-Based Compensation to our financial statements included in this Annual Report on Form 10-K for the year ended March 31, 2021 and include the 2019 Plan and the 2018 Plan, which was approved by our stockholders.
(2) Includes 1,781,043 shares of common stock available for future issuance under the 2019 Plan as of March 31, 2021. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Plan.
(3) The reserve for shares available under the 2019 Plan automatically increases on April 1st each year, through and including April 1, 2029, in an amount equal to 4% of the total number of shares of our capital stock outstanding on the last day of the preceding month, or a lesser number of shares as determined by the Board.

Item 13. Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
The following is a summary of transactions since April 1, 2019, to which we have been a participant in which the amount involved exceeded or will exceed $120,000, and in which any of our directors, executive officers or holders of more than five percent of our capital stock, or any member of the immediate family of the foregoing persons, had or will have a direct or indirect material interest, other than compensation arrangements which are described in “Executive Compensation” and “Director Compensation.”
Sponsor Shares
The Health Sciences Holdings, LLC, initially a holder of more than 5% of our capital stock (the “Sponsor”), purchased from HSAC an aggregate of 10,000,000 warrants (the “private warrants”), at $0.50 per private warrant (for a total purchase price of $5,000,000), with each warrant exercisable for one share of common stock at an exercise price of $11.50 per share simultaneously with the closing of HSAC’s initial public offering in May 2019. Pursuant to the Share Exchange Agreement, all of the private warrants were canceled upon the closing of the Business Combination.
Sponsor Restricted Stock Agreement
In accordance with that certain restricted stock agreement, dated September 29, 2019, by and between HSAC and the Sponsor, the Sponsor subjected 1,800,000 shares of its common stock to potential forfeiture, with 900,000 shares to vest and be released from potential forfeiture upon achievement of each of the First Earnout Milestone and the Second Earnout Milestone (each as defined below), respectively. On May 12 and September 17, 2020, we achieved the First Earnout Milestone and the Second Earnout Milestone, respectively, and, as a result, all of the 1,800,000 Sponsor Restricted Shares vested and are no longer subject to forfeiture.
Registration Rights
We have entered into an amended and restated registration rights agreement which provides certain holders of our securities registration rights with respect to such securities. In May 2019, HSAC entered into a registration rights agreement with the Sponsor, pursuant to which the Sponsor was granted certain rights relating to the registration of securities of HSAC held by the Sponsor.
In September 2019, HSAC, the Sponsor and the Sellers entered into an amended and restated registration rights agreement (the “Registration Rights Agreement”), which became effective as of the closing of the Business Combination. Under the Registration Rights Agreement, the Sponsor and the Sellers hold registration rights that obligate us to register for resale under the Securities Act all or any portion of the Registrable Securities (as defined in the Registration Rights Agreement) held by the Sponsor and the Sellers. Each of the Sponsor, RSL and stockholders holding a majority-in-interest of all such Registrable Securities will be entitled to make a written demand for registration under the Securities Act of all or part of the their Registrable Securities, so long as such shares are not then restricted under the lock-up agreements described above. Subject to certain exceptions, if we propose to file a registration statement under the Securities Act with respect to our securities, under the Registration Rights Agreement, we will give notice to the Sponsor and the Sellers as to the proposed filing and offer such stockholders an opportunity to register the resale of such number of their Registrable Securities as they request in writing, subject to certain exceptions. In addition, subject to certain exceptions, such stockholders will be entitled under the Registration Rights Agreement to request in writing that we register the resale of any or all of their Registrable Securities on Form S-3 or any other registration statement that may be available at such time.
Earnout Payments
The Sellers were entitled to receive up to an aggregate of 20,000,000 additional shares of our common stock (the “Earnout Shares”), after the closing of the Business Combination, if the volume-weighted average price of our shares equals or exceeds the following prices for any 20 trading days within any 30 trading-day period (the “Trading Period”) following December 18, 2019, the date of the closing of the Business Combination:

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

On May 12 and September 17, 2020, we achieved the First Earnout Milestone and the Second Earnout Milestone, respectively. Accordingly, we issued all of the 20,000,000 Earnout Shares to the Sellers (including 17,547,938 Earnout Shares issued to RSL) during the year ended March 31, 2021.
ISL Financing Transactions
On August 1, 2019, the RTW Master Fund, Ltd. and RTW Innovation Master Fund, Ltd., (the “RTW Entities”), entities controlled by officers and directors of HSAC, made a $25.0 million investment in ISL in exchange for two promissory notes or the Promissory Notes. On September 26, 2019, $2.5 million aggregate principal amount of the Promissory Notes issued to the RTW Entities was repaid, and the accrued interest on such principal amount was forgiven. The remaining aggregate principal amount of the Promissory Notes automatically converted immediately prior to the consummation of the Business Combination into shares of ISL exchangeable for an aggregate of 2,250,000 shares of our common stock upon the closing of the Business Combination. All interest under the Promissory Notes was waived and cancelled immediately prior to the closing of the Business Combination.
On June 11, 2019, ISL issued an interest-free promissory note to RSL in the amount of $5.0 million, which was due and payable at the earlier of December 12, 2019 or upon demand by RSL. Subsequently, on August 7, 2019, ISL cancelled this note and entered into a promissory note with RSL in the amount of $5.0 million under the same terms as the Promissory Notes. On September 26, 2019, ISL repaid $2.5 million of the principal amount of the Promissory Note issued to RSL, and the accrued interest on such amount was forgiven. The remaining aggregate principal amount of the Promissory Note issued to RSL automatically converted immediately prior to the consummation of the Business Combination into shares of ISL exchangeable for an aggregate of 250,000 shares of our common stock upon the closing of the Business Combination. All interest under this Promissory Note was waived and cancelled immediately prior to the closing of the Business Combination.
In July 2019, ISG issued a promissory note to RSL in the amount of $2.9 million with a 180-day term. The promissory note does not have a stated interest rate and is payable on demand upon the expiration of the term. In May 2020, the promissory note was fully repaid.
Affiliate Services Agreements
ISL has entered into services agreements with each of RSI and RSG, wholly owned subsidiaries of our controlling stockholder RSL, each as further described below. Pursuant to these services agreements, for each of the years ended March 31, 2021 and 2020, ISL incurred expenses of $1.3 million, inclusive of the mark-up under these agreements.
Dr. Venker is currently employed as President and Chief Operating Officer by RSI, Mr. Fromkin is currently employed as Vant Portfolio Operating Partner of RSI and Dr. Torti is currently employed as Vant Chair of RSI.

Roivant Sciences, Inc. Services Agreement
Effective as of August 20, 2018, ISL and its wholly owned subsidiaries, IMVT Corporation (formerly Immunovant, Inc.) and ISG, entered into a services agreement with RSI, a wholly owned subsidiary of RSL (the “RSI Services Agreement”), pursuant to which RSI provides ISL with various services, including, but not limited to, services related to development, administrative and financial activities. We expect that our reliance on RSI will decrease over time as we and our subsidiaries continue to hire the necessary personnel to manage the development and potential commercialization of IMVT-1401 or any future product candidates.
Under the terms of the RSI Services Agreement, we are obligated to pay or reimburse RSI for the costs we, or third parties acting on our behalf, incur in providing services to us. In addition, we are obligated to pay to RSI a pre-determined mark-up on costs incurred by us in connection with any general and administrative and support services as well as research and development services.

Administrative and support services include, but are not limited to, payroll, general administrative, corporate and public relations, investor relations, financial marketing, activities in connection with raising capital, accounting, tax, health, safety, environmental and regulatory affairs, staffing and recruiting, benefits, information and technology services, purchasing and legal services. Research and development services include, but are not limited to, drug discovery and development from target identification through regulatory approval.
Under the RSI Services Agreement, RSI has agreed to indemnify ISL, IMVT Corporation and ISG, and each our respective officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the RSI Services Agreement, subject to certain limitations set forth in the RSI Services Agreement. In addition, ISL, IMVT Corporation and ISG have agreed to indemnify RSI and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the RSI Services Agreement, subject to certain limitations set forth in the RSI Services Agreement. Such indemnification obligations will not exceed the payments made by ISL, by IMVT Corporation and by ISG under the RSI Services Agreement for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of the RSI Services Agreement will continue until terminated upon 90 days’ written notice by RSI or by either IMVT Corporation or ISG with respect to the services either such party receives thereunder.
Roivant Sciences GmbH Services Agreement
Effective as of August 20, 2018, ISG entered into a services agreement with RSG, a wholly owned subsidiary of RSL (the “RSG Services Agreement”), pursuant to which RSG provides ISG with various services, including, but not limited to, services related to development, administrative and financial activities. We expect that reliance on RSG by ISG will decrease over time as ISG hires the necessary personnel to manage the development and potential commercialization of IMVT-1401 or any future product candidates.
Under the terms of the RSG Services Agreement, ISG is obligated to pay or reimburse RSG for the costs it, or third parties acting on its behalf, incur(s) in providing services to ISL. In addition, ISG is obligated to pay to RSG a pre-determined mark-up on costs incurred by it in connection with any general and administrative and support services as well as research and development services.
Administrative and support services include, but are not limited to, payroll, general administrative, corporate and public relations, investor relations, financial marketing, activities in connection with raising capital, accounting and auditing, tax, health, safety, environmental and regulatory affairs, staffing and recruiting, benefits, information and technology services, purchasing and legal services. Research and development services include, but are not limited to drug discovery and development from target identification through regulatory approval.
Under the RSG Services Agreement, RSG has agreed to indemnify ISG, and each of its officers, employees and directors against all losses arising out of, due to or in connection with the provision of services (or the failure to provide services) under the RSG Services Agreement, subject to certain limitations set forth in the RSG Services Agreement. ISG has also agreed to indemnify RSG and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with the receipt of services under the RSG Services Agreement, subject to certain limitations set forth in the RSG Services Agreement. Such indemnification obligations will not exceed the payments made by ISG under the RSG Services Agreement for the specific service that allegedly caused or was related to the losses during the period in which such alleged losses were incurred. The term of the RSG Services Agreement will continue until terminated by RSG or ISG upon 90 days’ written notice.
RSL Information Sharing and Cooperation Agreement
In December 2018, ISL entered into an amended and restated information sharing and cooperation agreement (the “Cooperation Agreement”), with RSL. The Cooperation Agreement, among other things: (1) obligates ISL to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires ISL to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires ISL to implement and observe certain policies and procedures related to applicable laws and regulations. ISL has agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a stockholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to ISL or any of our subsidiaries, subject to certain limitations set forth in the Cooperation Agreement. No amounts have been paid or received under this agreement; however, ISL believes this agreement is material to our business and operations.

Subject to specified exceptions, the Cooperation Agreement will terminate upon the earlier of (1) the mutual written consent of the parties or (2) the later of when RSL is no longer (a) required by GAAP to consolidate our results of operations and financial position, account for its investment in ISL under the equity method of accounting or, by any rule of the SEC, include our separate financial statements in any filings it may make with the SEC and (b) has the right to elect directors constituting a majority of the Board.
RSI Subleases
In June 2020, we entered into two sublease agreements with RSI, for two floors of the building we currently occupy as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. These leases are classified as operating leases. Operating lease ROU assets of $4.2 million and lease liabilities of $4.2 million, were recognized based on the present value of remaining fixed lease payments over the expected lease term using an incremental borrowing rate of 3.9%. During the year ended March 31, 2021, we paid $0.9 million in cash related to contractual rent obligations under these sublease agreements. See Part II, Item 8. Financial Statements and Supplementary Data, Note 11 – Leases for a discussion of the subleases we entered into with RSI.
Employment Arrangements
Prior to the Business Combination, each of our executive officers was employed by our wholly owned subsidiary, IMVT Corporation (formerly Immunovant, Inc.), and provides services to ISL pursuant to an inter-company services agreement between ISL and IMVT Corporation and ISG. Each of our executive officers has an employment agreement with us that sets forth the initial terms and conditions of employment.
Indemnification Agreements
We entered into indemnification agreements with each of our directors and executive officers. These indemnification agreements provide the directors and executive officers with contractual rights to indemnification and expense advancement.
Related Person Transaction Policy
We have adopted a related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. A related person transaction is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A related person is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including RSL, and any of their respective immediate family members and any entity owned or controlled by such persons.
Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee, or, if Audit Committee approval would be inappropriate, to another independent body of the Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, the interests, direct and indirect, of the related persons, the benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant stockholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under the Code of Conduct our employees and directors will have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, the Audit Committee, or other independent body of the Board, will take into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to us;
•the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.

The policy requires that, in determining whether to approve, ratify or reject a related person transaction, the Audit Committee, or other independent body of the Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our stockholders, as the Audit Committee, or other independent body of the Board, determines in the good faith exercise of its discretion.
Director Independence and Controlled Company Exemption
We are a “controlled company” within the meaning of the listing rules of the Nasdaq. We will remain a “controlled company” so long as either more than 50% of the voting power for the election of directors is held by RSL, or the directors elected by RSL as holder of the Series A Preferred Stock control all matters presented to its Board for a vote. As such, we intend to avail ourselves of the controlled company exemptions under the Nasdaq listing rules. As a controlled company, we will not be required to have a majority of our Board comprised of “independent directors,” as defined under the Nasdaq listing rules, or to have a Compensation Committee or a Nominating and Corporate Governance Committee composed entirely of independent directors. Accordingly, you may not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq. We may continue to rely on these exemptions so long as we are allowed to as a “controlled company.”
The “controlled company” exemption does not modify the independence requirements for the Audit Committee, and we comply with the requirements of Rule 10A-3 of the Exchange Act, and the Nasdaq listing rules, which rules require that our Audit Committee be composed of at least three members.
The Board has undertaken a review of the independence of the directors and considered whether any director has a material relationship with us that could compromise his ability to exercise independent judgment in carrying out his or her responsibilities. As a result of this review, the Board has determined that the following three directors are independent directors within the meaning of applicable rules and regulations of the SEC and Nasdaq listing rules: Messrs. Hughes and Migausky and Dr. Pande. Dr. Salzmann is not independent due to his position as Chief Executive Officer of Immunovant, and Dr. Torti, Dr. Venker and Mr. Fromkin are not independent due to their positions with RSI.
Please see “Item 10 – Directors, Executive Officers and Corporate Governance” for information regarding our Audit Committee.

Item 14. Principal Accountant Fees and Services
In connection with the closing of the Business Combination on December 18, 2019, WithumSmith+Brown, PC (“Withum”), was dismissed as our independent registered accounting firm. This decision was approved by the Board. In connection with the closing of the Business Combination on December 18, 2019, the Board approved the appointment of Ernst & Young LLP as our independent registered accounting firm. Ernst & Young LLP served as the independent registered accounting firm for ISL.
Ernst & Young LLP has audited the financial statements of ISL since 2018. ISL was determined to be the accounting acquirer in the Business Combination resulting in a change to the combined company’s fiscal year to March 31, effective as of the closing of the Business Combination. The fees of Ernst & Young LLP presented below are not representative of the fees to be billed by Ernst & Young LLP for Immunovant as a public company, but are presented solely to provide our stockholders with a basis to understand our historical relationship with Ernst & Young LLP.
The following tables present the aggregate fees billed by Ernst & Young LLP and Withum to us (including ISL, in the case of Ernst & Young LLP) for the years ended March 31, 2021 and 2020.
Ernst & Young LLP

	Year Ended March 31,
	2021	2020
	(in thousands)
Audit Fees(1)	$925	$977
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—
Total Fees	$925	$977

(1)Audit Fees consisted of fees for professional services rendered for the audits of our financial statements which were billed during the respective year, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.
Withum

	Year Ended March 31,
	2021	2020
	(in thousands)
Audit Fees(1)	$28	$68
Audit-Related Fees	—	—
Tax Fees	8	—
All Other Fees	—	—
Total Fees	$36	$68

(1)Audit Fees consisted of fees for professional services rendered for the audits of our financial statements which were billed during the respective year, including the audits of our annual financial statements and reviews of our interim quarterly reports, and services provided in connection with SEC filings, including consents and comfort letters.
(2) Tax fees consisted of tax compliance and tax consulting services.
All fees incurred subsequent to the closing of the Business Combination in December 2019 were pre-approved by our Audit Committee.
Pre-Approval Policies and Procedures
The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by Immunovant’s independent registered public accounting firm, Ernst & Young LLP. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of the independent auditor or on an individual, explicit, case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. The Audit Committee has determined that the rendering of services other than audit services by Ernst & Young LLP is compatible with maintaining the principal accountant’s independence.

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
(3) Exhibits

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
4.1	Specimen Warrant Certificate.	S-1/A	333-230893	4.3	April 29, 2019
4.2	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and Health Sciences Acquisitions Corporation.	S-1/A	333-230893	4.4	April 29, 2019
4.3	Description of Securities.	10-K	001-38906	4.3	June 29, 2020
10.1	Amended and Restated Registration Rights Agreement, dated September 29, 2019, by and among Health Sciences Acquisitions Corporation and the Investors party thereto.	8-K	001-38906	10.1	December 20, 2019
10.2	Restricted Stock Agreement, dated September 29, 2019, by and between Health Sciences Acquisitions Corporation and Health Sciences Holdings, LLC.	8-K	001-38906	10.2	December 20, 2019
10.3†	2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3	June 29, 2020
10.3.1†	Forms of Option Grant Notices and Option Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.1	June 29, 2020
10.3.2†	Forms of Restricted Stock Unit Grant Notices and Award Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.2	June 29, 2020
10.4†	2018 Equity Incentive Plan of Immunovant Sciences Ltd., and forms of award agreements thereunder.	8-K	001-38906	10.4	December 20, 2019
10.5†	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan.	S-4	333-256165	10.25	May 14, 2021
10.6†	Form of Indemnification Agreement.	8-K	001-38906	10.5	December 20, 2019
10.7^	License Agreement, dated December 19, 2017, by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.6	December 20, 2019

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
10.8	Assignment and Assumption Agreement, dated as of December 7, 2018, by and between Immunovant Sciences GmbH and Roivant Sciences GmbH, relating to the License Agreement by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.7	December 20, 2019
10.9	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences, Inc., Immunovant Sciences GmbH, IMVT Corporation (formerly Immunovant, Inc.) and Immunovant Sciences Ltd.	8-K	001-38906	10.8	December 20, 2019
10.10	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences GmbH and Immunovant Sciences GmbH.	8-K	001-38906	10.9	December 20, 2019
10.11	Amended and Restated Information Sharing and Cooperation Agreement, effective as of December 28, 2018, by and between Immunovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-38906	10.10	December 20, 2019
10.12†	Employment Agreement with Peter Salzmann, dated as of May 30, 2019.	8-K	001-38906	10.11	December 20, 2019
10.13†	Employment Agreement with Pamela Connealy, dated as of October 22, 2019, as amended November 20, 2019.	8-K	001-38906	10.12	December 20, 2019
10.14†	Employment Agreement with Julia G. Butchko, dated as of October 9, 2019.	8-K	001-38906	10.13	December 20, 2019
10.15†	Separation Agreement and General Release, dated November 13, 2020, by and between W. Bradford Middlekauff.	10-Q	001-38906	10.1	February 16, 2021
10.16†	Employment Agreement with Michael Elliott, dated as of August 24, 2020.	S-1	333-248498	10.17	August 31, 2020
10.17†	Employment Agreement with Rita Jain, dated as of December 23, 2020.
16.1	Letter from WithumSmith+Brown, PC.	8-K	001-38906	16.1	December 20, 2019
21.1	List of Subsidiaries.	8-K	001-38906	21.1	December 20, 2019
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report on Form 10-K)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Notice of Redemption of Warrants	8-K	001-38906	99.2	May 14, 2020
101.INS	Inline XBRL Instance Document

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
___________

+	The annexes, schedules, and certain exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601 of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement.
^	Portions of this exhibit have been omitted as we have determined that the omitted information (i) is not material and (ii) would likely cause competitive harm to us if publicly disclosed.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report on Form 10-K and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 1, 2021

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

SIGNATURE	TITLE	DATE

/s/ Peter Salzmann	Chief Executive Officer and Director	June 1, 2021
Peter Salzmann, M.D.	(Principal Executive Officer)

/s/ Pamela Yanchik Connealy	Chief Financial Officer	June 1, 2021
Pamela Yanchik Connealy	(Principal Financial and Accounting Officer)
/s/ Frank M. Torti	Chairperson of the Board of Directors	June 1, 2021
Frank M. Torti, M.D.

/s/ Andrew Fromkin	Director	June 1, 2021
Andrew Fromkin

/s/ Douglas Hughes	Director	June 1, 2021
Douglas Hughes

/s/ George Migausky	Director	June 1, 2021
George Migausky

/s/ Atul Pande	Director	June 1, 2021
Atul Pande, M.D.

/s/ Eric Venker	Director	June 1, 2021
Eric Venker, M.D., Pharm.D.