Form 10-Q
period 2021-06-30
Immunovant, Inc.
filed 2021-08-09
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated Filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 9, 2021, there were 114,998,871 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2021

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form 10-Q. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our success relies upon a singular product candidate, IMVT-1401, for which all clinical development by the Company has paused after elevated lipid levels were observed in some patients dosed with the drug. Unless we can determine a dosing regimen, target patient population, safety monitoring and risk management for IMVT-1401 in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.

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

•Our business, operations and clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics, including the ongoing global Novel Coronavirus Disease 2019 (“COVID-19”) pandemic, on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations (“CROs”), shippers and others.

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

•We rely on the license agreement with HanAll Biopharma Co., Ltd. (the "HanAll Agreement") to provide rights to the core intellectual property relating to IMVT-1401. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development or commercialization of IMVT-1401.

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

•If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume has and could decline.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash	$379,005	$400,146
Prepaid expenses and other current assets	5,821	8,860
Total current assets	384,826	409,006
Operating lease right-of-use assets	3,008	3,282
Property and equipment, net	193	201
Total assets	$388,027	$412,489
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,107	$2,432
Accrued expenses	16,331	15,160
Current portion of operating lease liabilities	1,085	1,179
Total current liabilities	20,523	18,771
Operating lease liabilities, net of current portion	1,972	2,238
Total liabilities	22,495	21,009
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at June 30, 2021 and March 31, 2021	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2021 and March 31, 2021	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 97,977,595 shares issued and outstanding at June 30, 2021 and 500,000,000 shares authorized, 97,971,243 shares issued and outstanding at March 31, 2021	10	10
Additional paid-in capital	594,377	590,425
Accumulated other comprehensive income (loss)	273	(298)
Accumulated deficit	(229,128)	(198,657)
Total stockholders’ equity	365,532	391,480
Total liabilities and stockholders’ equity	$388,027	$412,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2021	2020
Operating expenses:
Research and development	$18,705	$16,922
General and administrative	11,181	9,664
Total operating expenses	29,886	26,586
Other expense, net	626	74
Loss before (benefit) provision for income taxes	(30,512)	(26,660)
(Benefit) provision for income taxes	(41)	48
Net loss	$(30,471)	$(26,708)
Net loss per common share – basic and diluted	$(0.31)	$(0.38)
Weighted-average common shares outstanding – basic and diluted	97,976,982	70,818,867

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(30,471)	$(26,708)
Other comprehensive income:
Foreign currency translation adjustments	571	26
Total other comprehensive income	571	26
Comprehensive loss	$(29,900)	$(26,682)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Restricted stock units vested and settled	—	—	6,352	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	41	—	—	41
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	3,820	—	—	3,820
Foreign currency translation adjustments	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	(30,471)	(30,471)
Balance at June 30, 2021	10,000	$—	97,977,595	$10	$594,377	$273	$(229,128)	$365,532

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offering	—	—	9,613,365	1	130,427	—	—	130,428
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—
Issuance of common stock upon warrant redemption	—	—	5,719,145	1	65,751	—	—	65,752
Stock options exercised	—	—	23,841	—	63	—	—	63
Capital contribution – stock-based compensation	—	—	—	—	63	—	—	63
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	164	—	—	164
Stock-based compensation	—	—	—	—	3,918	—	—	3,918
Foreign currency translation adjustments	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(26,708)	(26,708)
Balance at June 30, 2020	10,000	$—	80,911,727	$8	$385,691	$10	$(117,934)	$267,775

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities
Net loss	$(30,471)	$(26,708)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	3,861	3,981
Depreciation on property and equipment	26	10
Foreign currency translation adjustments	571	26
Non-cash lease expense	274	152
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	3,039	2,668
Accounts payable	675	6,811
Accrued expenses	1,171	(597)
Operating lease liabilities	(360)	(141)
Net cash used in operating activities	(21,214)	(13,798)
Cash flows from investing activities
Purchase of property and equipment	(18)	(47)
Net cash used in investing activities	(18)	(47)
Cash flows from financing activities
Capital contributions	91	164
Proceeds from issuance of common stock upon underwritten public offering	—	131,030
Proceeds from issuance of common stock upon warrant redemption	—	65,752
Proceeds from stock options exercised	—	63
Payment of deferred offering costs	—	(602)
Repayment of note payable to Roivant Sciences Ltd.	—	(2,854)
Net cash provided by financing activities	91	193,553
Net change in cash	(21,141)	179,708
Cash – beginning of period	400,146	100,571
Cash – end of period	$379,005	$280,279

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. together with its wholly owned subsidiaries (the “Company” or “Immunovant”) is a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. The Company is developing a novel, fully human monoclonal antibody, IMVT-1401 (formerly referred to as “RVT-1401”), that selectively binds to and inhibits the neonatal fragment crystallizable receptor. The Company intends to develop IMVT-1401 for indications in which there is robust evidence that pathogenic immunoglobulin G antibodies drive disease manifestation and for which reduction of these antibodies should lead to clinical benefit for patients with autoimmune diseases.

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company’s cash totaled $379.0 million and its accumulated deficit was $229.1 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash as of June 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

Note 2 — Summary of Significant Accounting Policies

[A] Basis of Presentation

The Company’s fiscal year ends on March 31 and its first three fiscal quarters end on June 30, September 30, and December 31. The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended June 30, 2021 are not necessarily indicative of those expected for the year ending March 31, 2022 or for any future period. The condensed consolidated balance sheet as of March 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 1, 2021.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of June 30, 2021 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

[C] Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to clinical effectiveness of the product, commercialization of products, regulatory approvals, dependence on key products, key personnel and third-party service providers such as contract research organizations, protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash. As of June 30, 2021, the cash balance is kept in one banking institution that the Company believes is of high credit quality and is in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

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

[F] Stock-based Compensation

Stock-based awards to employees and directors are valued at fair value on the date of the grant and that fair value is recognized as stock-based compensation expense over the requisite service period. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company values its stock options that only have service vesting requirements using the Black-Scholes option pricing model. Stock-based compensation related to restricted stock awards is based on the fair value of the Company’s common stock on the grant date.

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time the Company has sufficient exercise history. The expected share price volatility for the Company’s common stock is estimated by taking the average historical price volatility for the Company’s peers. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

[G] Net Loss per Common Share

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2021	2020
Preferred stock as converted	10,000	10,000
Options	6,712,189	5,238,554
Restricted stock units (vested and not settled and unvested)	931,923	127,200
Restricted stock (unvested)	—	900,000
Earnout shares	—	10,000,000
Total	7,654,112	16,275,754

[H] Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Note 3 — Material Agreements

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

•Up to an aggregate of $442.5 million (after a $10 million milestone payment in August 2019) upon the achievement of certain development, regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens on net product sales subject to reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

Since the acquisition of IMVT-1401, RSL and the Company have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company, to research or develop the technology for the three months ended June 30, 2021 and 2020, respectively.

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

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2021	March 31, 2021
Research and development expenses	$12,701	$10,147
Accrued bonuses	1,354	3,138
Legal and other professional fees	1,413	1,196
Other expenses	863	679
Total accrued expenses	$16,331	$15,160

Note 5 — Related Party Transactions

Roivant Sciences Inc. (“RSI”) and RSG Services Agreements

In addition to the agreements discussed in Note 3, in August 2018, the Company entered into services agreements (the “Services Agreements”) with RSI and RSG, under which RSI and RSG agreed to provide services related to development, administrative and financial activities to the Company during its formative period. Under each Services Agreement, the Company will pay or reimburse RSI or RSG, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI or RSG employees, RSI or RSG, as applicable, will charge back the employee compensation expense plus a pre-determined mark-up. RSI and RSG also provided such services prior to the formalization of the Services Agreements, and such costs have been recognized by the Company in the period in which the services were rendered. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs will be billed back at cost. The term of the Services Agreements will continue until terminated by the Company, RSI or RSG, as applicable, upon 90 days’ written notice.

For the three months ended June 30, 2021, the Company was charged $0.1 million by RSI, RSG and RSL, which were treated as capital contributions in the accompanying unaudited condensed consolidated financial statements. For the three months ended June 30, 2020, the Company was charged $0.2 million by RSI, RSG and RSL, of which $0.1 million and $0.1 million were treated as capital contributions and amounts due to RSL, respectively, in the accompanying unaudited condensed consolidated financial statements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended June 30, 2021 and 2020, the Company incurred $0.3 million and $0.1 million, respectively, in rent expense under these operating leases.

Note 6 — Income Taxes

The Company’s effective tax rates were 0.13% and (0.18)% for the three months ended June 30, 2021 and 2020, respectively. The Company's effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

In connection with the closing of the Business Combination, the Company designated and issued 10,000 shares of Series A preferred stock, par value $0.0001 per share, to RSL, all of which shares are outstanding as of June 30, 2021.

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

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of June 30, 2021.

Common Stock

In connection with the closing of the Business Combination, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2021, the Company has 97,977,595 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	June 30, 2021	March 31, 2021
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	6,712,189	7,988,999
Restricted stock units outstanding	931,923	1,095,676
Equity awards available for future grants	7,128,692	1,781,043
Total	14,782,804	10,875,718

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, in connection with the Business Combination, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. Each year on April 1, the number of common shares reserved for issuance increased automatically by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2021, 3,918,850 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of June 30, 2021, options to purchase 3,506,449 shares of common stock and 931,923 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 7,128,692 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

Pursuant to the Share Exchange Agreement, upon the closing of the Business Combination, all vested or unvested outstanding options to purchase common shares of ISL under its 2018 Equity Incentive Plan (the “2018 Plan”) were automatically assumed by the Company and converted into options to purchase 4,408,287 shares of the Company’s common stock with no changes to the terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan. As of June 30, 2021, 3,205,740 stock options were outstanding under the 2018 Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2021	7,988,999	$16.97	9.04	$25,958
Granted	431,980	10.98
Forfeited	(1,708,790)	27.10
Balance - June 30, 2021	6,712,189	$14.01	8.52	$8,142
Exercisable - June 30, 2021	2,130,872	$10.50	8.00	$4,265

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of June 30, 2021. There were no stock options exercised during the three months ended June 30, 2021. The stock options granted during the three months ended June 30, 2021 and 2020 had a weighted-average fair value of $7.77 and $13.11 per share, respectively, at the grant date.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

Three Months Ended June 30,
	2021	2020
Risk-free interest rate	0.94% - 1.07%	0.39% - 0.44%
Expected term, in years	6.03 - 6.11	5.56 - 6.11
Expected volatility	82.92% - 84.33%	78.16% - 80.14%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	1,095,676	$20.43
Issued	152,474	11.53
Vested and settled	(6,352)	24.86
Forfeited	(309,875)	20.90
Outstanding as of June 30, 2021	931,923	$18.78

Of the 931,923 RSUs outstanding as of June 30, 2021, 63,600 RSUs are vested and have not been settled, and the remaining 868,323 RSUs are not vested.

Stock-based Compensation Expense

For the three months ended June 30, 2021 and 2020, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Research and development expenses	$37	$419
General and administrative expenses	3,783	3,499
Total stock-based compensation	$3,820	$3,918

As of June 30, 2021, total unrecognized compensation expense related to non-vested stock options and RSUs was $45.2 million and $14.1 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.75 years and 2.38 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of RSL, RSI, RSG and the Company, stock-based compensation expense of $0.1 million and $0.1 million was recorded for the three months ended June 30, 2021 and 2020, respectively, in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Principal Executive Officer was granted 25,000 RSUs of RSL in January 2021. These RSUs have a requisite service period of eight years. These RSUs will vest upon the achievement of both a service requirement and RSL liquidity event requirement during the requisite service period.

As of June 30, 2021, the RSL liquidity event condition was deemed not probable of being met, and as such, for the three months ended June 30, 2021, the Company recorded no stock-based compensation expense related to these RSUs. At June 30, 2021, there was $1.0 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this stock-based compensation expense upon achievement of the service requirement and liquidity event requirement through the requisite service period.

Note 9 — Commitments and Contingencies

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

Commitments

In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

In March 2020, COVID-19 disease was declared a pandemic by the World Health Organization. The COVID-19 pandemic is disrupting supply chains and affecting production and sales across a range of industries. Currently, the Company has not suffered significant adverse consequences as a result of the COVID-19 pandemic, though it did slow enrollment of its clinical trials prior to the Company’s voluntary pause of clinical dosing in February 2021. The extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, including its variants, impact on employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s future financial condition or results of operations is uncertain.

Note 10 — Subsequent Event

The Company has evaluated subsequent events through August 9, 2021, the date these unaudited condensed consolidated financial statements were available to be issued.

On August 2, 2021, the Company and RSL entered into a share purchase agreement pursuant to which the Company issued 17,021,276 shares of the Company’s common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 and received aggregate gross proceeds of $200.0 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and (2) audited consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021, included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on June 1, 2021. Unless the context requires otherwise, references in this Quarterly Report to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly owned subsidiaries.

Prior to December 18, 2019, we were known as Health Sciences Acquisitions Corporation (“HSAC”). On December 18, 2019, we completed the Business Combination (as defined below) with Immunovant Sciences Ltd. (“ISL”), a private company. For accounting purposes, HSAC was deemed to be the acquired entity.

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.

Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part II, Item 1A. of this Quarterly Report and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

We are developing IMVT-1401 as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule as discussed below. As a result of our rational design, we believe that IMVT-1401, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases, (e.g., Myasthenia Gravis (“MG”), Warm Autoimmune Hemolytic Anemia (“WAIHA”), Thyroid Eye Disease (“TED”, formerly referred to as Graves’ Ophthalmopathy, or “GO”), Idiopathic Thrombocytopenic Purpura, Pemphigus Vulgaris, Chronic Inflammatory Demyelinating Polyneuropathy, Bullous Pemphigoid, Neuromyelitis Optica, Pemphigus Foliaceus, Guillain-Barré Syndrome and PLA2R+ Membranous Nephropathy). In 2020, these diseases had an aggregate prevalence of approximately 278,000 patients in the United States and 480,000 patients in Europe. To the extent we choose to develop IMVT-1401 as a treatment for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we have been granted orphan drug designation by the FDA for batoclimab (the non-proprietary name for IMVT-1401) for the potential treatment of MG and we plan to seek orphan drug designation from the FDA for IMVT-1401 for the treatment of WAIHA and TED and potentially in other orphan indications in which there is a medically plausible basis for its use, and we may seek orphan drug designation for IMVT-1401 in Europe.

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

As previously disclosed in our Annual Report, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and low-density lipoprotein (“LDL”) levels observed in some trial subjects treated with IMVT-1401. No major adverse cardiovascular events have been reported to date in IMVT-1401 clinical trials. In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts.

It is our intent to resume development across multiple indications for IMVT-1401. We are in the process of drafting multiple study protocols and updating our program-wide safety strategy for discussions with regulatory agencies. The elements of our development program will include extensive pharmacokinetic (“PK”) and pharmacodynamic (“PD”) modeling to select dosing regimens for IMVT-1401 which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL levels, particularly for clinical studies containing long-term treatment extensions. These protocols will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over a short-term treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of IMVT-1401 will need to incorporate any unfavorable effects on lipid profiles. We have initiated discussions with the FDA and are expected to fully engage with the FDA and other regulatory agencies during the second half of the calendar year 2021.

Additionally, we have communicated with the FDA regarding a meeting early in the fourth quarter of the calendar year 2021 to review modifications to our pivotal Phase 3 study in MG. These modifications are based on the FDA’s advice and feedback obtained during our previous end of Phase 2 meeting. Contingent upon FDA feedback, we plan to initiate a pivotal study in MG in the early part of the calendar year 2022. For our open label trial, ASCEND WAIHA, we are on track to initiate discussions with the FDA in the calendar year 2021 and, based on a favorable outcome from these meetings, we anticipate re-initiating this study in the first half of the calendar year 2022. For TED, as previously disclosed, efficacy results based on the data at the time of pausing our ASCEND GO-2 trial were inconclusive. We intend to initiate discussions with regulatory authorities before the end of the calendar year 2021 and reinitiate our program in TED based on regulatory alignment.

We continue to evaluate potential new indications for IMVT-1401 and we remain on track to announce at least two new indications and submit INDs with our trial designs to the FDA over the next 12 months. For competitive reasons, we will likely announce these indications only after we have agreement with the FDA that we may proceed with a planned protocol. We expect at least one of the four indications beyond MG to be initiated as a pivotal trial in the calendar year 2022.

On August 2, 2021, we entered into a share purchase agreement with RSL pursuant to which we issued 17,021,276 shares of our common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 (the “Equity Investment”) and received aggregate gross proceeds of $200.0 million. We intend to use the proceeds from this investment to advance the development of IMVT-1401 in multiple indications and for general corporate purposes.

COVID-19 Business Update

We have been actively monitoring the impact of the COVID-19 pandemic on our employees and our business. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees in mid-March 2020 and our workforce has continued to work remotely. Our operations continue as we seek to comply with guidance from governmental authorities and adjust our activities as appropriate. To date, the COVID-19 pandemic has not had significant effects on the progression of our clinical trials, though it did slow enrollment of our clinical trials prior to our voluntary pause of clinical dosing in February 2021, as previously disclosed. Further, the COVID-19 pandemic has not had significant manufacturing supply interruptions of IMVT-1401, and we intend to continue to advance the research and development of IMVT-1401.

We have not experienced material financial impacts as a result of COVID-19 pandemic. However, the impact of COVID-19 on our future results will largely depend on future developments related to COVID-19, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the pandemic, the spread of its variants and the full impact on our enrolling clinical sites, financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, and business closures or business disruptions, as well as the effectiveness of actions taken in the United States and other countries to contain and treat the disease, including the effectiveness of vaccines and vaccine distribution efforts.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report.

Our Key Agreements

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, RSG entered into the HanAll Agreement. Under the HanAll Agreement, RSG, a wholly owned subsidiary of RSL, received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as IMVT-1401 and certain back-up and next-generation antibodies, and products containing such antibodies, and to commercialize such products, in the United States, Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the "Licensed Territory"), for all human and animal uses, during the term of the agreement.

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to IMVT-1401 from RSG in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and its wholly owned subsidiary, ISG, for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. Since the acquisition of IMVT-1401, we, along with RSL, have performed all the development associated with IMVT-1401 and no amounts were incurred by HanAll and reported to the Company for further research or development of the technology for the three months ended June 30, 2021 and 2020.

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

RSL Information Sharing and Cooperation Agreement

In December 2018, we entered into an amended and restated information sharing and cooperation agreement (the "Cooperation Agreement") with RSL, which, among other things: (1) obligates us to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires us to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires us to implement and observe certain policies and procedures related to applicable laws and regulations. We have agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a stockholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to us or any of our subsidiaries, subject to certain limitations set forth in the Cooperation Agreement. No amounts have been paid or received under this agreement; however, we believe this agreement is material to our business and operations.

Subject to specified exceptions, the Cooperation Agreement will terminate upon the earlier of (1) the mutual written consent of the parties or (2) the later of when RSL no longer (a) is required by generally accepted accounting principles in the United States ("U.S. GAAP") to consolidate our results of operations and financial position, account for its investment in us under the equity method of accounting or, by any rule of the SEC, include our separate financial statements in any filings it may make with the SEC and (b) has the right to elect directors constituting a majority of our board of directors.

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

Results of Operations

The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Operating expenses:
Research and development	$18,705	$16,922	$1,783
General and administrative	11,181	9,664	1,517
Total operating expenses	29,886	26,586	3,300
Other expense, net	626	74	552
Loss before (benefit) provision for income taxes	(30,512)	(26,660)	(3,852)
(Benefit) provision for income taxes	(41)	48	(89)
Net loss	$(30,471)	$(26,708)	$(3,763)
Research and Development Expenses

The following table summarizes the period-over-period changes in research and development expenses for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,		Change
	2021	2020	$
Program-specific costs:
Neurology diseases	$245	$1,006	$(761)
Endocrine diseases	2,449	1,624	825
Hematology diseases	690	661	29
Unallocated costs:
Contract manufacturing costs	7,145	9,887	(2,742)
Personnel-related expenses including stock-based compensation	4,796	2,329	2,467
Other	3,380	1,415	1,965
Total research and development expenses	$18,705	$16,922	$1,783

Research and development expenses increased by $1.8 million, from $16.9 million for the three months ended June 30, 2020 to $18.7 million for the three months ended June 30, 2021.

Program-specific research and development costs increased by $0.1 million, from $3.3 million for the three months ended June 30, 2020 to $3.4 million for the three months ended June 30, 2021, primarily reflecting increases related to clinical activities for analyzing data and the program-wide data review.

Unallocated research and development costs increased by $1.7 million, from $13.6 million for the three months ended June 30, 2020 to $15.3 million for the three months ended June 30, 2021. This increase was primarily due to higher personnel-related expenses of $2.5 million and other increases related to clinical studies and clinical research of $2.0 million, partially offset by decreases in contract manufacturing costs of $2.7 million. The lower contract manufacturing costs were due to the voluntary pause in our clinical trials.

General and Administrative Expenses

General and administrative expenses increased by $1.5 million, from $9.7 million for the three months ended June 30, 2020 to $11.2 million for the three months ended June 30, 2021. This increase was primarily due to higher personnel-related costs (including stock-based compensation) of $1.3 million due to higher headcount.

Liquidity and Capital Resources

Overview

We had cash of $379.0 million and $400.1 million as of June 30, 2021 and March 31, 2021, respectively. For the three months ended June 30, 2021 and 2020, we had net losses of $30.5 million and $26.7 million, respectively.

On August 2, 2021, we entered into a share purchase agreement with RSL pursuant to which we issued 17,021,276 shares of our common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 (the “Equity Investment”) and received aggregate gross proceeds of $200.0 million. We also intend to use the proceeds from the Equity Investment to advance the development of IMVT-1401 in multiple indications and for general corporate purposes.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2021 and 2020 (in thousands):

	Three Months Ended June 30,
	2021	2020
Net cash used in operating activities	$(21,214)	$(13,798)
Net cash used in investing activities	(18)	(47)
Net cash provided by financing activities	91	193,553

Operating Activities

For the three months ended June 30, 2021, $21.2 million of cash was used in operating activities. This was primarily attributable to a net loss from operations for the year of $30.5 million, partially offset by non-cash charges of $4.7 million and a net change in operating assets and liabilities of $4.6 million. The non-cash charges consisted mainly of stock-based compensation of $3.9 million, reflecting the higher headcount as compared with the prior period. The change in our operating assets and liabilities was primarily due to $3.0 million of lower prepaid expenses and other current assets, driven by the timing of payments related to clinical research and contract manufacturing activities, and an increase of $1.8 million in accounts payable and accrued expenses.

For the three months ended June 30, 2020, $13.8 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $26.7 million, non-cash charges of $4.2 million and a net change in operating assets and liabilities of $8.7 million. The non-cash charges consisted mainly of stock-based compensation of $4.0 million. The change in our operating assets and liabilities was primarily due to an increase of $6.2 million in accounts payable and accrued expenses, primarily driven by increased research and development efforts and general and administrative activities, and a decrease of $3.0 million in prepaid expenses and other current assets due to settlement of a VAT receivable in April 2020.

Investing Activities

For the three months ended June 30, 2021 and 2020, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2021, $0.1 million of cash provided by financing activities consisted of expenses allocated under the Services Agreements with RSI and RSG and reflected as capital contributions.

For the three months ended June 30, 2020, $193.6 million of cash provided by financing activities consisted of $131.0 million in proceeds from the issuance of common stock in an underwritten public offering and $65.8 million in proceeds from the issuance of common stock upon warrant redemptions, partially offset by the repayment of a note payable to RSL of $2.9 million and the payment of offering costs of $0.6 million.

Outlook

Based on our existing cash balance as of June 30, 2021 of $379.0 million, our research and development plans and our timing expectations related to our development programs for IMVT-1401, we expect to be able to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. We also intend to use the proceeds from the Equity Investment to advance the development of IMVT-1401 in multiple indications and for general corporate purposes. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Contractual Obligations and Commitments

As of June 30, 2021, other than contingent payments pursuant to the HanAll Agreement and sublease agreements (as discussed below), we did not have any ongoing material financial commitments, such as lines of credit or guarantees, that we expect to affect our liquidity over the next several years.

In the normal course of business, we enter into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by us at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein we have a minimum purchase commitment, however, most of it is due and payable within one year.

We have not included potential future payments due under the HanAll Agreement in a table of contractual obligations because the payment obligations under this agreement are contingent upon future events. As of June 30, 2021, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to IMVT-1401, up to an aggregate of $20.0 million.

Sublease Agreements

In June 2020, we entered into two sublease agreements with RSI, for the two floors of the building that serves as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. The future fixed operating lease payments under both sublease agreements are $3.2 million over a lease period of approximately three years.

In April 2020, we entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. The future fixed operating lease payments under the sublease agreement are $0.1 million over the remaining lease period of 8 months.

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

We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2021, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2021 included in our Annual Report.

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our unaudited condensed consolidated financial statements, refer to “Note 2 – Summary of Significant Accounting Policies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of June 30, 2021, we had cash of $379.0 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

Foreign Currency Exchange Rate Risk

Our employees and our operations are currently primarily located in the United States and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we are exposed to fluctuations in foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars as we have contracted with and may continue to contract with foreign vendors. We believe an immediate hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our liquidity or our consolidated financial statements.

Effects of Risk

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of June 30, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, refer to “Note 9 - Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment.

Risks Related to Development, Regulatory Approval and Commercialization
Our success relies upon a singular product candidate, IMVT-1401, for which all clinical development by the Company has paused after elevated lipid levels were observed in some patients dosed with the drug. Unless we can determine a dosing regimen, target patient population, safety monitoring and risk management for IMVT-1401 in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.
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

In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts. Based upon our review and expert input, we intend to resume development across multiple indications for IMVT-1401. We are in the process of drafting multiple study protocols and updating our program-wide safety strategy for discussions with regulatory agencies. The elements of our development program will include extensive PK/PD modeling to select dosing regimens for IMVT-1401 which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL levels, particularly for clinical studies containing long-term treatment extensions. These protocols will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over a short-term treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of IMVT-1401 will need to incorporate any unfavorable effects on lipid profiles. We have initiated discussions with the FDA and are expected to fully engage with the FDA and other regulatory agencies during the second half of the calendar year 2021.
It is possible that no sufficient risk mitigation will be able to be agreed with regulatory authorities and that our development of IMVT-1401 will not continue. Even if we are able to continue clinical development of IMVT-1401 with such risk mitigations, any future approval and marketing would suffer from the risks of potential long-term lipid and albumin changes and potential impact of mitigating measures, including, among others, limited indication, monitoring, REMS, potential additional safety studies and other adverse labeling.
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
For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some trial subjects treated with IMVT-1401. Based on our program-wide data review, in our ASCEND GO-2 trial, data analysis indicates a dose-dependent increase in lipids and our ASCEND WAIHA initial preliminary data indicated a similar trend in lipid parameters as compared to those in the ASCEND GO-2 trial. We also observed a decrease in albumin levels and the rate and extent of albumin reductions were dose-dependent. We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities to align on the next steps in the continued development of IMVT-1401. These occurrences have harmed, and any reoccurrences may continue to harm, our business, and financial condition and prospects.
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
•unforeseen safety issues, or subjects experiencing severe or unexpected adverse events ("AEs");
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
Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some patients treated with IMVT-1401. While we completed an in-depth review of the preliminary data and updating our comprehensive strategy to address benefit/risk, it may be more difficult to recruit and retain patients for clinical trials in the future. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.
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

We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities, with the intent to continue development of IMVT-1401. For example, while the ASCEND GO-2 trial was terminated and the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive, further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of IMVT-1401. Based on these analyses, we intend to initiate discussions with regulatory authorities before the end of the calendar year 2021 and reinitiate our program in TED based on regulatory alignment. Our failure to successfully complete our clinical trials of IMVT-1401 and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market IMVT-1401 would significantly harm our business.
Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon the indication. Any delay in, or termination of, our clinical trials will delay the submission of a BLA to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidate, if approved, and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our expectations for differentiation or the effectiveness or safety of our product candidate. The FDA has substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we propose. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.
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
IMVT-1401 is a novel therapeutic antibody and its potential therapeutic benefit is unproven. While several FcRn inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting FcRn for the treatment of autoimmune diseases, and, as a result, the regulatory pathway for IMVT-1401 may present novel issues that could cause delays in development or approval. While results from early clinical trials of IMVT-1401 have shown meaningful reductions in IgG antibody levels in healthy volunteers, IMVT-1401 may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for IMVT-1401 in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although we and our licensing partner have evaluated IMVT-1401 nonclinical studies and in early-stage clinical trials, we have not yet advanced IMVT-1401 into a large-scale, pivotal clinical trial for any indication. Positive results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials of IMVT-1401. For example, in February 2021, we voluntarily paused dosing in our clinical trials for IMVT-1401 due to elevated total cholesterol and LDL levels observed in some trial subjects treated with IMVT-1401. In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts. We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities to align on the next steps in the continued development of IMVT-1401, including ASCEND MG and ASCEND WAIHA trials. If expectations from our Phase 1 and Phase 2 clinical trials cannot be replicated, we may be unable to successfully develop, obtain regulatory approval for and commercialize IMVT-1401 for the treatment of MG, WAIHA and TED or any other autoimmune indication. As a result, our focus on exploring FcRn inhibition may fail to result in the identification of viable additional indications for IMVT-1401. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize IMVT-1401, raise capital, expand our business or continue our operations.
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
We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as IMVT-1401. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson), rozanolixizumab (UCB) and ALXN1830 (AstraZeneca).

We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin ("IVIg") is also routinely used for patients with MG. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include zilucoplan (UCB), a peptide inhibitor of C5, inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, and Ravulizumab-cwvz (AstraZeneca), an antibody inhibitor of the C5 protein, all of which are currently in Phase 3 trials.
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

For example, certain policies of the current U.S. administration may impact our business and industry. It is difficult to predict how these policies will be implemented and the extent to which they will impact the FDA’s ability to exercise its regulatory authority. If these policies impose constraints on the FDA’s ability to engage in oversight and implementation activities in the normal course, our business may be negatively impacted.
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
In July 2021, we have been granted orphan drug designation in the U.S. by the FDA for batoclimab (the non-proprietary name for IMVT-1401) for the potential treatment of MG and we plan to seek orphan drug designation from the FDA for IMVT-1401 for the treatment of WAIHA and TED and potentially in other orphan indications in which there is a medically plausible basis for its use, and we may seek orphan drug designation for IMVT-1401 in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the E.U., the EMA’s Committee for Orphan Medicinal Products assesses orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. or a serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product, and where there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.
In the United States, orphan drug designation entitles a sponsor to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages, and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective, or makes a major contribution to patient care. In the E.U., orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval in respect of the approved therapeutic indication if the designation is maintained at the time of granting the E.U. product approval. The 10-year market exclusivity can be extended to 12 years under the E.U. pediatric regulation if the studies contained in an agreed pediatric investigation plan are completed with the data submitted for regulatory review as part of the compliance check. This period of exclusivity may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
Although we intend to seek orphan drug designation for IMVT-1401 from the FDA and the EMA's Committee for Orphan Medicinal Products, we may never receive such designation. Moreover, obtaining orphan drug designation for IMVT-1401 for the treatment of MG, WAIHA or TED does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain orphan drug designation for IMVT-1401 from the FDA or the EMA’s Committee for Orphan Medicinal Products, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of IMVT-1401 could be blocked for seven years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the United States or in the E.U., they may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or the EMA’s Committee for Orphan Medicinal Products later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication, and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or other regulatory agency review and approval process.

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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support efforts, charitable organizations and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell, and distribute any product for which we obtain marketing approval. Such laws include, among others:
•the federal Anti-Kickback Statute, which broadly prohibits the exchange of any “remuneration”, related to items or services for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. Violations of the federal Anti-Kickback Statute also may constitute a false or fraudulent claim for purposes of the False Claims Act ("FCA");
•the federal criminal and civil false claims laws, including the FCA, through civil whistleblower or “qui tam” actions, and the Civil Monetary Penalties Law, which impose criminal and civil penalties against individuals or entities for, among other things, causing false or fraudulent claims to be presented, for payment to the federal government;
•the Health Insurance Portability and Accountability Act of 1996 ("HIPAA"), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services ("CMS"), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022, to require applicable manufacturers to report such information regarding its payments or other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices;
•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; and state and local laws require the registration of pharmaceutical sales representatives; and
•federal, state and foreign laws governing the privacy and security of personal information, including health information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, which may require us to, among other data protection measures, provide notices, obtain individual consents to use and disclose information, give individuals rights with respect to their information, and to keep the information secure. Enforcement of such laws could result in civil and criminal penalties as well as, in some circumstances, damages and related costs in defending private actions, including class actions.
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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and related legislation (collectively, the "Affordable Care Act"), substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the United States pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced a new “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a new Medicare Part D coverage gap discount program, in which manufacturers currently must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (7) created a licensure framework for follow-on biologic products; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.
There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and will remain open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.
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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the former Trump administration proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. The Most Favored Nation regulations mandate participation by identified Medicare Part B providers and will apply in all U.S. states and territories for a seven-year period beginning January 1, 2021, and ending December 31, 2027. On December 28, 2020, the U.S. District Court for the Northern District of California issued a nationwide preliminary injunction against implementation of the interim final rule. On January 13, 2021, in a separate lawsuit brought by industry groups in the U.S. District of Maryland, the government defendants entered a joint motion to stay litigation on the condition that the government would not appeal the preliminary injunction granted in the U.S. District Court for the Northern District of California and that performance for any final regulation stemming from the Most Favored Nation Model interim final rule shall not commence earlier than sixty (60) days after publication of that regulation in the Federal Register. Based on a recent executive order, the Biden administration expressed its intent to pursue certain policy initiatives to reduce drug prices.
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
We cannot be certain that IMVT-1401 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our product candidate in the United States until we receive approval of a biologics license application ("BLA") or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidate.

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
•the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy ("REMS") or its equivalent, as a condition of approval;
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
Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions have imposed, or in the future may impose or re-impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 and its variants. Our headquarters is located in New York City, we have business operations in North Carolina, and our contract manufacturers are located in the United States and in South Korea. At present, we have implemented work-from-home policies for all employees. The effects of our work-from-home policy, including any plans to return to the office, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
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
The spread and duration of COVID-19 and its variants has also led to disruption and volatility in the global capital markets, which increases the cost of, and adversely impacts access to, capital and increases economic uncertainty. The trading prices for our common stock and other biopharmaceutical companies have, at times, been highly volatile as a result of the COVID-19 pandemic. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital, which could in the future negatively affect our liquidity.

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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue, and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $30.5 million and $26.7 million for the three months ended June 30, 2021 and 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $229.1 million.
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

We are highly dependent on the skills and leadership of our senior management team and key employees. Our senior management and key employees may terminate their positions with us at any time. For example, in July 2021, Ms. Pamela Yanchik Connealy, our Chief Financial Officer, resigned as an employee and will continue to serve as our Chief Financial Officer in a consulting capacity through the date of our 2021 Annual Meeting of Stockholders. If we lose more members of our senior management team or key employees, our ability to successfully implement our business strategies could be adversely affected. Replacing these individuals may be difficult, cause disruption and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, manufacture, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any members of our senior management team or other employees.
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
We may have difficulties identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors, including training additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of IMVT-1401 and any future product candidate. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced, and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize IMVT-1401 or any future product candidate and compete effectively will partly depend on our ability to effectively manage any future growth.
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
We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the good clinical practice ("GCP") or current good manufacturing practice ("cGMP") standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
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
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including the COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010 (the "U.K. Bribery Act") and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.
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
Risks Related to Our Intellectual Property
Our product candidate for which we intend to seek approval as a biological product may face competition sooner than anticipated.
In the United States, the Biologics Price Competition and Innovation Act ("BPCIA") created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. New biologics, such as IMVT-1401, may be entitled to regulatory exclusivity under the BPCIA. The BPCIA grants new biologics 12 years of FDA-granted exclusivity. Further, under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. During the period of exclusivity, however, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own clinical data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. After the expiration of the exclusivity period, the FDA can approve a biosimilar product through an abbreviated approval process. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.
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

Patent reform legislation in the United States could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy Smith America Invents Act (the "Leahy-Smith Act") was signed into law in 2011 and includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention.
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
The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we in-license, and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license, and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.
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
We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is or may be relevant to or necessary for the commercialization of our product candidate or any future product candidates in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Therefore, patent applications covering our product candidate or any future product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidate or any future product candidates, including the use thereof, provided such pending patent applications result in issued patents, our ability to develop and market our product candidate or any future product candidates can be adversely affected in jurisdictions where such patents issue.
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
Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property, or affect financial or other obligations under the relevant agreement, any of which could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
On August 2, 2021, we entered into a share purchase agreement with RSL pursuant to which we agreed to issue and sell 17,021,276 shares of our common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 (the “Equity Investment”). Prior to the Equity Investment, RSL held approximately 57.5% of the voting power of our outstanding shares of common stock. Immediately following the consummation of the Equity Investment, and as of August 9, 2021, RSL beneficially owned approximately 63.8% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. Further, RSL is a privately held company whose ownership and governance structure is not transparent to our other stockholders. RSL recently entered into a business combination agreement with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, pursuant to which RSL would become a publicly-traded corporation if such transaction is completed. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish, or eliminate entirely, any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
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
If securities or industry analysts do not publish research or reports about our business, or publish negative reports about our business, our share price and trading volume has and could decline.
The trading market for shares of our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade shares of our common stock or change their opinion of shares of our common stock, our share price would likely decline. For example, after we announced the Equity Investment, Credit Suisse downgraded shares of our common stock, contributing to a decline of our share price. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly since we are now a large accelerated filer and are no longer a smaller reporting company after March 31, 2021. The Sarbanes-Oxley Act of 2002 (the "Sarbanes Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of The Nasdaq Global Select Market and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased, and will continue to increase, our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us, and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.
Pursuant to Section 404 of the Sarbanes Oxley Act ("Section 404"), we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404.
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
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†	Consulting Agreement between Immunovant, Inc. and Pamela Yanchik Connealy, dated July 13, 2021	8-K	001-38906	10.1	July 13, 2021
10.2	Share Purchase Agreement, dated as of August 2, 2021, by and between Immunovant, Inc. and Roivant Sciences Ltd.	8-K	001-38906	10.1	August 2, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Immunovant, Inc.

Date: August 9, 2021	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Pamela Yanchik Connealy
Pamela Yanchik Connealy
Chief Financial Officer