Form 10-Q
period 2021-09-30
Immunovant, Inc.
filed 2021-11-05
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2021, there were 115,000,246 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2021

Where You Can Find More Information

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.immunovant.com), filings we make with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidate, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form 10-Q. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our success relies upon a singular product candidate, IMVT-1401, formerly referred to as RVT-1401 (“batoclimab”) for which all clinical development by the Company has paused after elevated lipid levels were observed in some patients dosed with the drug. Unless we can determine a dosing regimen, target patient population, safety monitoring and risk management for batoclimab in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.

•Our product candidate has caused and may cause adverse events (including but not limited to elevated total cholesterol and low-density lipoprotein levels and reductions in albumin) or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

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

•We may not be able to successfully develop and commercialize our product candidate batoclimab on a timely basis or at all.

•Our business is heavily dependent on the successful development, regulatory approval and commercialization of our sole product candidate, batoclimab.

•Roivant Sciences Ltd. owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.

•Our business, operations, clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics, including the ongoing global Novel Coronavirus Disease 2019 (“COVID-19”) pandemic, on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, shippers and others.

•We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

•Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of patient confidence in us or our products, among other negative consequences.

•We are reliant on third parties to conduct, supervise and monitor our clinical trials and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements or our quality management program fails to detect such events in a timely manner, it may harm our business.

•We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

•We plan to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.

•Our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers which may delay or prevent our ability to obtain marketing approval or commercialize our product candidate if approved.

•We have a limited operating history and have never generated any product revenue.

•We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of batoclimab.

•Raising additional funds by issuing equity securities may cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

•We rely on our license agreement with HanAll Biopharma Co., Ltd. (the “HanAll Agreement”) to provide us rights to the core intellectual property relating to batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development and commercialization of batoclimab.

•The HanAll Agreement obligates us to make certain milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab.

•We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications, and our operating results will suffer if we fail to compete effectively.

•We are subject to stringent and changing privacy, data security, and information security laws, contractual obligations, self-regulatory schemes, government regulation and standards related to data privacy and security. Further, if our security measures are compromised now or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse effect on our business.

•If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline and has declined in the past as a result of Credit Suisse downgrading its rating for shares of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash	$558,952	$400,146
Prepaid expenses and other current assets	4,840	8,860
Total current assets	563,792	409,006
Operating lease right-of-use assets	2,731	3,282
Property and equipment, net	209	201
Total assets	$566,732	$412,489
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$4,243	$2,432
Accrued expenses	23,058	15,160
Current portion of operating lease liabilities	1,082	1,179
Total current liabilities	28,383	18,771
Operating lease liabilities, net of current portion, and other noncurrent liabilities	1,952	2,238
Total liabilities	30,335	21,009
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at September 30, 2021 and March 31, 2021	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2021 and March 31, 2021	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 114,998,871 shares issued and outstanding at September 30, 2021 and 500,000,000 shares authorized, 97,971,243 shares issued and outstanding at March 31, 2021	12	10
Additional paid-in capital	802,774	590,425
Accumulated other comprehensive income (loss)	442	(298)
Accumulated deficit	(266,831)	(198,657)
Total stockholders’ equity	536,397	391,480
Total liabilities and stockholders’ equity	$566,732	$412,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Operating expenses:
Research and development	$21,361	$11,976	$40,066	$28,898
General and administrative	16,289	8,998	27,469	18,662
Total operating expenses	37,650	20,974	67,535	47,560
Other expense (income), net	84	(225)	711	(151)
Loss before (benefit) provision for income taxes	(37,734)	(20,749)	(68,246)	(47,409)
(Benefit) provision for income taxes	(31)	40	(72)	88
Net loss	$(37,703)	$(20,789)	$(68,174)	$(47,497)
Net loss per common share – basic and diluted	$(0.35)	$(0.25)	$(0.66)	$(0.61)
Weighted-average common shares outstanding – basic and diluted	109,078,427	84,353,438	103,558,036	77,623,132

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(37,703)	$(20,789)	$(68,174)	$(47,497)
Other comprehensive income (loss):
Foreign currency translation adjustments	169	(232)	740	(206)
Total other comprehensive income (loss)	169	(232)	740	(206)
Comprehensive loss	$(37,534)	$(21,021)	$(67,434)	$(47,703)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Restricted stock units vested and settled	—	—	6,352	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	41	—	—	41
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	3,820	—	—	3,820
Foreign currency translation adjustments	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	(30,471)	(30,471)
Balance at June 30, 2021	10,000	$—	97,977,595	$10	$594,377	$273	$(229,128)	$365,532
Issuance of common stock upon investment by Roivant Sciences Ltd.	—	—	17,021,276	2	199,998	—	—	200,000
Capital contribution – stock-based compensation	—	—	—	—	692	—	—	692
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	7,669	—	—	7,669
Foreign currency translation adjustments	—	—	—	—	—	169	—	169
Net loss	—	—	—	—	—	—	(37,703)	(37,703)
Balance at September 30, 2021	10,000	$—	114,998,871	$12	$802,774	$442	$(266,831)	$536,397

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offering	—	—	9,613,365	1	130,427	—	—	130,428
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—
Issuance of common stock upon warrant redemption	—	—	5,719,145	1	65,751	—	—	65,752
Stock options exercised	—	—	23,841	—	63	—	—	63
Capital contribution – stock-based compensation	—	—	—	—	63	—	—	63
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	164	—	—	164
Stock-based compensation	—	—	—	—	3,918	—	—	3,918
Foreign currency translation adjustments	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(26,708)	(26,708)
Balance at June 30, 2020	10,000	$—	80,911,727	$8	$385,691	$10	$(117,934)	$267,775
Issuance of common stock upon underwritten public offering	—	—	6,060,606	1	188,118	—	—	188,119
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—
Stock options exercised	—	—	18,372	—	119	—	—	119
Capital contribution – stock-based compensation	—	—	—	—	54	—	—	54
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	53	—	—	53
Stock-based compensation	—	—	—	—	3,307	—	—	3,307
Foreign currency translation adjustments	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(20,789)	(20,789)
Balance at September 30, 2020	10,000	$—	97,890,705	$10	$577,341	$(222)	$(138,723)	$438,406

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities
Net loss	$(68,174)	$(47,497)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	12,222	7,342
Depreciation on property and equipment	54	24
Non-cash lease expense	551	431
Other non-cash items	740	(206)
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	4,021	2,611
Accounts payable	1,810	4,737
Accrued expenses	7,898	(5,315)
Operating lease and other noncurrent liabilities	(383)	(143)
Net cash used in operating activities	(41,261)	(38,016)
Cash flows from investing activities
Purchase of property and equipment	(62)	(86)
Net cash used in investing activities	(62)	(86)
Cash flows from financing activities
Capital contributions	129	217
Proceeds from investment by Roivant Sciences Ltd.	200,000	—
Proceeds from issuance of common stock upon underwritten public offering	—	319,783
Proceeds from issuance of common stock upon warrant redemption	—	65,752
Proceeds from stock options exercised	—	182
Payment of deferred offering costs	—	(975)
Repayment of note payable to Roivant Sciences Ltd.	—	(3,056)
Net cash provided by financing activities	200,129	381,903
Net change in cash	158,806	343,801
Cash – beginning of period	400,146	100,571
Cash – end of period	$558,952	$444,372

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. together with its wholly owned subsidiaries (the “Company” or “Immunovant”) is a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. The Company is developing a novel, fully human monoclonal antibody, IMVT-1401, formerly referred to as RVT-1401 (“batoclimab”) that selectively binds to and inhibits the neonatal fragment crystallizable receptor. The Company intends to develop batoclimab for indications in which there is robust evidence that pathogenic immunoglobulin G antibodies drive disease manifestation and for which reduction of these antibodies should lead to clinical benefit for patients with autoimmune diseases.

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company’s cash totaled $559.0 million and its accumulated deficit was $266.8 million.

The Company has not generated any revenues to date and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for batoclimab or any future product candidate. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidate. The Company currently expects that its existing cash as of September 30, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date the unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended September 30, 2021 are not necessarily indicative of those expected for the year ending March 31, 2022 or for any future period. The condensed consolidated balance sheet as of March 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 1, 2021.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of September 30, 2021 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that the COVID-19 pandemic may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

[C] Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to clinical effectiveness of the product, commercialization of products, regulatory approvals, dependence on key products, key personnel and third-party service providers such as contract research organizations (“CROs”), protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash. As of September 30, 2021, the cash balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

[E] Research and Development Expense

Research and development costs with no alternative future use are expensed as incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of product sales over the remaining useful life of the asset. Research and development expenses primarily consist of employee-related costs, milestone payments under the HanAll Agreement and expenses from third parties who conduct research and development activities (including manufacturing) on behalf of the Company. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by CROs. In making these estimates, the Company considers various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment. The Company accrues costs for non-clinical studies and contract manufacturing activities over the service periods specified in the contracts and are adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external services providers as to the progress toward completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended September 30,
	2021	2020
Preferred stock as converted	10,000	10,000
Options	6,156,944	5,834,682
Restricted stock units	3,394,097	127,200
Total	9,561,041	5,971,882

[H] Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Note 3 — Material Agreements

License Agreement

On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of RSL, entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as batoclimab and certain back-up and next-generation antibodies, and products containing such antibodies, in the United States of America (the “U.S.”), Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).

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

Since the acquisition of batoclimab, RSL and the Company have performed all the development associated with batoclimab and no amounts were incurred by HanAll and reported to the Company, to research or develop the technology for the three and six months ended September 30, 2021 and 2020, respectively.

On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with Immunovant Sciences GmbH (“ISG”), a wholly-owned subsidiary of the Company, to sublicense this technology, as well as RSG’s know-how and patents necessary for the development, manufacture or commercialization of any compound or product that pertains to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to batoclimab from RSG in the Licensed Territory, for an aggregate purchase price of $37.8 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2021	March 31, 2021
Research and development expenses	$14,778	$10,147
Accrued financial advisory fees	5,000	—
Accrued bonuses	1,792	3,138
Legal and other professional fees	761	1,196
Other expenses	727	679
Total accrued expenses	$23,058	$15,160

Note 5 — Related Party Transactions

Roivant Sciences, Inc. (“RSI”) and RSG Services Agreements

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

For the three and six months ended September 30, 2021, the Company was charged $0.8 million and $0.9 million, respectively, by RSI, RSG and RSL, which were treated as capital contributions in the accompanying unaudited condensed consolidated financial statements.

For the three and six months ended September 30, 2020, the Company was charged $0.2 million and $0.5 million, respectively, by RSI, RSG and RSL, of which $0.1 million and $0.3 million, respectively, were treated as capital contributions and $0.1 million and $0.2 million, respectively, were treated as amounts due to RSL in accrued expenses in the accompanying unaudited condensed consolidated financial statements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended September 30, 2021 and 2020, the Company incurred $0.3 million and $0.3 million, respectively, in rent expense under these operating leases. During the six months ended September 30, 2021 and 2020, the Company incurred $0.6 million and $0.5 million, respectively, in rent expense under these operating leases.

RSL Share Purchase Agreement

On August 2, 2021, the Company and RSL entered into a share purchase agreement pursuant to which the Company issued 17,021,276 shares of the Company’s common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 and received aggregate net proceeds of $200.0 million. Prior to the share issuance, the Company and RSL explored alternative potential transactions whereby the Company incurred additional costs, including $5.0 million in financial advisory fees, which are included in general and administrative expenses and accrued expenses in the accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended September 30, 2021.

Note 6 — Income Taxes

The Company’s effective tax rates were 0.08% and 0.11% for the three and six months ended September 30, 2021, respectively, and (0.19)% and (0.18)% for the three and six months ended September 30, 2020, respectively. The Company's effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

In connection with the closing of the Business Combination, the Company designated and issued 10,000 shares of Series A preferred stock, par value $0.0001 per share, to RSL, all of which shares are outstanding as of September 30, 2021.

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

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of September 30, 2021.

Common Stock

In connection with the closing of the Business Combination, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2021, the Company has 114,998,871 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	September 30, 2021	March 31, 2021
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	6,156,944	7,988,999
Restricted stock units outstanding	3,394,097	1,095,676
Equity awards available for future grants	4,963,197	1,781,043
Total	14,524,238	10,875,718

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, in connection with the Business Combination, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. Each year on April 1, the number of common shares reserved for issuance increased automatically by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2021, 3,918,850 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of September 30, 2021, options to purchase 3,209,770 shares of common stock and 3,394,097 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 4,963,197 shares of common stock remained available for future grant under the 2019 Plan.

Stock Option Repricing

Effective September 11, 2021, the Company’s board of directors repriced certain previously granted and still outstanding vested and unvested stock option awards under the 2019 Plan held by eligible employees and executive officers. As a result, the exercise price for these awards was lowered to $8.62 per share, which was the closing price of the Company’s common stock as reported on the Nasdaq Global Select Market on September 10, 2021. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 2,548,636 vested and unvested stock options outstanding as of September 11, 2021 with original exercise prices ranging from $10.71 to $50.67, were repriced.

The repricing on September 11, 2021 resulted in incremental stock-based compensation expense of $2.6 million, of which $0.4 million related to vested stock option awards and was expensed on the repricing date, and $2.2 million related to unvested stock option awards is being amortized on a straight-line basis over the remaining weighted-average vesting period of those awards of approximately 3.2 years.

2018 Equity Incentive Plan

Pursuant to the Share Exchange Agreement, upon the closing of the Business Combination, all vested or unvested outstanding options to purchase common shares of ISL under its 2018 Equity Incentive Plan (the “2018 Plan”) were automatically assumed by the Company and converted into options to purchase 4,408,287 shares of the Company’s common stock with no changes to the terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan. As of September 30, 2021, 2,947,174 stock options were outstanding under the 2018 Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2021	7,988,999	$16.97	9.04	$25,958
Granted	680,310	10.05
Forfeited	(2,471,739)	23.68
Expired	(40,626)	19.26
Balance - September 30, 2021	6,156,944	$8.96	8.38	$2,316
Exercisable - September 30, 2021	2,372,363	$9.06	7.65	$1,318

The weighted-average exercise price, remaining contractual term and aggregate intrinsic value as of September 30, 2021 reflect the impact of the stock option repricing discussed above. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of September 30, 2021. There were no stock options exercised during the six months ended September 30, 2021. The stock options granted during the six months ended September 30, 2021 had a weighted-average grant date fair value per share of $7.21.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Risk-free interest rate	0.80% - 1.12%	0.30% - 0.40%	0.80% - 1.12%	0.30% - 0.44%
Expected term, in years	6.11	5.81 - 6.11	6.03 - 6.11	5.56 - 6.11
Expected volatility	88.72% - 91.15%	83.31% - 84.05%	82.92% - 91.15%	78.16% - 84.05%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Outstanding as of March 31, 2021	1,095,676	$20.43
Issued	2,747,794	7.34
Vested and settled	(6,352)	24.86
Forfeited	(443,021)	19.59
Outstanding as of September 30, 2021	3,394,097	$9.94

Of the 3,394,097 RSUs outstanding as of September 30, 2021, 63,600 RSUs are vested and have not been settled, and the remaining 3,330,497 RSUs are not vested.

Stock-based Compensation Expense

For the three and six months ended September 30, 2021 and 2020, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$3,768	$951	$3,805	$1,370
General and administrative expenses	3,901	2,356	7,684	5,855
Total stock-based compensation	$7,669	$3,307	$11,489	$7,225

As of September 30, 2021, total unrecognized compensation expense related to non-vested stock options and RSUs was $37.1 million and $26.4 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.60 years and 1.65 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of RSL, RSI, RSG and the Company, stock-based compensation expense of $0.2 million and $0.1 million was recorded for the three months ended September 30, 2021 and 2020, respectively, and $0.3 million and $0.1 million for the six months ended September 30, 2021 and 2020, respectively, in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Principal Executive Officer was granted 25,000 RSUs of RSL in January 2021. These RSUs have a requisite service period of eight years. These RSUs will vest upon the achievement of both a time-based service requirement and RSL liquidity event requirement on or before the grant expiration date.

In September 2021, as a result of the closing of RSL’s business combination with Montes Archimedes Acquisition Corp. and the subsequent public listing of RSL’s common shares, the liquidity event of these RSL RSUs was achieved. Accordingly, the Company commenced recognition of stock-based compensation expense for the RSL RSUs in September 2021. For the three and six months ended September 30, 2021, the Company recorded $0.4 million of stock-based compensation expense related to these RSUs. As of September 30, 2021, there was $0.6 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this stock-based compensation expense over the remaining requisite service period.

Note 9 — Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities from October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On April 20, 2021, three movants filed motions for appointment as lead plaintiff, one of which was subsequently withdrawn on April 23, 2021. No hearing date has been set for the lead plaintiff motions. Following appointment of lead plaintiff, defendants, including the Company, expect the lead plaintiff to file an amended complaint and defendants, including the Company, to file a motion to dismiss the amended complaint. The Company intends to defend the case vigorously and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

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

Contingencies

In March 2020, COVID-19 disease was declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to and is disrupting supply chains and affecting production and sales across a range of industries. Currently, the Company has not suffered significant adverse consequences as a result of the COVID-19 pandemic, though it did slow enrollment of its clinical trials prior to the Company’s voluntary pause of clinical dosing in February 2021. The extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, including its variants, impact on employees and vendors all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s future financial condition or results of operations is uncertain.

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

Prior to December 18, 2019, we were known as Health Sciences Acquisitions Corporation (“HSAC”). On December 18, 2019, we completed the Business Combination (as defined in “Note 1 – Description of Business and Liquidity” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report) with Immunovant Sciences Ltd. (“ISL”), a private company. For accounting purposes, HSAC was deemed to be the acquired entity.

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

Overview

We are a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. We are developing a novel, fully human monoclonal antibody, IMVT-1401, formerly referred to as RVT-1401 (“batoclimab”) that selectively binds to and inhibits the neonatal fragment crystallizable receptor (“FcRn”). Batoclimab is the product of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd. (“HanAll”), to design a highly potent anti-FcRn antibody optimized for subcutaneous delivery. Our product candidate has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas. We intend to develop batoclimab in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

We are developing batoclimab as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule as discussed below. As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases. Examples of indications for which trials for anti-FcRn assets have been announced are: Myasthenia Gravis (“MG”), Warm Autoimmune Hemolytic Anemia (“WAIHA”), Thyroid Eye Disease (“TED”, formerly referred to as Graves’ Ophthalmopathy, or “GO”), Idiopathic Thrombocytopenic Purpura, Pemphigus Vulgaris, Chronic Inflammatory Demyelinating Polyneuropathy, Bullous Pemphigoid, Pemphigus Foliaceus, Myositis, Autoimmune Encephalitis (LGI1+), Myelin Oligodendrocyte Glycoprotein Antibody Disorders, moderate-to-severe Primary Sjögrens Syndrome, Lupus Nephritis, Systemic Lupus Erythematosus, refractory Rheumatoid Arthritis, Hemolytic Disease of the Fetus and Newborn and moderate-to-severe Cutaneous Lupus Erythematosus. In 2021, we estimate these diseases had an aggregate prevalence of approximately 1,200,000 patients in the United States of America (the “U.S.”) and 1,530,000 patients in Europe. To the extent we choose to develop batoclimab as a treatment for certain of these rare diseases, we plan to seek orphan drug designation in the U.S. and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we have been granted orphan drug designation by the FDA for batoclimab for the potential treatment of MG and we plan to seek orphan drug designation from the FDA for batoclimab for the treatment of WAIHA and TED and potentially in other orphan indications in which there is a medically plausible basis for its use, and we may seek orphan drug designation for batoclimab in Europe.

We are developing batoclimab as a fixed-dose subcutaneous injection, and have focused our initial development efforts on the treatment of MG, WAIHA and TED. We are also pursuing a series of other indications. MG is an autoimmune disease associated with muscle weakness. WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells. TED is an autoimmune inflammatory disorder that affects the muscles and other tissues around the eyes, which can be sight-threatening.

As previously disclosed in our Annual Report, in February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and low-density lipoprotein (“LDL”) levels observed in some trial subjects treated with batoclimab. No major adverse cardiovascular events have been reported to date in batoclimab clinical trials. In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review with input from external scientific and medical experts.

It is our intent to resume clinical studies with batoclimab and we are currently drafting study protocols across multiple indications. Utilizing pharmacokinetic (“PK”) and pharmacodynamic (“PD”) data obtained from our Phase 1 and Phase 2 studies, we are selecting dosing regimens for batoclimab which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL cholesterol levels. Protocols that contain long-term treatment extensions will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over a short-term treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab will need to incorporate any unfavorable effects on lipid profiles.

We have initiated discussions with the FDA and plan to initiate discussions with other regulatory agencies during the remainder of the calendar year 2021. Specifically, we have communicated with the FDA regarding a meeting in the fourth quarter of the calendar year 2021 to review modifications to our pivotal Phase 3 study in MG. These modifications are based on the FDA’s advice obtained during our previous end of Phase 2 meeting. Contingent upon feedback from the neurology division of the FDA, we plan to initiate a pivotal study in MG in the early part of the calendar year 2022. We recently closed the ASCEND WAIHA study, our open-label trial in warm autoimmune hemolytic anemia, in order to initiate planning for a randomized, controlled study with a long-term extension in this indication, contingent upon achieving alignment with the hematology division of the FDA. For TED, we also intend to re-initiate a placebo-controlled trial contingent upon achieving alignment with the ophthalmology division of the FDA.

We continue to evaluate potential new indications for batoclimab and we remain on track to announce at least two new indications by August 2022. For competitive reasons, we will likely announce these indications only after we have agreement with the FDA that we may proceed with a planned protocol. We expect at least one of the four indications beyond MG to be initiated as a pivotal trial in the calendar year 2022.

COVID-19 Business Update

We have been actively monitoring the impact of the COVID-19 pandemic on our employees and our business. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees in mid-March 2020 and our workforce has continued to work remotely. Our operations continue as we seek to comply with guidance from governmental authorities and adjust our activities as appropriate. To date, the COVID-19 pandemic has not had significant effects on the progression of our clinical trials, though it did slow enrollment of our clinical trials prior to our voluntary pause of clinical dosing in February 2021, as previously disclosed. Further, the COVID-19 pandemic has not had significant manufacturing supply interruptions of batoclimab, and we intend to continue to advance the research and development of batoclimab.

We have not experienced material financial impacts as a result of the COVID-19 pandemic. However, the impact of the COVID-19 pandemic on our future results will largely depend on future developments related to the COVID-19 pandemic, which are highly uncertain and cannot be predicted with confidence, such as the ultimate duration of the pandemic, the spread of its variants and the full impact on our enrolling clinical sites, financial markets and the global economy, travel restrictions and social distancing in the U.S. and other countries, and business closures or business disruptions, as well as the effectiveness of actions taken in the U.S. and other countries to contain and treat the disease, including the effectiveness of vaccines and vaccine distribution efforts.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report.

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

In December 2017, Roivant Sciences GmbH (“RSG”) entered into the HanAll Agreement. Under the HanAll Agreement, RSG, a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”), received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as batoclimab and certain back-up and next-generation antibodies, and products containing such antibodies, and to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the "Licensed Territory"), for all human and animal uses, during the term of the agreement.

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to batoclimab from RSG in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and its wholly owned subsidiary, Immunovant Sciences GmbH (“ISG”), for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. Since the acquisition of batoclimab, we, along with RSL, have performed all the development associated with batoclimab and no amounts were incurred by HanAll and reported to the Company for further research or development of the technology for the three and six months ended September 30, 2021 and 2020.

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

Services Agreements with Roivant Sciences, Inc. (“RSI”) and RSG

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

RSL Share Purchase Agreement

On August 2, 2021, we entered into a share purchase agreement with RSL pursuant to which we issued 17,021,276 shares of our common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 (the “Equity Investment”) and received aggregate net proceeds of $200.0 million.

Financial Operations Overview

Revenue

We have not generated any revenue and have incurred significant operating losses since inception, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize batoclimab or any future product candidates. Our ability to generate revenue sufficient to achieve profitability will depend completely on the successful development and eventual commercialization of batoclimab and any future product candidates.

Research and Development Expenses

We have been primarily engaged in preparing for and conducting clinical trials. Research and development expenses include program-specific costs, as well as unallocated costs.

Program-specific costs include direct third-party costs, which include expenses incurred under agreements with contract research organizations (“CROs”) and the cost of consultants who assist with the development of the Company’s product candidate on a program-specific basis, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidate.

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

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly over the next several years as we increase personnel and compensation costs, commence additional clinical trials for batoclimab and prepare to seek regulatory approval for our product candidate. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

The duration, costs and timing of clinical trials of batoclimab and any future product candidates will depend on a variety of factors that include, but are not limited to:

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

•the efficacy and safety profile of the product candidate; and

•the cost of manufacturing.

In addition, the probability of success for batoclimab will depend on numerous factors, including our product's efficacy, safety, ease of use, competition, manufacturing capability and commercial viability.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related benefits, costs allocated under the Services Agreements and stock-based compensation for general and administrative personnel, legal and accounting fees, consulting services and other operating costs relating to corporate matters and daily operations.

We anticipate that our general and administrative expenses will continue to increase in the future to support our continued research and development activities and increased costs of operating as a public company. These increases will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of our product candidate, increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. In addition, whenever batoclimab obtains regulatory approval, we expect that we would incur significant additional expenses associated with building medical affairs and commercial teams.

Results of Operations

The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$21,361	$11,976	$9,385
General and administrative	16,289	8,998	7,291
Total operating expenses	37,650	20,974	16,676
Other expense (income), net	84	(225)	309
Loss before (benefit) provision for income taxes	(37,734)	(20,749)	(16,985)
(Benefit) provision for income taxes	(31)	40	(71)
Net loss	$(37,703)	$(20,789)	$(16,914)
Research and Development Expenses for the Three Months Ended September 30, 2021 and 2020

The following table summarizes the period-over-period changes in research and development expenses for the three months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Change
	2021	2020	$
Program-specific costs:
Neurology diseases	$303	$569	$(266)
Endocrine diseases	1,125	1,400	(275)
Hematology diseases	286	1,094	(808)
Unallocated costs:
Contract manufacturing costs	8,067	3,005	5,062
Personnel-related expenses including stock-based compensation	7,762	3,387	4,375
Other	3,818	2,521	1,297
Total research and development expenses	$21,361	$11,976	$9,385

Research and development expenses increased by $9.4 million, from $12.0 million for the three months ended September 30, 2020 to $21.4 million for the three months ended September 30, 2021.

Program-specific research and development costs decreased by $1.3 million, from $3.1 million for the three months ended September 30, 2020 to $1.7 million for the three months ended September 30, 2021, primarily reflecting lower clinical activities due to the continued voluntary pause in our clinical trials.

Unallocated research and development costs increased by $10.7 million, from $8.9 million for the three months ended September 30, 2020 to $19.7 million for the three months ended September 30, 2021. This increase reflected higher contract manufacturing costs of $5.1 million, higher personnel-related expenses of $4.4 million and other increases related to clinical studies and clinical research of $1.3 million. The increases in contract manufacturing for process development and drug substance manufacturing combined with personnel costs primarily reflected investment spending to support our strategic objectives as we prepare to re-initiate our clinical activities.

General and Administrative Expenses for the Three Months Ended September 30, 2021 and 2020

General and administrative expenses increased by $7.3 million, from $9.0 million for the three months ended September 30, 2020 to $16.3 million for the three months ended September 30, 2021. This increase was primarily due to financial advisory, legal and other professional costs of $4.8 million, and higher personnel-related costs (including stock-based compensation) of $2.4 million.

The following table sets forth our results of operations for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020	Change
Operating expenses:
Research and development	$40,066	$28,898	$11,168
General and administrative	27,469	18,662	8,807
Total operating expenses	67,535	47,560	19,975
Other expense (income), net	711	(151)	862
Loss before (benefit) provision for income taxes	(68,246)	(47,409)	(20,837)
(Benefit) provision for income taxes	(72)	88	(160)
Net loss	$(68,174)	$(47,497)	$(20,677)

Research and Development Expenses for the Six Months Ended September 30, 2021 and 2020

The following table summarizes the period-over-period changes in research and development expenses for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,		Change
	2021	2020	$
Program-specific costs:
Neurology diseases	$548	$1,575	$(1,027)
Endocrine diseases	3,574	3,024	550
Hematology diseases	975	1,755	(780)
Unallocated costs:			—
Contract manufacturing costs	15,212	12,892	2,320
Personnel-related expenses including stock-based compensation	12,559	5,716	6,843
Other	7,198	3,936	3,262
Total research and development expenses	$40,066	$28,898	$11,168

Research and development expenses increased by $11.2 million, from $28.9 million for the six months ended September 30, 2020 to $40.1 million for the six months ended September 30, 2021.

Program-specific research and development costs decreased by $1.3 million, from $6.4 million for the six months ended September 30, 2020 to $5.1 million for the six months ended September 30, 2021, primarily reflecting lower clinical activities due to the continued voluntary pause in our clinical trials, partially offset by costs related to clinical activities for analyzing data and the program-wide data review.

Unallocated research and development costs increased by $12.5 million, from $22.5 million for the six months ended September 30, 2020 to $35.0 million for the six months ended September 30, 2021. This increase was primarily due to higher personnel-related expenses of $6.8 million, increases related to clinical studies and clinical research of $3.3 million and higher contract manufacturing costs of $2.3 million, primarily due to drug substance manufacturing. The increases in contract manufacturing and personnel costs primarily reflected investment spending to support our strategic objectives as we prepare to re-initiate our clinical activities.

General and Administrative Expenses for the Six Months Ended September 30, 2021 and 2020

General and administrative expenses increased by $8.8 million, from $18.7 million for the six months ended September 30, 2020 to $27.5 million for the six months ended September 30, 2021. This increase was primarily due to financial advisory, legal and other professional costs of $4.7 million, and higher personnel-related costs (including stock-based compensation) of $3.7 million.

Liquidity and Capital Resources

Overview

We had cash of $559.0 million and $400.1 million as of September 30, 2021 and March 31, 2021, respectively. For the three months ended September 30, 2021 and 2020, we had net losses of $37.7 million and $20.8 million, respectively. For the six months ended September 30, 2021 and 2020, we had net losses of $68.2 million and $47.5 million, respectively.

On August 2, 2021, we received aggregate net proceeds of $200.0 million from RSL pursuant to the Equity Investment. We are using the proceeds from the Equity Investment to advance the development of batoclimab in multiple indications and for general corporate purposes.

We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab or any future product candidate. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of batoclimab manufacturing, HanAll milestone payments and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•fund our clinical trials of batoclimab;

•fund our clinical development programs;

•launch any potential Phase 2 proof-of-concept studies of batoclimab in additional indications;

•incur costs associated with the pause, analysis and safety review of the clinical trials of batoclimab;

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

Our primary use of cash is to fund our clinical trials and clinical development activities. Our current funds will not be sufficient to enable us to complete all necessary development and commercially launch batoclimab. We anticipate that we will continue to incur net losses for the foreseeable future.

Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. We do not currently have any committed external source of funds. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common stockholder. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2021 and 2020 (in thousands):

	Six Months Ended September 30,
	2021	2020
Net cash used in operating activities	$(41,261)	$(38,016)
Net cash used in investing activities	(62)	(86)
Net cash provided by financing activities	200,129	381,903

Operating Activities

For the six months ended September 30, 2021, $41.3 million of cash was used in operating activities. This was primarily attributable to a net loss from operations for the year of $68.2 million, partially offset by non-cash charges of $13.6 million and a net change in operating assets and liabilities of $13.3 million. The non-cash charges consisted mainly of stock-based compensation of $12.2 million, reflecting the higher headcount and incentive equity awards as compared with the prior-year period. The change in our operating assets and liabilities was primarily due to an increase of $9.7 million in accounts payable and accrued expenses, driven by accrued financial advisory fees, as well as the timing and level of payments related to contract manufacturing and other research and development costs. The change in operating assets and liabilities also reflected $4.0 million of lower prepaid expenses and other current assets, driven by the timing of payments related to clinical research and contract manufacturing activities.

For the six months ended September 30, 2020, $38.0 million of cash was used in operating activities. This was primarily attributable to a net loss from operations of $47.5 million, non-cash charges of $7.6 million and a net change in operating assets and liabilities of $1.9 million. The non-cash charges consisted mainly of stock-based compensation of $7.3 million. The change in our operating assets and liabilities was primarily due to a decrease of $3.0 million in prepaid expenses and other current assets due to the settlement of a value-added tax receivable in April 2020.

Investing Activities

For the six months ended September 30, 2021 and 2020, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the six months ended September 30, 2021, $200.1 million of cash provided by financing activities primarily consisted of $200.0 million in proceeds from the Equity Investment.

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

Outlook

Based on our existing cash balance as of September 30, 2021 of $559.0 million, our research and development plans and our timing expectations related to our development programs for batoclimab, we expect to be able to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Contractual Obligations and Commitments

As of September 30, 2021, other than contingent payments pursuant to the HanAll Agreement and sublease agreements (as discussed below), we did not have any ongoing material financial commitments, such as lines of credit or guarantees, that we expect to affect our liquidity over the next several years.

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

We have not included potential future payments due under the HanAll Agreement in a table of contractual obligations because the payment obligations under this agreement are contingent upon future events. As of September 30, 2021, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to batoclimab, up to an aggregate of $20.0 million.

Sublease Agreements

In June 2020, we entered into two sublease agreements with RSI, for the two floors of the building that serves as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. The future fixed operating lease payments under both sublease agreements are $2.9 million over a lease period of approximately 2.5 years.

In April 2020, we entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. The future fixed operating lease payments under the sublease agreement are less than $0.1 million over the remaining lease period of 5 months.

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

We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and six months ended September 30, 2021, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2021 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of September 30, 2021, we had cash of $559.0 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

Foreign Currency Exchange Rate Risk

Our employees and our operations are currently primarily located in the U.S. and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we are exposed to fluctuations in foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars as we have contracted with and may continue to contract with foreign vendors. We believe an immediate hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our liquidity or our consolidated financial statements.

Effects of Risk

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of September 30, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Development, Regulatory Approval and Commercialization
Our success relies upon a singular product candidate, batoclimab, for which all clinical development by the Company has paused after elevated lipid levels were observed in some patients dosed with the drug. Unless we can determine a dosing regimen, target patient population, safety monitoring and risk management for batoclimab in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.
In February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. In our ASCEND GO-2 trial, lipid parameters were assessed at baseline, at week 12, and at week 20 following eight weeks off drug. Based on preliminary, unblinded data, median LDL cholesterol at week 12 was increased by approximately 12 mg/dL in the 255 mg dose group (corresponding to an increase from baseline of approximately 15%), by approximately 33 mg/dL in the 340 mg dose group (corresponding to an increase from baseline of approximately 37%), by approximately 62 mg/dL in the 680 mg dose group (corresponding to an increase from baseline of approximately 52%) and did not increase in the control group. The data analysis indicates a dose-dependent increase in lipids. Average high-density lipoprotein (“HDL”) and triglyceride levels also increased but to a much lesser degree. We also observed correlated decreases in albumin levels and the rate and extent of albumin reductions were dose-dependent. Subjects receiving the 255 mg weekly dose (“QW”) experienced the smallest reductions in albumin through week 12, with a median reduction of about 16% from baseline, while subjects receiving the 340 mg or 680 mg QW experienced median reductions of albumin of 26% or 40%, respectively. At week 20, both lipids and albumin returned to baseline.

In our open label ASCEND WAIHA trial, only two subjects completed 12 weeks of dosing prior to the program-wide pause in dosing, with three additional subjects partially completing the dosing period. Pre-specified and post-hoc lipid test results from these five subjects were analyzed along with post-hoc lipid test results performed on frozen samples from ASCEND MG subjects (where available) and post-hoc lipid test results from our Phase 1 Injection Site study. LDL elevations observed in the ASCEND WAIHA and ASCEND MG subject populations and in healthy subjects in the Phase 1 Injection Site study also appeared to be dose-dependent and were generally consistent in magnitude with the elevations observed in ASCEND GO-2 subjects. For more information about our ASCEND GO-2, ASCEND WAIHA, ASCEND MG and Phase 1 Injection Site studies, please refer to “Part I, Item 1. Business” of our Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on June 1, 2021.
No major adverse cardiovascular events have been reported to date in batoclimab clinical trials.

In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review with input from external scientific and medical experts. Based upon our review and expert input, we intend to resume clinical studies with batoclimab and we are currently drafting study protocols across multiple indications. Utilizing PK and PD data obtained from our Phase 1 and Phase 2 studies, we are selecting dosing regimens for batoclimab which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL cholesterol levels. Protocols that contain long-term treatment extensions will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over a short-term treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab will need to incorporate any unfavorable effects on lipid profiles. We have initiated discussions with the FDA and plan to initiate discussions with other regulatory agencies during the remainder of the calendar year 2021.
It is possible we will not be able to agree upon sufficient risk mitigation with regulatory authorities and that our development of batoclimab will not continue. Even if we are able to continue clinical development of batoclimab with such risk mitigations, any future approval and marketing would suffer from the risks of potential long-term lipid and albumin changes and potential impact of mitigating measures, including, among others, limited indication, monitoring, a risk evaluation and mitigation strategy (“REMS”), potential additional safety studies and other adverse labeling.
Our product candidate has caused and may cause adverse events (“AEs”) (including but not limited to elevated total cholesterol and LDL levels and reductions in albumin) or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.
AEs associated with our product candidate in our clinical trials could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours; as previously disclosed, lipid levels were not measured contemporaneously during these Phase 1, ASCEND MG and ASCEND GO-1 clinical trials of batoclimab. If an unacceptable frequency or severity of AEs or new safety signals are reported in our clinical trials for our product candidate, our ability to obtain regulatory approval for such product candidate may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidate or those from other companies targeting similar autoimmune indications could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete the trial, eventual labeling and risk management, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.
For example, in February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. Based on our program-wide data review, in our ASCEND GO-2 trial, data analysis indicates a dose-dependent increase in lipids and our ASCEND WAIHA initial preliminary data indicated a similar trend in lipid parameters as compared to those in the ASCEND GO-2 trial. We also observed a decrease in albumin levels and the rate and extent of albumin reductions were dose-dependent. We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities to align on the next steps in the continued development of batoclimab. These occurrences have harmed, and any reoccurrences may continue to harm, our business, financial condition and prospects.
If our product candidate is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
•regulatory authorities may withdraw, suspend or limit their approval of the product or require a REMS (or equivalent outside the U.S. to impose restrictions on the product’s distribution or require other risk management measures;
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
Our product candidate is still in clinical development and will require extensive clinical testing before we are prepared to submit a biologics license application (“BLA”) or other similar application for regulatory marketing approval. We cannot provide you any assurance that we will submit a BLA for regulatory approval for our product candidate within our projected timeframes or whether any such application will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for batoclimab; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar application. The FDA may also find that the benefits of batoclimab in any of our target indications do not outweigh its risks, including the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.

Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation delaying the next stage of clinical development or submission of a BLA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit negative safety signals in later stage clinical trials that they did not exhibit in nonclinical or earlier-stage clinical trials. A number of companies in the pharmaceutical industry, including biotechnology and biopharmaceutical companies, have suffered significant setbacks in or the discontinuation of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of early nonclinical studies and clinical trials of batoclimab, some of which were not conducted by us, may not be predictive of the results of our planned development programs and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results.
In February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. If we fail to successfully complete our clinical trials of batoclimab and demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab our business, financial condition and prospects would be harmed.
The commencement and completion of clinical trials may be delayed by several factors, including:
•failure to obtain regulatory authorization to commence a trial or reach a consensus with regulatory authorities regarding the design or implementation of our studies;
•unforeseen safety issues or subjects experiencing severe or unexpected AEs;
•continuation of previously identified safety issues, despite our program-wide safety strategy to characterize the safety profile of batoclimab in response to the previously reported change in albumin and lipids;
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
•failure to manufacture or release sufficient quantities of our product candidate or placebo or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our and global quality standards for use in clinical trials;
•inability to monitor patients adequately during or after treatment; or
•inappropriate unblinding of trial results.
In addition, disruptions caused by the COVID-19 pandemic increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or another regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including good clinical practice (“GCP”), that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our investigational new drug application (“IND”) or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidate could be harmed, and our ability to generate product revenue from our product candidate, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a termination or suspension of, or delay in, the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidate. We may make formulation or manufacturing changes to our product candidate, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidate and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidate could be significantly reduced.

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
In addition, we had no involvement with or control over the nonclinical or clinical development of batoclimab prior to its in-license from HanAll. We are dependent on HanAll having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, accurately reported the results of all nonclinical studies and clinical trials and other research they conducted prior to our acquisition of the rights to our product candidate, correctly collected and interpreted the data from these studies, trials and other research, and supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of this asset. Problems related to our predecessor could result in increased costs and delays in the development of our product candidate, which could adversely affect our ability to generate any future revenue from sales of our product candidate, if approved.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.
We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials for MG, TED and WAIHA due to the existing alternative treatments available for the treatment of MG, TED and WAIHA, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo.
Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies or other factors related to COVID-19, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Our product candidate is focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts on the treatment of MG, TED and WAIHA with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. We are also pursuing a series of other indications.
Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. While we completed an in-depth review of the preliminary data and are updating our comprehensive strategy to address the relative benefits and risks, it may be more difficult to recruit and retain patients for clinical trials in the future due to the voluntary pause. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.
Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidate or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
The results of our nonclinical and clinical trials may not support our proposed claims for our product candidate, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.
Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our Phase 1 clinical trial of batoclimab will be observed in any future clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings observed while clinical trials were underway and safety or efficacy observations in clinical trials.

We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities, with the intent to continue development of batoclimab. For example, while the ASCEND GO-2 trial was terminated and the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive, further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of batoclimab. Based on these analyses, we intend to re-initiate a placebo-controlled trial contingent upon achieving alignment with the ophthalmology division of the FDA. Our failure to successfully complete our clinical trials of batoclimab and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab would significantly harm our business.
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
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize batoclimab or any future product candidate, our business, operating results, prospects or financial condition may be harmed.

We may not be able to successfully develop and commercialize our product candidate batoclimab on a timely basis or at all.
Batoclimab is a novel therapeutic antibody and its potential therapeutic benefit is unproven. While several FcRn inhibitor candidates are under development by other companies, there is currently no approved therapy inhibiting FcRn for the treatment of autoimmune diseases, and, as a result, the regulatory pathway for batoclimab may present novel issues that could cause delays in development or approval. While results from early clinical trials of batoclimab have shown meaningful reductions in IgG antibody levels in healthy volunteers, batoclimab may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for batoclimab in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although we and our licensing partner have evaluated batoclimab nonclinical studies and in early-stage clinical trials, we have not yet advanced batoclimab into a large-scale, pivotal clinical trial for any indication. Positive results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials of batoclimab. For example, in February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts. We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities to align on the next steps in the continued development of batoclimab. If expectations from our Phase 1 and Phase 2 clinical trials cannot be replicated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, WAIHA and TED or any other autoimmune indication. As a result, our focus on exploring FcRn inhibition may fail to result in the identification of viable additional indications for batoclimab. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize batoclimab, raise capital, expand our business or continue our operations.
If we are not able to obtain required regulatory approvals, we will not be able to commercialize batoclimab or any future product candidate, and our ability to generate product revenue will be impaired.
batoclimab and any future product candidate that we may develop, as well as the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by similar regulatory authorities outside the U.S. Failure to obtain marketing approval for, and thus commercialize any product candidate, could negatively impact our ability to generate any revenue from product sales.
We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that our product candidate will never obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor any collaborator is permitted to market our product candidate in the U.S. or any other jurisdiction until we receive regulatory approval of a BLA from the FDA or similar regulatory authorities outside of the U.S.
The time required to obtain approval of a BLA by the FDA or similar regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the substantial discretion of the regulatory authority. Prior to submitting a BLA to the FDA or any comparable application to any other foreign regulatory authorities for approval of any product candidate, we will need to complete pivotal Phase 3 clinical trials to demonstrate favorable results with respect to safety, tolerability and efficacy. In addition, approval policies, regulations, or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.
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

Batoclimab is an antibody protein that could cause an immune response in patients, resulting in the creation of harmful or neutralizing antibodies against these therapeutic proteins, preventing or limiting regulatory approval or our ability to commercialize batoclimab.
In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidate, batoclimab, the administration of proteins such as monoclonal antibodies, even those that are fully human in nature including our product candidate, can cause an immune response, resulting in the creation of antibodies against the therapeutic protein. These anti-drug antibodies can have no effect or can neutralize the effectiveness of the protein or require that higher doses be used to obtain a therapeutic effect. Whether anti-drug antibodies will be created and how they react can often not be predicted from nonclinical or even clinical studies and their detection or appearance is often delayed. As a result, neutralizing antibodies may be detected at a later date or upon longer exposure of patients with our product candidate, such as following more chronic administration in longer lasting clinical trials. In some cases, detection of such neutralizing antibodies can even occur after pivotal clinical trials have been completed. Therefore, there can be no assurance that neutralizing antibodies will not be detected in future clinical trials or at a later date upon longer exposure (including after commercialization). If anti-drug antibodies reduce or neutralize the effectiveness of our product candidate, the continued clinical development or receipt of marketing approval for our product candidate could be delayed or prevented and, even if our product candidate is approved, its commercial success could be limited, any of which would impair our ability to generate revenue and continue operations.
We have licensed the rights to batoclimab in limited territories. Any adverse developments that occur during any clinical trials or manufacturing conducted by third parties, including HanAll, in other jurisdictions may affect our ability to obtain regulatory approval or commercialize batoclimab.
We have licensed the right to develop, manufacture and commercialize batoclimab in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize batoclimab in geographies outside of our Licensed Territory. If an impact to the characterization of the safety profile occurs in studies conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA may delay, limit or deny approval of batoclimab or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA approval for batoclimab and a new and/or serious safety issue is identified in connection with clinical trials of batoclimab conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA may withdraw their approval of the product or otherwise restrict our ability to market and sell batoclimab or may require additional testing or evaluation. In addition, treating physicians may be less willing to administer our product candidate due to concerns over such AEs, which would limit our ability to commercialize batoclimab. In addition, issues may arise in connection with the manufacturing process for batoclimab utilized by HanAll or any of its sublicensees or collaborators, which could affect our ability to obtain regulatory approval for or commercialize batoclimab.

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

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson), rozanolixizumab (UCB) and ALXN1830 (AstraZeneca).
We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin (“IVIg”) is also routinely used for patients with MG. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of generalized MG in patients who are positive for anti-acetylcholine receptor antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include ultomiris (marketed by AstraZeneca), a complement inhibitor indicated for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria, zilucoplan (UCB), a peptide inhibitor of C5, inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, and Ravulizumab-cwvz (AstraZeneca), an antibody inhibitor of the C5 protein, all of which are currently in Phase 3 trials.

Fostamatinib (Rigel Pharmaceuticals), a syk inhibitor, is currently in Phase 3 development for the treatment of WAIHA. A Phase 2 investigator-initiated study of ibrutinib (AbbVie), a BTK inhibitor, in steroid-refractory WAIHA is ongoing. Annexon Biosciences plans to initiate a Phase 2 trial for WAIHA in 2021 for ANX005, an antibody inhibitor of the C1q protein.
Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. Competition may reduce the number and types of patients available to us to participate in clinical trials because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.
Due to varying regulatory requirements in certain foreign countries, there are many more products and procedures available for use to treat autoimmune diseases in some international markets than are approved for use in the U.S. In certain international markets, there are also fewer limitations on the claims that our competitors can make about the effectiveness of their products and the manner in which they can market their products. As a result, we expect to face more competition in these markets than in the U.S.
Our ability to compete successfully will depend largely on our ability to:
•develop and commercialize therapies in our target indications that are superior to other products in the market;
•demonstrate through our clinical trials that batoclimab or any future product candidate is differentiated from existing and future therapies;
•attract qualified scientific, product development, manufacturing and commercial personnel;
•obtain patent or other proprietary protection for batoclimab and any future product candidates;
•obtain required regulatory approvals, including approvals to market batoclimab or any future product candidate we develop, in ways that are differentiated from existing and future products and treatments;
•have commercial quantities of any approved product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•successfully commercialize batoclimab or any future product candidate, if approved;
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
Additional time may be required to obtain marketing authorizations for our batoclimab pre-filled syringe product candidate because it would be subject to regulation as a combination product.
Combination products are therapeutic and diagnostic products that combine drugs, devices and/or biological products. Our batoclimab pre-filled syringe product candidate and our auto-injector product candidate would be considered a combination product that requires coordination within the FDA and in similar foreign regulatory agencies for review of its device and biologic components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of our product candidate due to uncertainties in the product development and approval process.
The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory agencies, that such product candidate is safe and effective for its intended use. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the U.S. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.
Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of patient confidence in us or our products, among other negative consequences.
Quality management plays an essential role in contract manufacturing of drugs or drug products, conducting clinical trials, preventing defects, improving our product candidate and services and assuring the safety and efficacy of our product candidate. Our goal is to maintain a robust quality management program which includes the following broad pillars of quality:
•monitoring and assuring regulatory compliance for clinical trials, manufacturing and testing of good practice (“GxP”) products;
•monitoring and providing oversight of all GxP suppliers (e.g., contract development manufacturing organizations and CROs);
•establishing and maintaining an integrated, robust quality management system for clinical, manufacturing, supply chain and distribution operations; and
•cultivating a proactive, preventative quality culture and employee and supplier training to ensure quality.

Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity or a loss of patient confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of potential future sales, which could have an adverse effect on our business, financial condition and results of operations.

Even if we obtain regulatory approval for a product candidate, we will still face extensive ongoing quality and regulatory compliance requirements and our product may face future development and quality or regulatory compliance difficulties.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, AE reporting, storage, recordkeeping, conduct of potential post-market studies and post-market commitment and requirements, export, import and advertising and promotional activities for such product, among other things, by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current good manufacturing practice (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning be included in the product labeling, which could limit sales of the product. Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S. and other comparable regulations in foreign jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, U.S. Department of Justice, State Attorneys General and other foreign regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.
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
•requirement of a REMS or additional risk management plans (or equivalent outside the U.S.);
•Warning or Untitled Letters;
•withdrawal of the product from the market;
•recall of a product;
•fines, restitution or disgorgement of profits or revenues;
•suspension or withdrawal of marketing approvals;
•refusal to permit the import or export of such product;
•product seizure; or
•lawsuits, injunctions or the imposition of civil or criminal penalties.

The FDA and other regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of batoclimab or any future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.
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
Even if we receive marketing approval for batoclimab or any future product candidate, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
Even if we receive marketing approval for a product candidate, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:
•the safety, efficacy, risk-benefit profile and potential advantages, including in the case of batoclimab subcutaneous delivery method, compared to alternative, competing or existing treatments, which physicians may perceive to be adequately effective for some or all patients;
•limitations or warnings contained in the labeling approved for our product candidate by the FDA or other applicable regulatory authorities;
•any restrictions on the use of the product candidate and the prevalence and severity of any side effects;
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
Market acceptance of batoclimab for the treatment of MG, TED and WAIHA may also be affected by the perception that existing available treatments, such as pyridostigmine, corticosteroids and immunosuppressants, may be sufficient to treat the majority of these patients. In addition, batoclimab, if approved, may compete with other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions as batoclimab in completed clinical trials to date. In addition, the potential patient population for our initial indication and other autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidate, if approved, could be much slower than anticipated.
We cannot assure you that batoclimab or any future product candidate, if approved, will achieve broad market acceptance among physicians, patients and third-party payors. The failure of any such product candidate that receives regulatory approval or clearance to achieve market acceptance or commercial success would adversely affect our business and results of operations.

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
We do not currently have any infrastructure for the sales, marketing or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, compliance, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization.
We expect to build a focused sales, distribution and marketing infrastructure to market our product candidate in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, develop an appropriate compliance function, provide adequate training to sales and marketing personnel and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. If the commercial launch of our product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.
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

We plan to continue to seek orphan drug designation for batoclimab, but we may be unable to obtain such further designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.
In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the potential treatment of MG and we plan to seek orphan drug designation from the FDA for batoclimab for the treatment of WAIHA and TED and potentially in other orphan indications in which there is a medically plausible basis for its use, and we may seek orphan drug designation for batoclimab in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the E.U., the European Medicines Agency’s (“EMA”) Committee for Orphan Medicinal Products assesses orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. or a serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product and where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the U.S., orphan drug designation entitles a sponsor to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. In the E.U., orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval in respect of the approved therapeutic indication if the designation is maintained at the time of granting the E.U. product approval. The 10-year market exclusivity can be extended to 12 years under the E.U. pediatric regulation if the studies contained in an agreed pediatric investigation plan are completed with the data submitted for regulatory review as part of the compliance check. This period of exclusivity may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
Although we intend to seek additional orphan drug designation for batoclimab from the FDA and the EMA’s Committee for Orphan Medicinal Products, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG, WAIHA or TED does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain additional orphan drug designation for batoclimab from the FDA or the EMA’s Committee for Orphan Medicinal Products, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of batoclimab could be blocked for seven years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in the E.U., it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or the EMA’s Committee for Orphan Medicinal Products later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or other regulatory agency review and approval process.

If we obtain approval to commercialize our product outside of the U.S., a variety of risks associated with international operations could adversely affect our business.
If our product candidate is approved for commercialization outside of the U.S., we expect that we will be subject to additional risks related to entering into international business relationships, including:
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
•workforce uncertainty in countries where labor unrest is more common than in the U.S.;
•potential noncompliance with the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”) or similar antibribery and anticorruption laws in other jurisdictions;
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
Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support efforts, charitable organizations and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we obtain marketing approval. Such laws include, among others:
•the federal Anti-Kickback Statute, which broadly prohibits the exchange of any “remuneration” related to items or services for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. Violations of the federal Anti-Kickback Statute also may constitute a false or fraudulent claim for purposes of the False Claims Act ("FCA");
•the federal criminal and civil false claims laws, including the FCA, through civil whistleblower or “qui tam” actions, and the Civil Monetary Penalties Law, which impose criminal and civil penalties against individuals or entities for, among other things, causing false or fraudulent claims to be presented for payment to the federal government;
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

•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services ("CMS"), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members, which will be expanded beginning in 2022 to require applicable manufacturers to report such information regarding its payments or other transfers of value made to physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists and certified nurse midwives during the previous year;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices;
•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing and state and local laws that require the registration of pharmaceutical sales representatives; and
•federal, state and foreign laws governing the privacy and security of personal information, including health information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act ("HITECH"), and their implementing regulations, which may require us to, among other data protection measures, provide notices, obtain individual consents to use and disclose information, give individuals rights with respect to their information and keep the information secure. Enforcement of such laws could result in civil and criminal penalties as well as, in some circumstances, damages and related costs in defending private actions, including class actions.
Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. The issuance of a subpoena or an investigation, regardless of the merits, may result in negative publicity, a drop in our share price and other harm to our business, financial condition and results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and may have a significant adverse effect on our business and results of operations.
There have been, and continue to be, numerous executive, legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the U.S. there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, boosting pricing transparency, improving quality and/or expanding patient access and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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
There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 ("TCJA") was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.
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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the former Trump administration proposals. As a result, the FDA released a final rule on September 24, 2020, effective November 30, 2020, implementing a portion of the importation executive order providing guidance for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The implementation of the rule has been delayed by the Biden administration from January 1, 2022 to January 1, 2023 in response to ongoing litigation. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers, the implementation of which have also been delayed by the Biden administration until January 1, 2023. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on August 10, 2021, CMS published a proposed rule that seeks to rescind the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of the budget reconciliation process.
At the state level, individual states in the U.S. are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.
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

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidate that we develop through approval will be made on a plan-by-plan basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our products, to the extent that patients who are prescribed our products, if approved, are not separately reimbursed for the cost of the product.
The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage or reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidate that we develop. Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. There can be no assurance that our product candidate, if approved, will be considered medically reasonable and necessary or cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the U.S. and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidate profitably, if approved for sale.
Risks Related to Our Business, Financial Position and Capital Requirements
Our business is heavily dependent on the successful development, regulatory approval and commercialization of our sole product candidate, batoclimab.
We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that a substantial portion of our efforts and expenditures over the next few years will be devoted to the advancement of batoclimab. Accordingly, our business currently depends heavily on the successful completion of our clinical trials for batoclimab and subsequent regulatory approval and commercialization of this product candidate. Delays or failures in the clinical trials for batoclimab, for example due to the voluntary pause of our clinical trials announced in February 2021 and resulting inconclusive study results, have and could in the future significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”
We cannot be certain that batoclimab will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries that each have differing regulations. We are not permitted to market our product candidate in the U.S. until we receive approval of a BLA or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidate.

We have not submitted a BLA for batoclimab to the FDA or any comparable application to any other regulatory authority. Obtaining approval of a BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of batoclimab for many reasons, including:
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
•the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our clinical trials of batoclimab for the treatment of MG, TED and WAIHA;
•the CROs that we retain to conduct clinical trials may take actions outside of our control or otherwise commit errors or breaches of protocols that materially adversely impact our clinical trials and ability to obtain market approvals;
•the FDA or other relevant regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of our product candidate outweigh its safety risks;
•the FDA or other relevant regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of our product candidate or may require additional studies;
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
•the FDA or other relevant regulatory authorities may require development of a REMS or its equivalent as a condition of approval;
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
Even if we do receive regulatory approval to market batoclimab, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market batoclimab. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidate will be successfully developed or commercialized.
In addition, if our product candidate encounters safety or efficacy problems, such as the observed lipid findings from our clinical trials of batoclimab, developmental delays, regulatory issues, supply issues, or other problems in one of our target indications, our development plans for our product candidate could be significantly harmed in other indications, which would have a material adverse effect on our business. Further, competitors who are developing product candidates in the autoimmune disease field, including IgG-mediated autoimmune indications, or that target the same indications or use the same mechanism of action as us may experience problems with their product candidates that could suggest problems with our product candidate that would potentially harm our business.

Our business, operations, clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics, including the ongoing COVID-19 pandemic, on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, shippers and others.
Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions have imposed, or in the future may impose or re-impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 and its variants. Our headquarters is located in New York City, we have business operations in North Carolina and our contract manufacturers are located in the U.S. and in South Korea. At present, we have implemented work-from-home policies for all employees. The effects of our work-from-home policy, including any plans to return to the office, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.
We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur or re-occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the U.S. and other countries or the availability or cost of materials, which could disrupt our supply chain. For example, any manufacturing supply interruption of batoclimab, which is currently manufactured at facilities in the U.S. and in South Korea, or any future product candidates, could adversely affect our ability to conduct clinical trials of batoclimab and any future product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.
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
In February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. Prior to this voluntary pause of our clinical trials, the COVID-19 pandemic impacted clinical site enrollment and some participants’ ability to follow office visit schedules and protocols. Given the uncertain course of the COVID-19 pandemic, it is impossible to predict with certainty any future impact it may have on our operations. For example, patient enrollment could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

The spread and duration of COVID-19 and its variants has also led to disruption and volatility in the global capital markets, which increases the cost of and adversely impacts access to capital and increases economic uncertainty. The trading prices for our common stock and other biopharmaceutical companies have, at times, been highly volatile as a result of the COVID-19 pandemic. To the extent the COVID-19 pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital, which could in the future negatively affect our liquidity.

The COVID-19 pandemic continues to evolve rapidly. The ultimate impact of the COVID-19 pandemic or a similar health epidemic or pandemic is highly uncertain and subject to change. We do not yet know the full extent of potential delays or impacts on our business, our clinical trials, healthcare systems or the global economy as a whole. However, these effects could have a material impact on our operations.
We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $37.7 million and $20.8 million for the three months ended September 30, 2021 and 2020, respectively, and $68.2 million and $47.5 million for the six months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, we had an accumulated deficit of $266.8 million.
We expect to continue to incur substantial and increasing losses through the commercialization of batoclimab or any future product candidate, if approved. We currently have no products that are approved for commercial sale. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of batoclimab or any future product candidate, obtain necessary regulatory approvals for such product candidate and manufacture and successfully commercialize such product candidate alone or in collaboration with others. We cannot assure you that we will be profitable even if we successfully commercialize batoclimab or any future product candidate. If we do successfully obtain regulatory approval to market a product candidate, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidate, the reimbursement environment for our product candidate and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities for batoclimab or any future product candidate is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such product candidate, even if approved. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations.
We expect our research and development expenses in connection with our development program for batoclimab to continue to be significant. In addition, if we obtain regulatory approval for batoclimab, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had and will continue to have an adverse effect on our results of operations, financial position and working capital.
We have a limited operating history and have never generated any product revenue.
We are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, manufacture a commercial scale product, or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, manufacturing and commercializing pharmaceutical products, including antibody-based products.
Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for batoclimab and any future product candidates. We have never been profitable, have no products approved for commercial sale and have not generated any product revenue.
Even if we receive regulatory approval for batoclimab or any future product candidate, we do not know when or if we will generate product revenue.
Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:
•successfully complete clinical trials and obtain regulatory approval for the marketing of batoclimab or any future product candidate in the U.S. and in other jurisdictions;
•add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts and operations as a public company;

•initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of batoclimab or any future product candidate manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•attract and retain experienced management and advisory teams;
•raise additional funds when needed and on terms acceptable to us;
•commercially launch batoclimab or any future product candidate, if approved, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;
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
Because of the numerous risks and uncertainties associated with product development, including delays in subject enrollment or interruptions in clinical trial supplies or investigational product, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if batoclimab or any future product candidate is approved for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and you may lose some or all of your investment.
We may not be successful in our efforts to identify and acquire or in-license additional product candidates or technologies or to enter into collaborations or strategic alliances for the development and commercialization of any such future product candidates.
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
•potential product candidates may not be effective in treating their targeted diseases; or
•the acquisition or in-licensing transactions can entail numerous operational and functional risks, including exposure to unknown liabilities, disruption of our business, incurrence of substantial debt or dilutive issuances of equity securities to pay transaction consideration or costs or higher than expected acquisition or integration costs.
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

In the future, we may also decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our product candidate in the U.S. or other countries or territories. We will likely face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidate because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidate as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.
We will require additional capital to fund our operations and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of batoclimab.
We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize batoclimab. These expenditures will include costs associated with the HanAll Agreement, pursuant to which we are required to reimburse HanAll for half of budgeted research and development costs incurred by them with respect to batoclimab (up to an aggregate reimbursement amount of $20.0 million), make payments in connection with the achievement of certain regulatory milestones prior to generating any product sales (including the initiation of certain clinical trials for batoclimab), make significant further payments upon the achievement of certain sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab, if approved.
We will require additional capital to complete the development and potential commercialization of batoclimab, such as costs associated with conducting a program-wide data review and developing a program-wide integrated safety strategy. Because the length of time and activities associated with successful development of our product candidate are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
•the timing, progress, costs and results of our clinical trials for batoclimab;
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
•the cost of establishing sales, marketing and distribution capabilities for batoclimab or any future product candidate in regions where we choose to commercialize such product candidate on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidate, if approved for commercial sale.
We do not have any committed external source of funds. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of batoclimab and any future product candidates or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of batoclimab, we are unable to estimate the associated amounts of increased capital outlays, operating expenditures and capital requirements.

Raising additional funds by issuing equity securities may cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
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
If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or batoclimab or any future product candidate or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.
We rely on the HanAll Agreement to provide us rights to the core intellectual property relating to batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development and commercialization of batoclimab.
We have licensed our core intellectual property relating to batoclimab from HanAll under the HanAll Agreement. If, for any reason, the HanAll Agreement is terminated or we otherwise lose those rights, it would adversely affect our business. The HanAll Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by them with respect to batoclimab, up to an aggregate reimbursement amount of $20.0 million. If we breach any material obligations or use the intellectual property licensed to us in an unauthorized manner, under the HanAll Agreement, we may be required to pay damages to our collaborators and they may have the right to terminate the applicable licenses, which would result in us being unable to develop, manufacture and sell batoclimab, if approved.
The HanAll Agreement obligates us to make certain milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab.
We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $442.5 million upon the achievement of certain development and regulatory milestone events, which events will occur prior to our planned commercialization of batoclimab. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.
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

We are highly dependent on the skills and leadership of our senior management team and key employees. Our senior management and key employees have previously and may terminate their positions with us at any time. If we lose members of our senior management team or key employees, our ability to successfully implement our business strategies could be adversely affected. Replacing these individuals may be difficult, cause disruption to our business and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, manufacture, gain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any members of our senior management team or other employees.
We plan to expand our organization and we may experience difficulties in managing this growth, which could disrupt our operations.
We expect to hire, either directly, or through any current or future subsidiaries of ours, additional employees for our managerial, finance and accounting, legal, clinical, scientific and engineering, regulatory, operational, manufacturing, medical affairs, business development and sales and marketing teams.
We may have difficulties identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors, including training additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of batoclimab and any future product candidate. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize batoclimab or any future product candidate and compete effectively will partly depend on our ability to effectively manage any future growth.
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
We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies, manufacturing and the GCP or cGMP standards, federal, state and foreign healthcare fraud and abuse laws and data privacy or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidate or cause delays and disruptions for the approval of our product candidate, if at all. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.
International expansion of our business exposes us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the U.S.
Part of our business strategy involves potentially expanding internationally with third-party collaborators to seek regulatory approval for batoclimab and any future product candidates outside the U.S. Doing business internationally involves a number of risks, including but not limited to:
•multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidate, if approved, in various countries;
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

•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including the COVID-19 pandemic and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, the U.K. Bribery Act and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.
Any of these risks, if encountered, could significantly harm our future international expansion and operations and consequently, negatively impact our financial condition and results of operations.
We are subject to stringent and changing privacy, data security, and information security laws, contractual obligations, self-regulatory schemes, government regulation and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, disrupt our clinical trials or otherwise adversely affect our business.
We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad (“Process” or “Processing”) necessary to operate our business for legal, marketing and other business-related purposes.
There are numerous federal, state, local and foreign laws, regulations and guidance regarding privacy, information security and Processing (“Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (as defined below).

For example, U.S. states have increasingly begun to introduce comprehensive privacy legislation. The California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The potential effects of the CCPA are far-reaching and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16 and establish a new California Privacy Protection Agency to implement and enforce the new law. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, and Colorado recently enacted the Colorado Privacy Act, both laws of which emulate the CCPA and CPRA in many respects. Further, proposals for comprehensive privacy, data protection, and information security legislation are advancing in several other states. A patchwork of differing laws would increase the cost and complexity of operating our business and increase our exposure to liability.
We also expect that there will continue to be new or amended laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various foreign jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the E.U. The GDPR imposes more stringent data protection requirements and requires us to give more detailed disclosures about how we collect, use and share personal information, contractually commit to data protection measures in our contracts with clients, maintain adequate data security measures, notify regulators and affected individuals of certain data breaches, meet extensive privacy governance and documentation requirements and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The GDPR provides greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation, restrictions on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services or conduct clinical trials in the E.U. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources.

Assisting our customers, partners, and vendors in complying with the GDPR or complying with the GDPR ourselves may cause us to incur substantial operational costs or require us to change our business practices.
In addition, the regulation of data transfers between the EU and U.K. remains subject to post-Brexit uncertainty. Pursuant to a post-Brexit trade deal between the U.K. and the EU, transfers of personal information from the EEA to the U.K. are not considered restricted transfers under the GDPR for a period of up to six months from January 1, 2021. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and can intervene if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the U.K. will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers. Additionally, although U.K. privacy, data protection and information security law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.
In addition, the GDPR includes restrictions on cross-border data transfers. A recent decision by the Court of Justice of the European Union (the Schrems II ruling), however, has invalidated the E.U.-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe, and raised questions about whether the European Commission’s Standard Contractual Clauses (“SCCs”), one of the primary alternatives to the E.U.-U.S. Privacy Shield Framework, can lawfully be used for personal information transfers from Europe to the U.S. or most other countries. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The U.K., whose data protection laws are similar to those of the E.U., may similarly determine that the EU-U.S. Privacy Shield Framework is not a valid mechanism for lawfully transferring personal information from the U.K. to the U.S. On June 4, 2021, the European Commission adopted new SCCs, which impose on companies additional obligations relating to data transfers, including the obligation to conduct a transfer impact assessment and, depending on a party’s role in the transfer, to implement additional security measures and to update internal privacy practices. If we elect to rely on the new SCCs for data transfers, we may be required to incur significant time and resources to update our contractual arrangements and to comply with new obligations. The new SCCs may increase the legal risks and liabilities under European privacy, data protection, and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of E.U. personal information outside of the E.U. (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.
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
Data Protection Laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future. We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, partners or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations.
If we, our vendors or business partners fail, or are perceived to have failed, to address or comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices, it could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, lead to a loss of customers, reduce the use of our products, interrupt or stop clinical trials, result in litigation and liability, result in an inability to process personal information or to operate in certain jurisdictions, cause a material adverse effect on our business operations or financial results or otherwise result in a material adverse effect on our business.
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

We may in the future receive inquiries or be subject to investigations, proceedings or actions by various government entities regarding our privacy and information security practices and Processing (“Regulatory Proceedings”). These Regulatory Proceedings could result in a material adverse effect on our business, including without limitation, interruptions of or require changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business (See Part I, Item 3 “Legal Proceedings” for additional information). We may in the future face litigation regarding our privacy and information security practices and Processing, including without limitation, class action litigation, which could result in a material adverse effect on our business.
If our security measures are compromised now or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse effect on our business, including without limitation, a material interruption to our operations, harm to our reputation, significant fines, penalties and liability, breach or triggering of Data Protection Laws, Privacy Policies and Data Protection Obligations or material disruption of our clinical trials or other business activity.
In the ordinary course of our business, we collect, process and store proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves or other parties (“Sensitive Information.”)
We may use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf, such as RSL and its affiliates, our CROs and other contractors. We may also share Sensitive Information with our partners or other third parties in conjunction with our business. If we, our service providers, partners or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of or inadvertent exposure or disclosure of Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (collectively a “Security Breach”), it may result in a material adverse effect on our business, including without limitation, disruptions of our drug development programs, delays in our regulatory approval efforts, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss.

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, software bugs, malicious code (such as viruses and worms), employee theft or misuse, supply chain attacks, denial-of-service attacks (such as credential stuffing) and ransomware attacks, sophisticated nation-state and nation-state-supported actors now engage in attacks (including advanced persistent threat intrusions). We may also be the subject of phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. Additionally, the COVID-19 pandemic and our remote workforce pose increased risks to our information technology assets and data. Moreover, security incidents can result in the diversion of funds and interruptions, delays or outages in our operations and services, including due to ransomware attacks, which have increased in frequency and severity.
We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations (including our clinical trial activities) or information technology in an effort to protect against Security Breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to implement specific security measures or use industry-standard or reasonable measures to protect against Security Breaches. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties will be effective in protecting against all Security Breaches and adverse effects on our business that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent Security Breaches or threats or techniques used to detect or exploit vulnerabilities in our (or our service providers, partners or other relevant third parties’) information technology, services, communications or software because such threats and techniques change frequently, are often sophisticated in nature and may not be detected until after an incident has occurred. In addition, security researchers and other individuals have and will continue to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities.
Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to notify relevant stakeholders of Security Breaches, including affected individuals, customers, regulators and credit reporting agencies. Such disclosures are costly and the disclosures or the failure to comply with such requirements could lead to adverse effects on our business including, without limitation, negative publicity, a loss of customer confidence in our services or security measures or breach of contract claims. There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable Data Protection Laws, Privacy Policies or Data Protection Obligations related to information security or Security Breaches.
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
While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or adverse effects on our business arising out of our privacy and security practices, Processing or Security Breaches or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any products that we may develop.
The use of batoclimab and any future product candidate in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies, government authorities or others taking or otherwise coming into contact with any approved products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:
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

The product liability insurance we currently carry and any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for batoclimab or any future product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization any approved product.
Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.
The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.
Separately, in response to the COVID-19 pandemic, the FDA adopted a risk-based approach to the inspection of foreign and domestic manufacturing facilities and similar restrictions. The use of alternative regulatory tools may delay FDA or regulatory authority actions. If a prolonged government shutdown occurs or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on our business.

Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical supplies and commercial supplies of our product candidate. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers which may delay or prevent our ability to obtain marketing approval or commercialize our product candidate if approved.
We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Third-party vendors may be difficult to identify for our product candidate process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. Any significant delay in the supply of a product candidate or the raw material components thereof or in placebo controls for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of batoclimab or any future product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for any product candidate, the commercial launch of such product candidate would be delayed or there would be a shortage in supply, due to the COVID-19 pandemic or otherwise, which would impair our ability to generate revenue from the sale of such product candidate. In addition, batoclimab is a biologic and requires processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Our future success depends on our ability to maintain and continuously improve our quality management program to monitor the manufacturing processes used by third-party manufacturers and our reliance on third-party manufacturers does not relieve us of our regulatory responsibilities. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process, which may not be detectable by us in a timely manner, could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims and insufficient inventory. A quality or safety issue emanating from manufacturing failures may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.
The facilities used by our contract manufacturers to manufacture our product candidate must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidate. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidate or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market our product candidate, if approved. Further, our reliance on third-party manufacturers entails risks, including:
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
Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our products, as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure or total or partial suspension of production.
We are reliant on third parties to conduct, supervise and monitor our clinical trials and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements or our quality management program fails to detect such events in a timely manner, it may harm our business.
We currently do not have the ability to independently conduct nonclinical studies that comply with good laboratory practice (“GLP”) requirements. We also do not currently have the ability to independently conduct any clinical trials. We rely exclusively on CROs and clinical trial sites, which need to comply with GCP, to ensure the proper and timely conduct of our clinical trials and we have limited influence over their actual performance.

We rely upon CROs to monitor and manage data for our clinical programs, as well as for the execution of nonclinical studies. We control only certain aspects of our CROs’ activities. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA and are also required by the competent authorities of the member states of the European Economic Area and other comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for batoclimab or any of our future product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations and our reliance on the CROs does not relieve us of our regulatory responsibilities. Therefore, the success of our clinical trials depends on our ability to maintain and continuously improve our quality management program to monitor our CROs’ compliance with applicable regulations. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies. Further, our or our CROs’ inability to address a quality or safety issue may result in, among others, adverse inspection reports, warning letters, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

While we will have agreements governing their activities, our CROs are not our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities, which could harm our competitive position. We face the risk of potential unauthorized disclosure or misappropriation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our (or their own) clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated and we may not be able to obtain regulatory approval for or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop could be harmed, our costs could increase and our ability to generate revenue could be delayed.
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
As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause batoclimab or any future product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval or similar. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of batoclimab or any future product candidate or jeopardize our ability to commence sales and generate revenue.
Risks Related to Our Intellectual Property
Our product candidate for which we intend to seek approval as a biological product may face competition sooner than anticipated.
In the U.S., the Biologics Price Competition and Innovation Act (“BPCIA”) created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. New biologics, such as batoclimab, may be entitled to regulatory exclusivity under the BPCIA. The BPCIA grants new biologics 12 years of FDA-granted exclusivity. Further, under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. During the period of exclusivity, however, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own clinical data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. After the expiration of the exclusivity period, the FDA can approve a biosimilar product through an abbreviated approval process. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.
We believe that our product candidate, batoclimab, as a biological product, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise or that the FDA will not consider our product candidate to be a reference product for competing products, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If we are unable to obtain and maintain patent protection for batoclimab or any future product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to batoclimab and any future product candidates. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our current and future drug development programs and product candidates, successfully defending our intellectual property rights against third-party challenges and successfully enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. We may also make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable.
The patent applications that we in-license in the U.S. or in other foreign countries may fail to result in issued patents with claims that protect our product candidate or result in patents that are narrowed, invalidated or held unenforceable following challenge in certain jurisdictions. We cannot guarantee any current or future patents will provide us with any meaningful protection or competitive advantage. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent. The examination process may require us to narrow our claims, which may limit the scope of any patent protection we obtain. Even if patents do successfully issue based on our patent applications and even if such patents cover our product candidate, uses of our product candidate or other aspects related to our product candidate, third parties may challenge their validity, ownership, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidate, if approved, and technologies. Other companies may also design around our patents. Third parties may have blocking patents that could prevent us from marketing our product candidate, if approved, or practicing our own patented technology. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate while under patent protection could be reduced. If any of our patents expire or are challenged, invalidated, circumvented or otherwise limited by third parties prior to the commercialization of our product candidate and if we do not own or have exclusive rights to other enforceable patents protecting our product candidate, competitors and other third parties could market products that are substantially similar to ours and our business would suffer.
If the patent applications we hold or have in-licensed with respect to our development programs and our product candidate fail to issue, if their breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our product candidate, batoclimab, it could dissuade companies from collaborating with us to develop our product candidate and threaten our ability to commercialize future drugs. Any such outcome could have an adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application.
The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal, scientific and factual questions, and has in recent years been the subject of much litigation. The standards that the U.S. Patent and Trademark Office (“USPTO”) and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.

Patent reform legislation in the U.S. could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy Smith America Invents Act (the “Leahy-Smith Act”) was signed into law in 2011 and includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention.

Publications of discoveries in scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not until a patent issues. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect batoclimab or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize batoclimab or any future product candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize batoclimab or any future product candidates.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices, both in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection of our products. Moreover, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, is limited. Without patent protection for batoclimab or any future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The validity, scope and enforceability of any patents that cover a biologic subject to approval by the FDA via a BLA, such as batoclimab, can be challenged by third parties.
For biologics subject to approval by the FDA via a BLA, such as batoclimab, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA, requires a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of or render unenforceable some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could limit our ability to prevent third parties from competing with batoclimab or any future product candidates.
We may not be able to protect or enforce our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on batoclimab or any future product candidates in all countries throughout the world would be prohibitively expensive and even in countries where we have sought protection for our intellectual property, such protection may be less extensive than that provided in the U.S. The requirements for patentability may differ in certain countries, particularly developing countries and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect patent rights to the same extent as federal laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in certain jurisdictions. Competitors may exploit our inventions in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
We do not have patent rights in certain foreign countries in which a market may exist. Moreover, in foreign jurisdictions where we may obtain patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology products, which could make it difficult for us to stop the infringement of our patents or marketing of competing products in violation of our proprietary rights generally. Proceedings to enforce our patent rights in foreign jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, could put our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in foreign countries products and services that are the same as or similar to our products and services and our competitive position in the international market would be harmed.
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
Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent and the protection it affords is limited. Even if patents covering our product candidate are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. The patent family directed to the composition of matter of batoclimab has a natural projected expiration date in 2035 in the U.S. and in foreign jurisdictions. Given the amount of time required for the development, testing and regulatory review of any new product candidate, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.
If we are not able to obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for batoclimab or other product candidates that we may identify, our business may be harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property rights in the U.S. and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. Depending upon the timing, duration and specifics of FDA marketing approval of batoclimab or other product candidates that we may identify, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA premarket regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries, including the E.U., upon regulatory approval of our product candidates, based on similar legislation. Nevertheless, we may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

If we are unable to obtain patent term extension or the term of any such extension is less than we request, the period during which we will have the right to exclusively market our product may be shortened and our competitors may obtain approval to market competing products sooner and our revenue could be reduced, possibly materially.
It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering batoclimab or other product candidates that we may identify even where that patent is eligible for patent term extension or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for patents we may later in-license or jointly own, we may not have the right to control patent prosecution, including filing with the USPTO a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of these patents was eligible for patent term extension under the Hatch-Waxman Act, we might not be able to control whether a petition to obtain a patent term extension would be filed or obtained from the USPTO.
We do not have rights to protect intellectual property in certain territories and may be unable to adequately protect our rights
We do not have rights to develop, manufacture, use or commercialize batoclimab or other assets licensed from HanAll in jurisdictions outside the Licensed Territory. One or more third parties may challenge patents corresponding to the patent portfolio licensed to us from HanAll in jurisdictions outside the Licensed Territory and HanAll may not reasonably cooperate in the defense and enforcement of such patents with us, which could impair our ability to defend or enforce our rights to corresponding patents in jurisdictions within the Licensed Territory.

If we fail to comply with our obligations under any license, collaboration or other agreements, including the HanAll Agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidate.
We have licensed certain intellectual property rights, including certain intellectual property rights covering our product candidate, batoclimab, from HanAll. We are heavily dependent on the HanAll Agreement for the development, manufacture and commercialization of our product candidate, batoclimab. If, for any reason, our licenses under the HanAll Agreement are terminated or we otherwise lose those rights, it could adversely affect our business. The HanAll Agreement imposes and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and HanAll, as the licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms or enable a competitor to gain access to the licensed technology.
Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidate, technology and processes infringe on intellectual property of the licensor that is not subject to the licensing agreement;
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
In addition, the agreement under which we currently license intellectual property or technology from HanAll is complex, and certain provisions in the agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have an adverse effect on our business, financial condition, results of operations and business prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize such affected product candidate, which could have an adverse effect on our business, financial conditions, results of operations and business prospects.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and fee payment during the life of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering batoclimab or any of our future product candidates, our competitors might be able to enter the market earlier than anticipated, which would have an adverse effect on our business.

We may need to license intellectual property from third parties and such licenses may not be available or may not be available on commercially reasonable terms.
A third party may hold intellectual property, including patent rights that are important or necessary to the development of any of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize batoclimab or any future product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms. Our business would be harmed if we are not able to obtain such a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology.
The risks described elsewhere pertaining to our intellectual property rights also apply to the intellectual property rights that we in-license and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.
Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of our product candidate.
Our commercial success depends in part on our ability to operate while avoiding infringement and other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell, if approved, our product candidate. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidate or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.
There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidate. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidate may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidate, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents or until such patents expire. Similarly, if any third-party patent was to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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
Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays or prohibit us from manufacturing, importing, marketing or otherwise commercializing our product candidate or any future product candidates. Any uncertainties resulting from the initiation and continuation of any litigation could have an adverse effect on our ability to raise additional funds or otherwise have an adverse effect on our business, results of operation, financial condition or cash flows.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could have an adverse effect on the price of shares of our common stock. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of shares of our common stock. The occurrence of any of these events may have an adverse effect on our business, results of operation, financial condition or cash flows.
We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidate or any future product candidates, resulting in either an injunction prohibiting our sales or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidate or any future product candidates.
We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is or may be relevant to or necessary for the commercialization of our product candidate or any future product candidates in any jurisdiction. Patent applications in the U.S. and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Therefore, patent applications covering our product candidate or any future product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidate or any future product candidates, including the use thereof, provided such pending patent applications result in issued patents, our ability to develop and market our product candidate or any future product candidates can be adversely affected in jurisdictions where such patents issue.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidate, if approved. We may incorrectly determine that our product candidate is not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidate or any future product candidates, if approved.

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
Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO or made a materially misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. For patents and patent applications that we may in-license, we may have a limited right or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on batoclimab or any future product candidates. Such a loss of patent protection could harm our business.
We may not be able to detect or prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail and even if successful, may result in substantial costs and distract our management and other employees.
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

Any patents that we own are assigned to our wholly owned subsidiary, ISG. If a third party is found to be infringing such patents, we may not be able to permanently enjoin the third party from making, using, offering for sale or selling the infringing product or activity for the remaining life of such patent in the U.S. or foreign jurisdictions because the patent is assigned to our wholly owned subsidiary, ISG, which is not the entity that would be commercializing a potentially competitive product or service.
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
Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect batoclimab or any of our future product candidates.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents relating to our product candidate, batoclimab, and any future product candidates. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or USPTO rules and regulations could increase the uncertainties and costs.
In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act of 1980 (the "Bayh-Dole Act"). Under the Bayh-Dole Act, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.
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
Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and foreign legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

If we are unable to protect the confidentiality of our trade secrets and other proprietary information, including as a result of our reliance on third parties, our business and competitive position could be harmed.
In addition to seeking patents for our product candidate, we also rely on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. Despite these efforts and the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information due to our reliance on third parties, increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market.
Monitoring unauthorized uses and disclosures of our intellectual property is difficult and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Further, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them or those to whom they communicate it from using that technology or information to compete with us. If any of our trade secrets or other proprietary information were to be disclosed to or independently developed by a competitor, our competitive position could be harmed.
We may be subject to claims that our licensors, employees, consultants, independent contractors or we have wrongfully used or disclosed confidential information of their former employers or other third parties.
We do and may employ individuals who were previously employed at universities or other biotechnology or pharmaceutical companies, including our licensors, competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, consultants, collaborators, independent contractors and other third parties with whom we do business include provisions requiring such parties to assign rights in inventions to us and to not use the know-how or confidential information of their former employer or other third parties, we may be subject to claims that we or our employees, consultants, collaborators or independent contractors have inadvertently or otherwise used or disclosed know-how or confidential information of their former employers or other third parties. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights or personnel, which could result in customers seeking other sources for the technology, or in ceasing from doing business with us. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our technology or our product candidate. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may adversely affect our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would have an adverse effect on our business, results of operations and financial condition.
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidate. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our owned or in-licensed patents, trade secrets or other intellectual property.

In addition, while it is our policy to require our employees and contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached and we may be forced to bring claims against third parties or defend claims they may bring against us to determine the ownership of what we regard as our intellectual property.
If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable personnel or intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidate. Even if we and our licensors are successful in prosecuting or defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could have an adverse effect on our business, financial condition, results of operations and prospects.
Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities and have an adverse effect on the success of our business.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of shares of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials and internal research programs or in-license needed technology or any future product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidate or any future product candidates, if approved.
Any trademarks and trade names we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.
We expect to rely on trademarks and trade names as one means to distinguish any of our drug candidates that are approved for marketing from the products of our competitors. Once we select new trademarks and apply to register them, our trademark applications may not be approved. We may not be able to protect our rights in these trademarks and trade names, which we need in order to build name recognition with potential partners or customers in our markets of interest. In addition, third parties may have used trademarks similar and identical to our trademarks in certain jurisdictions and may have filed or may in the future file for registration of such trademarks. Third parties may oppose or attempt to cancel our trademark applications or trademarks or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we may not be able to use these trademarks to market our products in those countries and could be forced to rebrand our drugs, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks. In any case, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected.

Our intellectual property agreements with third parties may be subject to disagreements over contract interpretation, which could narrow the scope of our rights to the relevant intellectual property.
Certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or affect financial or other obligations under the relevant agreement, any of which could have an adverse effect on our business, financial condition, results of operations and business prospects.
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
The in-licensing and acquisition of third-party intellectual property rights for product candidates is a competitive area and a number of more established companies are also pursuing strategies to in-license or acquire third-party intellectual property rights for products that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain rights to additional technologies or products, our business, financial condition, results of operations and prospects for growth could suffer.
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
In addition, the degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights afford only limited protection, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•others may be able to make formulations or compositions that are the same as or similar to our product candidate batoclimab, or future product candidates but that are not covered by the claims of the patents that we own or have licensed;
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
•patents that we own or have exclusively licensed may not provide us with any competitive advantages or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive products for sale in our major commercial markets;
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
On August 2, 2021, we entered into a share purchase agreement with RSL pursuant to which we issued and sold 17,021,276 shares of our common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 (the “Equity Investment”). As of November 5, 2021, RSL beneficially owned approximately 63.8% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. RSL recently completed its business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, and became a publicly-traded corporation. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
RSL has the right to elect a certain number of directors to our board of directors.
RSL has the right to elect a certain number of Series A preferred stock directors of Immunovant ("Series A Preferred Directors") to our board of directors in accordance with our amended and restated certificate of incorporation (our "Certificate of Incorporation"). While the directors appointed by RSL are obligated to act in accordance with their applicable fiduciary duties, they may have equity or other interests in RSL and accordingly their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. Until such time as Roivant holds less than 50% of the voting power of our outstanding shares of capital stock entitled to vote generally at an election of directors, the directors appointed by Roivant will be able to determine the outcome of all matters presented to the board of directors.

Our organizational and ownership structure may create significant conflicts of interests.
Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of shares of our common stock, on the one hand, and RSL, on the other hand. Certain of our directors and employees have equity interests in RSL and accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. Further, our other stockholders may not have visibility into the RSL ownership of any of our directors or officers, which may change at any time through acquisition, disposition, dilution, or otherwise. Any change in our directors’ or officers’ RSL ownership could impact the interests of those holders.
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
The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•results of clinical trials for batoclimab or any future product candidate or those of our competitors;
•sales of shares of our common stock by us or sales or purchases of our common stock by our stockholders in the future, including RSL;
•any delay in the commencement, enrollment and ultimate completion of our clinical trials;
•any delay in filing a BLA or similar application for batoclimab or any future product candidate and any adverse development or perceived adverse development with respect to the FDA or other regulatory authority’s review of that BLA or similar application, as the case may be;
•failure to successfully develop and commercialize batoclimab or any future product candidate;
•inability to obtain additional funding;
•regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to batoclimab or any future product candidate;
•adverse regulatory decisions;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for batoclimab or any future product candidate or the inability to do so at acceptable prices;
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
•sales of a substantial number of shares of shares of our common stock in the public market or the perception in the market that the holders of a large number of shares intend to sell shares;
•sales or purchases of shares of our common stock by our directors or officers subject to Section 16 of the Exchange Act;
•negative coverage in the media or analyst reports, whether accurate or not;
•issuance of subpoenas or investigative demands or the public fact of an investigation by a government agency, whether meritorious or not;
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
We are a “controlled company” within the meaning of the applicable Nasdaq Global Select Market (“Nasdaq”) listing rules and, as a result, qualify for exemptions from certain corporate governance requirements. If we rely on these exemptions, you will not have the same protections afforded to stockholders of companies that are subject to such requirements.
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
If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline and has declined in the past as a result of Credit Suisse downgrading its rating for shares of our common stock.
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
We will continue to incur increased costs as a result of operating as a public company and our management will continue to devote substantial time to compliance with our public company responsibilities and corporate governance practices.
As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses. The Sarbanes-Oxley Act of 2002 (the "Sarbanes Oxley Act"), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

We qualify as a “smaller reporting company” within the meaning of the Exchange Act and if we take advantage of certain exemptions from disclosure requirements available to smaller reporting companies, it could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter, we qualify again as a “smaller reporting company” as defined in the Exchange Act. We may take advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on internal control over financial reporting issued by our independent registered public accounting firm as a large-accelerated filer. However, we have qualified again as a smaller reporting company as of the last business day of our second fiscal quarter and expect to qualify as a non-accelerated filer at the end of our fiscal year. As a result, we are currently evaluating the effect of not being required to comply with the auditor attestation requirement for the fiscal year ended March 31, 2022 as a smaller reporting company and non-accelerated filer. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, if an auditor attestation is applicable, will be able to conclude that our internal control over financial reporting is effective as required by Section 404.
If we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm, if applicable, determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access to the capital markets.
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
Our wholly owned subsidiary, ISL, is incorporated under the laws of Bermuda, where it is not subject to any income or withholding taxes. Further, ISL is centrally managed and controlled in the U.K., and, under current U. K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect ISL to be subject to U.K. taxation on its income and gains and subject to the U.K.’s controlled foreign company rules, except where an exemption applies. ISL may be treated as a dual resident company for U.K. tax purposes. As a result, ISL’s right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on ISL’s right to claim U.K. tax reliefs. ISL may also become subject to income, withholding or other taxes in certain jurisdictions by reason of its activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that ISL is subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
Our wholly owned subsidiary, ISL, and our controlling stockholder, RSL, are incorporated under the laws of Bermuda and are tax residents of the U.K. Further, we currently have other subsidiaries that are domiciled in the U.K., Switzerland and the U.S. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable tax authorities. If tax authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arms’ length transactions, they could require us to adjust our transfer prices and thereby reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views for instance with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Moreover, certain relevant tax, accounting and other laws have special application with respect to “affiliated,” “combined” or similar groups, which may include RSL, ISL and their respective subsidiaries and which may impact the tax liabilities of the companies. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of such changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could harm our financial condition, results of operations and cash flows.

Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain changes currently proposed by the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation was to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition.
Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including the jurisdictions in which profits are determined to be earned and taxed, the resolution of issues arising from any future tax audits with various tax authorities, changes in the valuation of our deferred tax assets and liabilities, increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions, changes in the taxation of stock-based compensation, changes in tax laws or the interpretation of such tax laws and changes in generally accepted accounting principles and challenges to the transfer pricing policies related to our structure.
Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.
Provisions in our Certificate of Incorporation and amended and restated bylaws (our "Bylaws") may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include provisions that:
•authorize our board of directors to issue, without further action by the stockholders, shares of undesignated preferred stock with terms, rights and preferences determined by our board of directors that may be senior to our common stock;
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

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management. Any of the foregoing provisions could limit the price that investors might be willing to pay in the future for shares of our common stock and they could deter potential acquirers of our company, thereby reducing the likelihood that you would receive a premium for your shares of our common stock in an acquisition.
Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the U.S. as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers, or employees.
Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our Certificate of Incorporation or our Bylaws; any action as to which DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.
These choice of forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage lawsuits against us and our directors, officers and other employees. While the Delaware courts have determined that such choice of forum provisions are facially valid, a stockholder may nevertheless seek to bring a claim in a venue other than those designated in the exclusive forum provisions. In such instance, we would expect to vigorously assert the validity and enforceability of the exclusive forum provisions of our Certificate of Incorporation. This may require significant additional costs and there can be no assurance that the provisions will be enforced by a court in those other jurisdictions. If a court were to find the exclusive forum provision in our Certificate of Incorporation to be inapplicable or unenforceable in an action, we may incur further significant additional costs associated with resolving the dispute in other jurisdictions, all of which could seriously harm our business.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a) Recent Sales of Unregistered Securities

On August 2, 2021, we entered into a share purchase agreement with RSL pursuant to which we issued and sold 17,021,276 shares of our common stock to RSL, par value $0.0001 per share (the “Shares”), at a per share price of $11.75 for aggregate net proceeds to us of $200.0 million. The issuance and sale of the Shares was exempt from registration pursuant to Section 4(a)(2) of the Securities Act. For more information, please refer to Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Our Key Agreements - RSL Share Purchase Agreement” in this Quarterly Report.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†	Consulting Agreement between Immunovant, Inc. and Pamela Yanchik Connealy, dated July 13, 2021.	8-K	001-38906	10.1	July 13, 2021
10.2†	Employment Agreement with Renee Barnett, dated as of September 14, 2021.	8-K	001-38906	10.1	September 15, 2021
10.3	Share Purchase Agreement, dated as of August 2, 2021, by and between Immunovant, Inc. and Roivant Sciences Ltd.	8-K	001-38906	10.1	August 2, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Immunovant, Inc.

Date: November 5, 2021	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer