Form 10-Q
period 2021-12-31
Immunovant, Inc.
filed 2022-02-04
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 1, 2022, there were 116,395,727 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2021

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form 10-Q. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our success relies upon a sole product candidate, batoclimab, formerly referred to as IMVT-1401 or RVT-1401. In February 2021, we paused all clinical development of batoclimab after elevated lipid levels were observed in some patients dosed with the drug. In December 2021, we announced that we recently achieved alignment with the U.S. Food and Drug Administration’s Division of Neurology 1 to move forward with batoclimab in patients suffering from Myasthenia Gravis. Unless we can continue to determine a dosing regimen, target patient population, safety monitoring and risk management for batoclimab in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.

•Batoclimab has caused and may cause adverse events or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

•Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

•The results of our nonclinical and clinical trials may not support our proposed claims for batoclimab, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

•Interim, “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•Our business is heavily dependent on the successful and timely development, regulatory approval and commercialization of our sole product candidate, batoclimab.

•Roivant Sciences Ltd. owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.

•Our business, operations, clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics, including the ongoing global Novel Coronavirus Disease 2019 (“COVID-19”) pandemic, on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, suppliers, shippers and others.

•We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

•Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of patient confidence in us or our products, among other negative consequences.

•We rely on third parties to conduct, supervise and monitor our clinical trials and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements or our quality management program fails to detect such events in a timely manner, it may harm our business.

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

•Raising additional funds by issuing equity securities will cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

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

•If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline and has declined in the past upon downgrades of our common stock.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash	$527,003	$400,146
Prepaid expenses and other current assets	13,477	8,860
Total current assets	540,480	409,006
Operating lease right-of-use assets	2,452	3,282
Property and equipment, net	250	201
Total assets	$543,182	$412,489
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,827	$2,432
Accrued expenses	31,448	15,160
Current portion of operating lease liabilities	1,079	1,179
Total current liabilities	36,354	18,771
Operating lease liabilities, net of current portion, and other noncurrent liabilities	1,680	2,238
Total liabilities	38,034	21,009
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at December 31, 2021 and March 31, 2021	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2021 and March 31, 2021	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 115,109,833 shares issued and outstanding at December 31, 2021 and 500,000,000 shares authorized, 97,971,243 shares issued and outstanding at March 31, 2021	12	10
Additional paid-in capital	812,933	590,425
Accumulated other comprehensive income (loss)	419	(298)
Accumulated deficit	(308,216)	(198,657)
Total stockholders’ equity	505,148	391,480
Total liabilities and stockholders’ equity	$543,182	$412,489

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Operating expenses:
Research and development	$29,756	$21,091	$69,822	$49,989
General and administrative	11,515	10,549	38,984	29,211
Total operating expenses	41,271	31,640	108,806	79,200
Other expense	114	503	825	352
Loss before benefit for income taxes	(41,385)	(32,143)	(109,631)	(79,552)
Benefit for income taxes	—	(367)	(72)	(279)
Net loss	$(41,385)	$(31,776)	$(109,559)	$(79,273)
Net loss per common share – basic and diluted	$(0.36)	$(0.32)	$(1.02)	$(0.94)
Weighted-average common shares outstanding – basic and diluted	115,025,191	97,920,460	107,447,745	84,413,511

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(41,385)	$(31,776)	$(109,559)	$(79,273)
Other comprehensive income (loss):
Foreign currency translation adjustments	(23)	689	717	483
Total other comprehensive income (loss)	(23)	689	717	483
Comprehensive loss	$(41,408)	$(31,087)	$(108,842)	$(78,790)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Restricted stock units vested and settled	—	—	6,352	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	41	—	—	41
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	3,820	—	—	3,820
Foreign currency translation adjustments	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	(30,471)	(30,471)
Balance at June 30, 2021	10,000	$—	97,977,595	$10	$594,377	$273	$(229,128)	$365,532
Issuance of common stock upon investment by Roivant Sciences Ltd.	—	—	17,021,276	2	199,998	—	—	200,000
Capital contribution – stock-based compensation	—	—	—	—	692	—	—	692
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	7,669	—	—	7,669
Foreign currency translation adjustments	—	—	—	—	—	169	—	169
Net loss	—	—	—	—	—	—	(37,703)	(37,703)
Balance at September 30, 2021	10,000	$—	114,998,871	$12	$802,774	$442	$(266,831)	$536,397
Restricted stock units vested and settled	—	—	110,962	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	205	—	—	205
Stock-based compensation	—	—	—	—	9,954	—	—	9,954
Foreign currency translation adjustments	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(41,385)	(41,385)
Balance at December 31, 2021	10,000	$—	115,109,833	$12	$812,933	$419	$(308,216)	$505,148

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offering	—	—	9,613,365	1	130,427	—	—	130,428
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—
Issuance of common stock upon warrant redemption	—	—	5,719,145	1	65,751	—	—	65,752
Stock options exercised	—	—	23,841	—	63	—	—	63
Capital contribution – stock-based compensation	—	—	—	—	63	—	—	63
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	164	—	—	164
Stock-based compensation	—	—	—	—	3,918	—	—	3,918
Foreign currency translation adjustments	—	—	—	—	—	26	—	26
Net loss	—	—	—	—	—	—	(26,708)	(26,708)
Balance at June 30, 2020	10,000	$—	80,911,727	$8	$385,691	$10	$(117,934)	$267,775
Issuance of common stock upon underwritten public offering	—	—	6,060,606	1	188,118	—	—	188,119
Issuance of common stock upon achievement of earnout shares milestone	—	—	10,000,000	1	(1)	—	—	—
Vesting of sponsor restricted shares	—	—	900,000	—	—	—	—	—
Stock options exercised	—	—	18,372	—	119	—	—	119
Capital contribution – stock-based compensation	—	—	—	—	54	—	—	54
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	53	—	—	53
Stock-based compensation	—	—	—	—	3,307	—	—	3,307
Foreign currency translation adjustments	—	—	—	—	—	(232)	—	(232)
Net loss	—	—	—	—	—	—	(20,789)	(20,789)
Balance at September 30, 2020	10,000	$—	97,890,705	$10	$577,341	$(222)	$(138,723)	$438,406
Stock options exercised and vesting of restricted stock units	—	—	80,538	—	725	—	—	725
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	116	—	—	116
Stock-based compensation	—	—	—	—	5,992	—	—	5,992
Foreign currency translation adjustments	—	—	—	—	—	689	—	689
Net loss	—	—	—	—	—	—	(31,776)	(31,776)
Balance at December 31, 2020	10,000	$—	97,971,243	$10	$584,174	$467	$(170,499)	$414,152

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities
Net loss	$(109,559)	$(79,273)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	22,381	13,334
Depreciation on property and equipment	87	43
Non-cash lease expense	831	714
Other non-cash items	—	483
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,809)	1,051
Accounts payable	1,383	914
Accrued expenses	16,188	2,590
Operating lease and other noncurrent liabilities	(658)	(687)
Net cash used in operating activities	(73,156)	(60,831)
Cash flows from investing activities
Purchase of property and equipment	(136)	(115)
Net cash used in investing activities	(136)	(115)
Cash flows from financing activities
Capital contributions	129	333
Proceeds from investment by Roivant Sciences Ltd.	200,000	—
Proceeds from issuance of common stock upon underwritten public offering	—	319,783
Proceeds from issuance of common stock upon warrant redemption	—	65,752
Proceeds from stock options exercised	—	907
Payment of deferred offering costs	—	(1,236)
Repayment of note payable to Roivant Sciences Ltd.	—	(3,190)
Net cash provided by financing activities	200,129	382,349
Effect of exchange rate changes on cash	20	—
Net change in cash	126,857	321,403
Cash – beginning of period	400,146	100,571
Cash – end of period	$527,003	$421,974

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. together with its wholly owned subsidiaries (the “Company” or “Immunovant”) is a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. The Company is developing a novel, fully human monoclonal antibody, batoclimab, formerly referred to as IMVT-1401 or RVT-1401, that selectively binds to and inhibits the neonatal fragment crystallizable receptor. The Company intends to develop batoclimab for indications in which there is robust evidence that pathogenic immunoglobulin G antibodies drive disease manifestation and for which reduction of these antibodies should lead to clinical benefit for patients with autoimmune diseases.

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company’s cash totaled $527.0 million and its accumulated deficit was $308.2 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidate. The Company currently expects that its existing cash as of December 31, 2021 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended December 31, 2021 are not necessarily indicative of those expected for the year ending March 31, 2022 or for any future period. The condensed consolidated balance sheet as of March 31, 2021 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 1, 2021.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of December 31, 2021 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that the COVID-19 pandemic may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash. As of December 31, 2021, the cash balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

[E] Research and Development Expense

Research and development costs with no alternative future use are expensed as incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as research and development. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of product sales over the remaining useful life of the asset. Research and development expenses primarily consist of employee-related costs, milestone payments under the HanAll Agreement and expenses from third parties who conduct research and development activities (including manufacturing) on behalf of the Company. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by CROs. In making these estimates, the Company considers various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment. The Company accrues costs for non-clinical studies and contract manufacturing activities over the service periods specified in the contracts and are adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external services providers as to the progress toward completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from the amounts actually incurred.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended December 31,
	2021	2020
Preferred stock as converted	10,000	10,000
Options	6,703,576	5,757,732
Restricted stock units	3,536,809	214,980
Total	10,250,385	5,982,712

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

•Up to an aggregate of $442.5 million (after a $10.0 million milestone payment in August 2019) upon the achievement of certain development, regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens on net product sales subject to reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

As of December 31, 2021, $0.3 million was payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement, (“PSA”), with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply the Company with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The Company previously entered in a Master Services Agreement, (“MSA”), with Samsung, dated April 30, 2021, which governs certain terms of the Company’s relationship with Samsung. Upon execution of the PSA, the Company committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, the Company is obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. If the Company makes a final decision to stop all development of batoclimab and all attempts to obtain regulatory approval for batoclimab, then the Company will have the right to terminate the PSA with 30 days’ written notice to Samsung as long as such notice is provided no later than January 2024. Upon such termination of the PSA, the Company will pay Samsung for non-cancellable service fees and costs that Samsung incurs and for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. In addition, either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events.

As of December 31, 2021, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2021	March 31, 2021
Research and development expenses	$28,038	$10,147
Accrued bonuses	2,513	3,138
Legal and other professional fees	310	1,196
Other expenses	587	679
Total accrued expenses	$31,448	$15,160
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

For the three and nine months ended December 31, 2021, the Company was charged $0.4 million and $1.3 million, respectively, by RSI, RSG and RSL, of which $0.2 million and $1.1 million, respectively, were treated as capital contributions and $0.2 million and $0.2 million, respectively, were treated as amounts due to RSL in accrued expenses in the accompanying unaudited condensed consolidated financial statements.

For the three and nine months ended December 31, 2020, the Company was charged $0.2 million and $0.7 million, respectively, by RSI, RSG and RSL, of which $0.1 million and $0.4 million, respectively, were treated as capital contributions and $0.1 million and $0.3 million, respectively, were treated as amounts due to RSL in accrued expenses in the accompanying unaudited condensed consolidated financial statements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended December 31, 2021 and 2020, the Company incurred $0.3 million and $0.2 million, respectively, in rent expense under these operating leases. During the nine months ended December 31, 2021 and 2020, the Company incurred $0.9 million and $0.7 million, respectively, in rent expense under these operating leases.

RSL Share Purchase Agreement

On August 2, 2021, the Company and RSL entered into a share purchase agreement pursuant to which the Company issued 17,021,276 shares of the Company’s common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 and received aggregate net proceeds of $200.0 million. Prior to the share issuance, the Company and RSL explored alternative potential transactions whereby the Company incurred additional costs, including $5.0 million in financial advisory fees, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the nine months ended December 31, 2021.

Note 6 — Income Taxes

The Company’s effective tax rates were 0% and 0.07% for the three and nine months ended December 31, 2021, respectively, and 1.14% and 0.35% for the three and nine months ended December 31, 2020, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

In connection with the closing of the Business Combination, the Company designated and issued 10,000 shares of Series A preferred stock, par value $0.0001 per share, to RSL, all of which shares are outstanding as of December 31, 2021.

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

Preferred Stock

In connection with the closing of the Business Combination, the Company authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of December 31, 2021.

Common Stock

In connection with the closing of the Business Combination, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share. As of December 31, 2021, the Company has 115,109,833 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	December 31, 2021	March 31, 2021
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	6,703,576	7,988,999
Restricted stock units outstanding	3,696,838	1,095,676
Equity awards available for future grants	4,002,861	1,781,043
Total	14,413,275	10,875,718

The reserved shares underlying restricted stock units above include 160,029 restricted stock units that vested but were not settled as of December 31, 2021.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, in connection with the Business Combination, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The 2019 Plan became effective immediately upon the closing of the Business Combination. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. Each year on April 1, the number of common shares reserved for issuance increased automatically by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2021, 3,918,849 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of December 31, 2021, options to purchase 3,756,402 shares of common stock and 3,696,838 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 4,002,861 shares of common stock remained available for future grant under the 2019 Plan.

Stock Option Repricing

Effective September 11, 2021, the Company’s board of directors repriced certain previously granted and still outstanding vested and unvested stock option awards under the 2019 Plan held by eligible employees and executive officers. As a result, the exercise price for these awards was lowered to $8.62 per share, which was the closing price of the Company’s common stock as reported on the Nasdaq Global Select Market on September 10, 2021. No other terms of the repriced stock options were modified, and the repriced stock options will continue to vest according to their original vesting schedules and will retain their original expiration dates. As a result of the repricing, 2,548,636 vested and unvested stock options outstanding as of September 11, 2021, with original exercise prices ranging from $10.71 to $50.67, were repriced.

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

2018 Equity Incentive Plan

Pursuant to the Share Exchange Agreement, upon the closing of the Business Combination, all vested and unvested outstanding options to purchase common shares of ISL under its 2018 Equity Incentive Plan (the “2018 Plan”) were automatically assumed by the Company and converted into options to purchase 4,408,287 shares of the Company’s common stock with no changes to the terms of the awards. As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan. As of December 31, 2021, 2,947,174 stock options were outstanding under the 2018 Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2021	7,988,999	$16.97	9.04	$25,958
Granted	1,369,823	9.33
Forfeited	(2,510,089)	23.45
Expired	(145,157)	18.37
Balance - December 31, 2021	6,703,576	$8.79	8.49	$1,638
Exercisable - December 31, 2021	2,613,059	$8.70	7.74	$1,074

The weighted-average exercise price, remaining contractual term and aggregate intrinsic value as of December 31, 2021 reflect the impact of the stock option repricing discussed above. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of December 31, 2021. There were no stock options exercised during the nine months ended December 31, 2021. The stock options granted during the nine months ended December 31, 2021 had a weighted-average grant date fair value per share of $6.75.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Risk-free interest rate	1.17% - 1.36%	0.38% - 0.56%	0.80% - 1.36%	0.30% - 0.56%
Expected term, in years	6.11	6.08 - 6.11	6.03 - 6.11	5.56 - 6.11
Expected volatility	86.74% - 87.78%	83.40% - 83.80%	82.92% - 91.15%	78.16% - 84.05%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2021	1,095,676	$20.43
Issued	3,212,767	7.53
Vested	(277,343)	17.44
Forfeited	(494,291)	18.58
Nonvested as of December 31, 2021	3,536,809	$9.21

Stock-based Compensation Expense

For the three and nine months ended December 31, 2021 and 2020, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Research and development expenses	$4,797	$2,549	$8,602	$3,919
General and administrative expenses	5,157	3,443	12,841	9,298
Total stock-based compensation	$9,954	$5,992	$21,443	$13,217

As of December 31, 2021, total unrecognized compensation expense related to non-vested stock options and RSUs was $36.8 million and $24.1 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.66 years and 1.62 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of RSL, RSI, RSG and the Company, stock-based compensation expense of $0.1 million and $0 was recorded for the three months ended December 31, 2021 and 2020, respectively, and $0.4 million and $0.1 million for the nine months ended December 31, 2021 and 2020, respectively, in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 25,000 RSUs of RSL in January 2021. These RSUs have a requisite service period of eight years. These RSUs will vest upon the achievement of both a time-based service requirement and RSL liquidity event requirement on or before the grant expiration date.

In September 2021, as a result of the closing of RSL’s business combination with Montes Archimedes Acquisition Corp. and the subsequent public listing of RSL’s common shares, the liquidity event of these RSL RSUs was achieved. Accordingly, the Company commenced recognition of stock-based compensation expense for the RSL RSUs in September 2021. For the three and nine months ended December 31, 2021, the Company recorded $0.1 million and $0.5 million, respectively, of stock-based compensation expense related to these RSUs. As of December 31, 2021, there was $0.5 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this stock-based compensation expense over the remaining requisite service period.

Note 9 — Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities from October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding the Company’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933. Pending court approval of the parties’ stipulation, defendants are not required to respond to this amended complaint. The deadline for lead plaintiff to file the operative amended complaint is March 15, 2022. The Company expects defendants, including the Company, to file a motion to dismiss that amended complaint. The Company intends to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Commitments

During the three months ended December 31, 2021, ISG entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. In connection with this agreement, the Company has a minimum obligation to Samsung of approximately $36.0 million, of which is $17.7 million is expected to be paid during the fiscal year ending March 31, 2023 and $18.3 million is expected to be paid during the fiscal year ending March 31, 2026. See Note 3 - Material Agreements for additional details.

As of December 31, 2021, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

In March 2020, COVID-19 was declared a pandemic by the World Health Organization. The COVID-19 pandemic continues to and is disrupting supply chains and affecting production and sales across a range of industries. Currently, the Company has not suffered significant adverse consequences as a result of the COVID-19 pandemic, though it did slow enrollment of its clinical trials prior to the Company’s voluntary pause of clinical dosing in February 2021. The extent of the impact of COVID-19 on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, including its variants, impact on employees and vendors, and impact on clinical trial sites and patients, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact the Company’s future financial condition or results of operations is uncertain.

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

Overview

We are a clinical-stage biopharmaceutical company focused on enabling normal lives for people with autoimmune diseases. We are developing a novel, fully human monoclonal antibody, batoclimab, formerly referred to as IMVT-1401 or RVT-1401, that selectively binds to and inhibits the neonatal fragment crystallizable receptor (“FcRn”). Batoclimab is the product of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd. (“HanAll”), to design a highly potent anti-FcRn antibody optimized for subcutaneous delivery. Our product candidate has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas. We are developing batoclimab in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

We are developing batoclimab as a fixed-dose, self-administered subcutaneous injection on a convenient weekly, or less frequent, dosing schedule as discussed below. As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases. Examples of indications for which trials for anti-FcRn assets have been announced are: Myasthenia Gravis (“MG”), Warm Autoimmune Hemolytic Anemia (“WAIHA”), Thyroid Eye Disease (“TED”, formerly referred to as Graves’ Ophthalmopathy, or “GO”), Idiopathic Thrombocytopenic Purpura, Pemphigus Vulgaris, Chronic Inflammatory Demyelinating Polyneuropathy, Bullous Pemphigoid, Pemphigus Foliaceus, Myositis, Autoimmune Encephalitis (LGI1+), Myelin Oligodendrocyte Glycoprotein Antibody Disorders, moderate-to-severe Primary Sjögrens Syndrome, Lupus Nephritis, Systemic Lupus Erythematosus, refractory Rheumatoid Arthritis, Hemolytic Disease of the Fetus and Newborn and moderate-to-severe Cutaneous Lupus Erythematosus. In 2021, we estimate these diseases had an aggregate prevalence of approximately 1,200,000 patients in the United States and 1,530,000 patients in Europe. To the extent we choose to develop batoclimab as a potential treatment for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we were granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for batoclimab for the potential treatment of MG and we plan to seek orphan drug designation from the FDA for batoclimab for the treatment of WAIHA and TED and potentially in other orphan indications in which there is a medically plausible basis for its use, and we may seek orphan drug designation for batoclimab in Europe.

We are developing batoclimab as a fixed-dose subcutaneous injection, and have focused our initial development efforts on the treatment of MG, WAIHA and TED. We are also pursuing a number of other indications. MG is an autoimmune disease associated with muscle weakness. WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells. TED is an autoimmune inflammatory disorder that affects the muscles and other tissues around the eyes, which can be sight-threatening.

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

During the three months ended December 31, 2021, we achieved alignment with the FDA Division of Neurology 1 to move forward in MG. We plan to start our Phase 3 study for batoclimab in MG in the first half of calendar year 2022. The trial will include an induction (primary efficacy) period during which we plan to study doses of 680mg and 340mg of batoclimab delivered weekly by subcutaneous injection. The primary efficacy analysis will be based on MG-ADL measured in Acetylcholine Receptor Antibody Positive subjects through 12 weeks of blinded, placebo-controlled therapy. Follow-on treatment with alternative dosing regimens (including potential lower maintenance and higher rescue doses) will be explored in subsequent study periods. The safety and monitoring plan and size of the safety database are expected to be in accordance with FDA guidance and generally consistent with those being used in other similar programs.

For WAIHA, we intend to initiate a randomized, controlled study with a long-term extension in this indication, following expected discussions with the hematology division of the FDA. For TED, we intend to reinitiate a placebo-controlled trial, following expected discussions with the ophthalmology division of the FDA.

We continue to evaluate potential new indications for batoclimab and we remain on track to announce two new indications by August 2022. We expect two of our four indications beyond MG to be initiated as a pivotal trial in the calendar year 2022.

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

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

In December 2017, Roivant Sciences GmbH (“RSG”) entered into the HanAll Agreement. Under the HanAll Agreement, RSG, a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”), received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as batoclimab and certain back-up and next-generation antibodies, and products containing such antibodies, and to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”), for all human and animal uses, during the term of the agreement.

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to batoclimab from RSG in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and our wholly owned subsidiary, Immunovant Sciences GmbH (“ISG”), for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of December 31, 2021, $0.3 million was payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, Immunovant, Inc.’s wholly owned subsidiary, ISG, entered into a Product Service Agreement, (“PSA”), with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. We previously entered in a Master Services Agreement, (“MSA”), with Samsung, dated April 30, 2021, which governs certain terms of our relationship with Samsung. Upon execution of the PSA, we committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, we are obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. If we make a final decision to stop all development of batoclimab and all attempts to obtain regulatory approval for batoclimab, then we will have the right to terminate the PSA with 30 days’ written notice to Samsung as long as such notice is provided no later than January 2024. Upon such termination of the PSA, we will pay Samsung for non-cancellable service fees and costs that Samsung incurs and for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. In addition, either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events.

The minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.

Related Party Transactions

For a description of our transactions under agreements with related parties, refer to “Note 5 - Related Party Transactions” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Unallocated costs include:

•costs related to contract manufacturing operations including manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies, including under our agreement with Samsung;

•personnel-related expenses for research and development personnel, which includes employee-related expenses such as salaries, benefits and other staff-related costs;

•stock-based compensation expenses for research and development personnel;

•payments upon the achievement of certain development and regulatory milestones under the HanAll Agreement;

•costs allocated to us under our services agreements with Roivant Sciences, Inc. (“RSI”) and RSG (the “Services Agreements”); and

•other expenses, which include the cost of consultants who assist with our research and development, but are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly in the short term as we plan to start our Phase 3 study for batoclimab in MG and for two other planned pivotal trials in 2022. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab, expand manufacturing of batoclimab substance and prepare to seek regulatory approval for batoclimab. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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

•the efficacy and safety profile of the product candidate; and

•the cost of manufacturing.

In addition, the probability of success for batoclimab will depend on numerous factors, including our product’s efficacy, safety, ease of use, competition, manufacturing capability and commercial viability.

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

Results of Operations for the Three Months Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$29,756	$21,091	$8,665
General and administrative	11,515	10,549	966
Total operating expenses	41,271	31,640	9,631
Other expense	114	503	(389)
Loss before benefit for income taxes	(41,385)	(32,143)	(9,242)
Benefit for income taxes	—	(367)	367
Net loss	$(41,385)	$(31,776)	$(9,609)
Research and Development Expenses for the Three Months Ended December 31, 2021 and 2020

The following table summarizes the period-over-period changes in research and development expenses for the three months ended December 31, 2021 and 2020 (in thousands):

	Three Months Ended December 31,		Change
	2021	2020	$
Program-specific costs:
Neurology diseases	$468	$970	$(502)
Endocrine diseases	(25)	2,880	(2,905)
Hematology diseases	264	1,817	(1,553)
Unallocated costs:
Contract manufacturing costs	11,338	8,062	3,276
Personnel-related expenses including stock-based compensation	9,362	5,686	3,676
Other	8,349	1,676	6,673
Total research and development expenses	$29,756	$21,091	$8,665

Research and development expenses increased by $8.7 million, from $21.1 million for the three months ended December 31, 2020 to $29.8 million for the three months ended December 31, 2021.

Program-specific research and development costs decreased by $5.0 million, from $5.7 million for the three months ended December 31, 2020 to $0.7 million for the three months ended December 31, 2021, primarily reflecting lower clinical activities due to the continued voluntary pause in our clinical trials and adjustments to previously accrued estimated costs related to the conclusion of certain Phase 2 studies.

Unallocated research and development costs increased by $13.6 million, from $15.4 million for the three months ended December 31, 2020 to $29.0 million for the three months ended December 31, 2021. This increase reflected higher costs related to cross-indication clinical studies and clinical research of $6.7 million, higher personnel-related expenses of $3.7 million and an increase in contract manufacturing costs of $3.3 million. The increases in clinical studies and clinical research costs primarily reflected costs to advance the clinical development of batoclimab in current and potential new indications. The increases in contract manufacturing for process development and drug substance manufacturing combined with personnel costs primarily reflected investment spending to support our strategic objectives as we prepare to resume our clinical activities.

General and Administrative Expenses for the Three Months Ended December 31, 2021 and 2020

General and administrative expenses increased by $1.0 million, from $10.5 million for the three months ended December 31, 2020 to $11.5 million for the three months ended December 31, 2021. This increase was primarily due to higher personnel-related costs (including stock-based compensation) of $1.5 million, partially offset by lower legal and other professional costs of $0.6 million.

Results of Operations for the Nine Months Ended December 31, 2021 and 2020

The following table sets forth our results of operations for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020	Change
Operating expenses:
Research and development	$69,822	$49,989	$19,833
General and administrative	38,984	29,211	9,773
Total operating expenses	108,806	79,200	29,606
Other expense	825	352	473
Loss before benefit for income taxes	(109,631)	(79,552)	(30,079)
Benefit for income taxes	(72)	(279)	207
Net loss	$(109,559)	$(79,273)	$(30,286)
Research and Development Expenses for the Nine Months Ended December 31, 2021 and 2020

The following table summarizes the period-over-period changes in research and development expenses for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,		Change
	2021	2020	$
Program-specific costs:
Neurology diseases	$1,016	$2,546	$(1,530)
Endocrine diseases	3,549	5,904	(2,355)
Hematology diseases	1,239	3,572	(2,333)
Unallocated costs:
Contract manufacturing costs	26,550	20,954	5,596
Personnel-related expenses including stock-based compensation	21,921	11,402	10,519
Other	15,547	5,611	9,936
Total research and development expenses	$69,822	$49,989	$19,833

Research and development expenses increased by $19.8 million, from $50.0 million for the nine months ended December 31, 2020 to $69.8 million for the nine months ended December 31, 2021.

Program-specific research and development costs decreased by $6.2 million, from $12.0 million for the nine months ended December 31, 2020 to $5.8 million for the nine months ended December 31, 2021, primarily reflecting lower clinical activities due to the continued voluntary pause in our clinical trials, partially offset by costs related to clinical activities for analyzing data and the program-wide data review.

Unallocated research and development costs increased by $26.0 million, from $38.0 million for the nine months ended December 31, 2020 to $64.0 million for the nine months ended December 31, 2021. This increase was primarily due to higher personnel-related expenses of $10.5 million, increases related to cross-indication clinical studies and clinical research of $9.9 million and higher contract manufacturing costs of $5.6 million, primarily due to drug substance manufacturing. The increases in personnel and contract manufacturing costs primarily reflected investment spending to support our strategic objectives as we prepare to resume our clinical activities. The increases in clinical studies and clinical research costs primarily reflected costs to advance the clinical development of batoclimab in current and potential new indications.

General and Administrative Expenses for the Nine Months Ended December 31, 2021 and 2020

General and administrative expenses increased by $9.8 million, from $29.2 million for the nine months ended December 31, 2020 to $39.0 million for the nine months ended December 31, 2021. This increase was primarily due to higher personnel-related costs (including stock-based compensation) of $5.2 million, and financial advisory, legal and other professional costs of $4.1 million.

Liquidity and Capital Resources

Overview

As of December 31, 2021, we had cash of $527.0 million. For the nine months ended December 31, 2021 and 2020, we had net losses of $109.6 million and $79.3 million, respectively, and we expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab or any future product candidate. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of batoclimab manufacturing, HanAll milestone payments and our expenditures on other research and development activities. We anticipate that our expenses will increase substantially as we:

•fund our clinical trials of batoclimab;

•fund our clinical development programs;

•launch any potential Phase 2 proof-of-concept studies of batoclimab in additional indications;

•expand manufacturing of batoclimab substance to support clinical trials;

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2021 and 2020 (in thousands):

	Nine Months Ended December 31,
	2021	2020
Net cash used in operating activities	$(73,156)	$(60,831)
Net cash used in investing activities	(136)	(115)
Net cash provided by financing activities	200,129	382,349

Operating Activities

For the nine months ended December 31, 2021, $73.2 million of cash was used in operating activities. This was primarily attributable to a net loss from operations for the year of $109.6 million, partially offset by non-cash charges of $23.3 million and a net change in operating assets and liabilities of $13.1 million. The non-cash charges consisted mainly of stock-based compensation of $22.4 million, reflecting the higher headcount and incentive equity awards as compared with the prior-year period. The change in our operating assets and liabilities was primarily due to an increase of $17.6 million in accounts payable and accrued expenses, driven by the timing and level of payments related to contract manufacturing and other research and development costs. The change in operating assets and liabilities also reflected $3.8 million of lower prepaid expenses and other current assets, driven by the timing of payments related to clinical research and contract manufacturing activities.

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

Investing Activities

For the nine months ended December 31, 2021 and 2020, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the nine months ended December 31, 2021, $200.1 million of cash provided by financing activities primarily consisted of $200.0 million in proceeds from the sale of 17,021,276 shares of common stock to RSL, at a per share price of $11.75 in August 2021.

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

Outlook

Based on our existing cash balance as of December 31, 2021 of $527.0 million, our research and development plans and our timing expectations related to our development programs for batoclimab, we expect to be able to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of this Quarterly Report. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Contractual Obligations and Commitments

Except as discussed below, we did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. We expect to enter into other commitments as the business further develops. In the normal course of business, we enter into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by us at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein we have a minimum purchase commitment, however, most of it is due and payable within one year.

Product Service Agreement and Master Services Agreement

During the three months ended December 31, 2021, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. In connection with this agreement, we have a minimum obligation to Samsung of approximately $36.0 million, of which is $17.7 million is expected to be paid during the fiscal year ending March 31, 2023 and $18.3 million is expected to be paid during the fiscal year ending March 31, 2026. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of December 31, 2021, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to batoclimab, up to an aggregate of $20.0 million.

Sublease Agreements

In June 2020, we entered into two sublease agreements with RSI for the two floors of the building that serve as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. The future fixed operating lease payments under both sublease agreements are $2.6 million over a lease period of approximately 2.3 years.

In April 2020, we entered into a sublease agreement with an unrelated party for one floor of a building in North Carolina. The sublease will expire on February 28, 2022 and has no scheduled rent increases. The future fixed operating lease payments under the sublease agreement are less than $0.1 million over the remaining lease period of 2 months.

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

We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and nine months ended December 31, 2021, there were no material changes to our critical accounting policies and use of estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2021 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As of December 31, 2021, we had cash of $527.0 million. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Risk

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of December 31, 2021.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Development, Regulatory Approval and Commercialization

Our success relies upon a sole product candidate, batoclimab, formerly referred to as IMVT-1401 or RVT-1401. In February 2021, we paused all clinical development of batoclimab after elevated lipid levels were observed in some patients dosed with the drug. In December 2021, we announced that we recently achieved alignment with the FDA’s Division of Neurology 1 to move forward with batoclimab in patients suffering from MG. Unless we can continue to determine a dosing regimen, target patient population, safety monitoring and risk management for batoclimab in autoimmune diseases for which the risks of lipid elevations and albumin reductions can be mitigated, we will not be able to show adequate benefit to risk ratio and will not be able to continue clinical development or seek or obtain marketing authorization in any jurisdiction.

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

In our open label ASCEND WAIHA trial, only two subjects completed 12 weeks of dosing prior to the program-wide pause in dosing, with three additional subjects partially completing the dosing period. Pre-specified and post-hoc lipid test results from these five subjects were analyzed along with post-hoc lipid test results performed on frozen samples from ASCEND MG subjects (where available) and post-hoc lipid test results from our Phase 1 Injection Site study. LDL elevations observed in the ASCEND WAIHA and ASCEND MG subject populations and in healthy subjects in the Phase 1 Injection Site study also appeared to be dose-dependent and were generally consistent in magnitude with the elevations observed in ASCEND GO-2 subjects. For more information about our ASCEND GO-2, ASCEND WAIHA, ASCEND MG and Phase 1 Injection Site studies, please refer to “Part I, Item 1. Business” of our Annual Report on Form 10-K, filed with the SEC on June 1, 2021.
No major adverse cardiovascular events have been reported to date in batoclimab clinical trials.

In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review with input from external scientific and medical experts. Based upon our review and expert input, we intend to resume clinical studies with batoclimab and we are currently drafting study protocols across multiple indications. Utilizing PK and PD data obtained from our Phase 1 and Phase 2 studies, we are selecting dosing regimens for batoclimab which optimize reductions in total IgG levels while minimizing the impact on albumin and LDL cholesterol levels. Protocols that contain long-term treatment extensions will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. While increases in LDL over a short-term treatment duration would not be expected to pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab will need to incorporate any unfavorable effects on lipid profiles. We have initiated discussions with the FDA and achieved alignment with the FDA's Division of Neurology 1 in December 2021 to move forward in MG. We plan to start our Phase 3 study for batoclimab in MG in the first half of calendar year 2022. We continue to evaluate potential new indications for batoclimab and we remain on track to announce two new indications by August 2022. We expect two of our four indications beyond MG to be initiated as a pivotal trial in the calendar year 2022.
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
Batoclimab has caused and may cause adverse events (“AEs”) or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.
AEs associated with batoclimab in our clinical trials could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours; as previously disclosed, lipid levels were not measured contemporaneously during these Phase 1, ASCEND MG and ASCEND GO-1 clinical trials of batoclimab. If an unacceptable frequency or severity of AEs or new safety signals are reported in our clinical trials for our product candidate, our ability to obtain regulatory approval for such product candidate may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidate or those from other companies targeting similar autoimmune indications could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete the trial, eventual labeling and risk management, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.
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
If batoclimab is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:
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
Any of these events could prevent us from achieving or maintaining market acceptance of batoclimab and could substantially increase the costs of commercializing our product candidate, if approved.
Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.
Batoclimab is still in clinical development and will require extensive clinical testing before we are prepared to submit a biologics license application (“BLA”) or other similar application for regulatory marketing approval. We cannot provide you any assurance that we will submit a BLA for regulatory approval for our product candidate within our projected timeframes or whether any such application will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for batoclimab; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar application. The FDA may also find that the benefits of batoclimab in any of our target indications do not outweigh its risks, including the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many CROs and clinical trial sites.

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
In addition, disruptions caused by the COVID-19 pandemic increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or another regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including good clinical practice (“GCP”), that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our investigational new drug application (“IND”) or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidate could be harmed, and our ability to generate product revenue from our product candidate, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a termination or suspension of, or delay in, the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidate. We may make formulation or manufacturing changes to batoclimab, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidate and our competitors may be able to bring products to market before we do, and the commercial viability of our product candidate could be significantly reduced.

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
Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. While we completed an in-depth review of the preliminary data and are updating our comprehensive strategy to address the relative benefits and risks, it may be more difficult to recruit and retain patients for clinical trials in the future, including our Phase 3 trial in MG expected in the first half of calendar year 2022. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.
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
The results of our nonclinical and clinical trials may not support our proposed claims for batoclimab, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.
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

We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities, with the intent to continue development of batoclimab. For example, while the ASCEND GO-2 trial was terminated and the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive, we had further discussions with external experts to determine whether a specific population can be identified to optimize the clinical performance of batoclimab. Based on these analyses and alignment with the FDA’s Division of Neurology 1, we intend to start our Phase 3 study for batoclimab in MG in the first half of calendar year 2022. Our failure to successfully complete our clinical trials of batoclimab and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab would significantly harm our business.
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
Batoclimab is a novel therapeutic antibody and its potential therapeutic benefit is unproven. While results from early clinical trials of batoclimab have shown meaningful reductions in IgG antibody levels in healthy volunteers, batoclimab may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for batoclimab in pivotal clinical trials or in obtaining marketing approval thereafter. For example, although we and our licensing partner have evaluated batoclimab nonclinical studies and in early-stage clinical trials, we have not yet advanced batoclimab into a large-scale, pivotal clinical trial for any indication. Positive results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials of batoclimab, including our Phase 3 trial in MG expected to initiate in the first half of calendar year 2022. For example, in February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. In order to better characterize the observed lipid findings, we conducted from February 2021 through May 2021 a program-wide data review (including both clinical and nonclinical data) with input from external scientific and medical experts. We are progressing discussions with the FDA and are planning to progress discussions with other regulatory authorities to align on the next steps in the continued development of batoclimab in other indications besides MG. If expectations from our Phase 1 and Phase 2 clinical trials cannot be replicated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, WAIHA and TED or any other autoimmune indication. As a result, our focus on exploring FcRn inhibition may fail to result in the identification of viable additional indications for batoclimab. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize batoclimab, raise capital, expand our business or continue our operations.
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
We have in-licensed the rights to batoclimab in limited territories. Any adverse developments that occur during any clinical trials or manufacturing conducted by third parties, including HanAll, in other jurisdictions may affect our ability to obtain regulatory approval or commercialize batoclimab.
We have in-licensed the right to develop, manufacture and commercialize batoclimab in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize batoclimab in geographies outside of our Licensed Territory. If an impact to the characterization of the safety profile occurs in studies conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA may delay, limit or deny approval of batoclimab or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA approval for batoclimab and a new and/or serious safety issue is identified in connection with clinical trials of batoclimab conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA may withdraw their approval of the product or otherwise restrict our ability to market and sell batoclimab or may require additional testing or evaluation. In addition, treating physicians may be less willing to administer our product candidate due to concerns over such AEs, which would limit our ability to commercialize batoclimab. In addition, issues may arise in connection with the manufacturing process for batoclimab utilized by HanAll or any of its sublicensees or collaborators, which could affect our ability to obtain regulatory approval for or commercialize batoclimab.

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

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson), rozanolixizumab (UCB) and ALXN1830 (AstraZeneca). In December 2021, the FDA approved Vyvgart (efgartigimod) for the treatment of generalized myasthenia gravis (gMG) in adults who test positive for the anti-acetylcholine receptor (AChR) antibody. This is the first approval granted by the FDA for an FcRn inhibitor in the U.S.

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

Fostamatinib (Rigel Pharmaceuticals), a Syk inhibitor, is currently in Phase 3 development for the treatment of WAIHA. A Phase 2 investigator-initiated study of ibrutinib (AbbVie), a BTK inhibitor, in steroid-refractory WAIHA is ongoing. Annexon Biosciences initiated a Phase 2 trial for WAIHA in 2021 for ANX005, an antibody inhibitor of the C1q protein.
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
Market acceptance of batoclimab for the treatment of MG, TED and WAIHA may also be affected by the perception that existing available treatments, such as pyridostigmine, corticosteroids and immunosuppressants, may be sufficient to treat the majority of these patients. In addition, batoclimab, if approved, will and may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions as batoclimab in completed clinical trials to date. In addition, the potential patient population for our initial indication and other autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidate, if approved, could be much slower than anticipated.
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
Risks Related to Our Business, Financial Position and Capital Requirements
Our business is heavily dependent on the successful and timely development, regulatory approval and commercialization of our sole product candidate, batoclimab.
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

Our business, operations, clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics, including the ongoing COVID-19 pandemic, on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, suppliers, shippers and others.
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
In February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. Prior to this voluntary pause of our clinical trials, the COVID-19 pandemic impacted clinical site enrollment and some participants’ ability to follow office visit schedules and protocols. Given the uncertain course of the COVID-19 pandemic, it is impossible to predict with certainty any future impact it may have on our operations. For example, patient enrollment, including in our Phase 3 trial in MG expected to initiate in the first half of calendar year 2022, could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

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
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $41.4 million and $31.8 million for the three months ended December 31, 2021 and 2020, respectively, and $109.6 million and $79.3 million for the nine months ended December 31, 2021 and 2020, respectively. As of December 31, 2021, we had an accumulated deficit of $308.2 million.
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
We will require additional capital to complete the development and potential commercialization of batoclimab. Because the length of time and activities associated with successful development of our product candidate are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:
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

Raising additional funds by issuing equity securities will cause dilution to existing stockholders, raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.
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

Risks Related to Our Dependence on Third Parties
We do not have our own manufacturing capabilities and rely on third parties to produce clinical supplies and commercial supplies of batoclimab. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers which may delay or prevent our ability to obtain marketing approval or commercialize batoclimab if approved.
We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. We rely on third parties to produce clinical supplies and commercial supplies of batoclimab. In November 2021, we entered into an agreement with Samsung Biologics Co., Ltd. to manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. Additional third-party vendors may be difficult to identify for our product candidate process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. Any significant delay in the supply of batoclimab or the raw material components thereof, or in placebo controls for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of batoclimab or any future product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for batoclimab or any future product candidate, the commercial launch of such product candidate would be delayed or there would be a shortage in supply, due to the COVID-19 pandemic or otherwise, which would impair our ability to generate revenue from the sale of such product candidate. In addition, batoclimab is a biologic and requires processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Our future success depends on our ability to maintain and continuously improve our quality management program to monitor the manufacturing processes used by third-party manufacturers and our reliance on third-party manufacturers does not relieve us of our regulatory responsibilities. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process, which may not be detectable by us in a timely manner, could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims and insufficient inventory. A quality or safety issue emanating from manufacturing failures may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.
The facilities used by our contract manufacturers to manufacture batoclimab or any future product candidate must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidate. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidate or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market batoclimab or any future product candidate, if approved. Further, our reliance on third-party manufacturers entails risks, including:
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
We rely on third parties to conduct, supervise and monitor our clinical trials and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements or our quality management program fails to detect such events in a timely manner, it may harm our business.
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
We believe that our product candidate, batoclimab, as a biological product, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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
The patent position of biotechnology and pharmaceutical companies is generally highly uncertain, involves complex legal, scientific and factual questions, and has in recent years been the subject of much litigation. The standards that the U.S. Patent and Trademark Office (“USPTO”) and its foreign counterparts use to grant patents are not always applied predictably or uniformly. In addition, the laws of foreign countries may not protect our rights to the same extent as the laws of the U.S. and many companies have encountered significant problems in protecting and defending such rights in foreign jurisdictions.

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
•the inventorship and ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us as well as our partners; and
•the priority of invention of patented technology.
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
•patents that we own or have exclusively licensed may not provide us with any competitive advantage or may be held invalid or unenforceable as a result of legal challenges;
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
•we may not be able to obtain and maintain necessary licenses on commercially reasonable terms or at all; and
•the patents of others may have an adverse effect on our business.
Should any of these events occur, our business, financial condition, results of operations and business prospects could be adversely affected.
General Risks Related to an Investment in Our Securities
RSL owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.
In August 2021, we entered into a share purchase agreement with RSL pursuant to which we issued and sold 17,021,276 shares of our common stock to RSL at a per share price of $11.75. As of February 1, 2022, RSL beneficially owned approximately 63.1% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In September 2021, RSL completed its business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, and became a publicly-traded corporation. There has been and may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
RSL has the right to elect a certain number of directors to our board of directors.
RSL has the right to elect a certain number of Series A preferred stock directors ("Series A Preferred Directors") to our board of directors in accordance with our amended and restated certificate of incorporation (our "Certificate of Incorporation"). While the directors appointed by RSL are obligated to act in accordance with their applicable fiduciary duties, they may have equity or other interests in RSL and accordingly their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. Until such time as Roivant holds less than 50% of the voting power of our outstanding shares of capital stock entitled to vote generally at an election of directors, the directors appointed by Roivant will be able to determine the outcome of all matters presented to the board of directors.

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
If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline and has declined in the past upon downgrades of our common stock.
The trading market for shares of our common stock will depend, in part, on the research and reports that securities or industry analysts publish about us or our business. We do not have any control over these analysts. If our financial performance fails to meet analyst estimates or one or more of the analysts who cover us downgrade shares of our common stock or change their opinion of shares of our common stock, our share price would likely decline, as happened in August 2021. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our share price or trading volume to decline.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†*	Employment Agreement with William Macias, dated as of October 25, 2021, as amended.
10.2††*	Master Services Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated April 30, 2021.
10.3††*	Product Service Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated November 17, 2021.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
+ The annexes, schedules, and certain exhibits to the Share Exchange Agreement have been omitted pursuant to
Item 601 of Regulation S-K.
†    Indicates a management contract or compensatory plan, contract or arrangement.
††    Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that Immunovant, Inc. treats as private or confidential.
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

Immunovant, Inc.

Date: February 4, 2022	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer