Form 10-K
period 2022-03-31
Immunovant, Inc.
filed 2022-06-08
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No   ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market as of September 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $347.0 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market of $8.69 per share.
As of June 3, 2022, the Registrant had 116,505,412 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2022.

IMMUNOVANT, INC.
ANNUAL REPORT ON FORM 10-K

All trademarks, trade names, service marks, and copyrights appearing in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended March 31, 2022 (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” and “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the timing, progress, costs and results of our clinical trials for batoclimab, formerly referred to as IMVT-1401;

•potential therapeutic benefits and risks in current and future indications and the ability to achieve regulatory approval in licensed jurisdictions;

•future operating or financial results and cash position;

•future acquisitions, business strategy and expected capital spending;

•the timing of meetings with and feedback from regulatory authorities as well as any submission of filings for regulatory approval of batoclimab;

•the potential advantages and differentiated profile of batoclimab compared to existing therapies for the applicable indications;

•our ability to successfully manufacture, or have manufactured, drug product for clinical trials and commercialization;

•our ability to successfully commercialize batoclimab, if approved;

•the rate and degree of market acceptance of batoclimab, if approved;

•the effect of the COVID-19 pandemic on our business, operations and supply chain, including the potential impact on our clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of our clinical trials;

•our expectations regarding the size of the patient populations for and opportunity for and clinical utility of batoclimab, if approved for commercial use;

•our estimates of our expenses, ongoing losses, future revenue, capital requirements and needs for or ability to obtain future financing to complete the clinical trials for and commercialize batoclimab;

•our dependence on and plans to leverage third parties for research and development, clinical trials, manufacturing, and other activities;

•our ability to maintain intellectual property protection for batoclimab;

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

Industry and Market Data

We obtained the industry and market data in this Annual Report on Form 10-K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable. These third parties may, in the future, alter the manner in which they conduct surveys and studies regarding the markets in which we operate our business. As a result, you should carefully consider the inherent risks and uncertainties associated with the industry and market data contained in this Annual Report on Form 10-K, including those discussed in Part I, Item 1A. “Risk Factors.”

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our business is currently dependent on the successful development, regulatory approval and commercialization of our sole product candidate, batoclimab.

•Batoclimab has caused and may cause adverse events, including elevated lipid levels or decreased albumin levels among treated patients, or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

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

•We will require additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development and commercialization of batoclimab.

•Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

•We rely on the license agreement with HanAll Biopharma Co., Ltd., or the HanAll Agreement, to provide us rights to the core intellectual property relating to batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development or commercialization of batoclimab.

•The HanAll Agreement obligates us to make milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab.

•We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications. Our operating results will suffer if we fail to compete effectively.

•International expansion of our business exposes us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the U.S.

•We are subject to stringent and changing privacy, data protection, and information security laws, contractual obligations, self-regulatory schemes, government regulation and standards related to data privacy and security. Further, if our security measures are compromised now or in the future, or the security, confidentiality, integrity or availability of our information technology, software, services, communications or data is compromised, limited or fails, this could result in a material adverse effect on our business.

•If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline and has declined in the past upon downgrades of our common stock.

PART I
Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. Our innovative compound, batoclimab, formerly referred to as IMVT-1401, is a novel, fully human, monoclonal antibody targeting the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibodies that cause inflammation and disease.

Our product candidate, batoclimab, has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce IgG antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas. We intend to develop batoclimab in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

Autoimmune diseases are conditions where an immune response is inappropriately directed against the body’s own healthy cells and tissues. According to the 2020 Report of the American Autoimmune Related Diseases Association, approximately 50 million people in the United States suffer from one of more than 100 diagnosed autoimmune diseases. Predisposing factors may include genetic susceptibility, environmental triggers and other factors not yet known. Many of these diseases are associated with high levels of pathogenic IgG antibodies, which are the most abundant type of antibody produced by the human immune system, accounting for approximately 75% of antibodies in the plasma of healthy people. IgG antibodies are important in the defense against pathogens, such as viruses and bacteria. In IgG-mediated autoantibody diseases (an important subset of autoimmune diseases), IgG antibodies inappropriately develop against normal proteins found in the body, directing the immune system to attack specific organs or organ systems.

Unfortunately, safe and effective treatment options for patients suffering from many autoantibody diseases are lacking. Historically available treatments are generally limited to corticosteroids and immunosuppressants in early-stage disease and intravenous immunoglobulin (“IVIg”) or plasma exchange in later-stage disease. These approaches often fail to address patients’ needs since they are limited by delayed onset of action, waning therapeutic benefit over time and unfavorable safety profiles.

The physiologic function of FcRn is to prevent the degradation of IgG antibodies. Inhibition of FcRn, such as through use of an anti-FcRn antibody, has been shown to reduce levels of total IgG and pathogenic IgG antibodies. We believe our completed clinical trials and other clinical trials assessing anti-FcRn antibodies in IgG-mediated autoantibody diseases have generated promising results, suggesting that FcRn is a therapeutically important pharmacologic target to reduce levels of disease-causing IgG antibodies.

In several nonclinical studies and in a multi-part Phase 1 clinical trial in healthy volunteers, intravenous and subcutaneous delivery of batoclimab was generally well tolerated and demonstrated dose-dependent IgG antibody reductions. In the highest dose cohorts in the Phase 1 clinical trial, four weekly subcutaneous administrations of 680 mg resulted in a mean maximum reduction of serum IgG levels of 78%, with a standard deviation of 2%. Injection site reactions were similar between batoclimab and placebo arms.

We obtained rights to batoclimab pursuant through our license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Pursuant to the HanAll Agreement, we will be responsible for future contingent payments and royalties, including up to an aggregate of $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement.

As previously disclosed, we voluntarily paused dosing in our early phase clinical studies to evaluate batoclimab-induced elevations in total cholesterol and low-density lipoprotein (“LDL”) levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory agencies, we are continuing the clinical development of batoclimab. We intend to develop batoclimab as a self-administered subcutaneous injection, which we believe can be tailored based on disease severity and phase of treatment (i.e., induction or maintenance).

We are conducting a Phase 1 drug-drug interaction (“DDI”) study in healthy volunteers to characterize the pharmacokinetic (“PK”) profile of atorvastatin with and without the coadministration of batoclimab. We believe, based on these preliminary data and feedback from physicians, that a batoclimab-induced increase in LDL-cholesterol can be managed with anti-lipid therapy as needed.

We are currently developing batoclimab for Myasthenia Gravis (“MG”), Thyroid Eye Disease (“TED”) and Warm Autoimmune Hemolytic Anemia (“WAIHA”). As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases. Based on third-party patient prevalence estimates for the more than 15 indications that have been announced by multiple companies for clinical development with anti-FcRn assets, including our planned development of batoclimab in MG, TED and WAIHA, we estimate the total potential opportunity for batoclimab to be greater than two million patients in the United States (the “U.S.”) and Europe (Europe includes all European Union countries (the “E.U.”), the United Kingdom (the “U.K.”) and Switzerland).

To the extent we choose to develop batoclimab as a potential treatment for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we were granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for batoclimab for the potential treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab for the treatment of TED and WAIHA, and potentially other orphan indications in which there is a medically plausible basis for batoclimab’s use. We may seek orphan drug designation for batoclimab in Europe.

We intend to continue the development of batoclimab for the treatment of MG, TED and WAIHA, as well as two new indications to be announced by August 2022. We expect one of our three indications beyond MG and TED to be initiated as a pivotal study in the calendar year 2022.

Current Indications in Development

MG is an autoimmune disease associated with muscle weakness with an estimated prevalence of 17.8 per 100,000, with up to 59,000 cases in the U.S. Third-party studies estimate the prevalence in Europe for MG as 24.2 per 100,000, or approximately 126,000 cases. In MG, patients develop pathogenic IgG antibodies that attack critical signaling proteins at the junction between nerve and muscle cells. The majority of MG patients suffer from progressive muscle weakness, with maximum weakness occurring within six months of disease onset in most patients. In severe cases, MG patients can experience myasthenic crisis, in which respiratory function is weakened to the point where it becomes life-threatening, requiring intubation and mechanical ventilation. See “Batoclimab as a Potential Treatment for Myasthenia Gravis” below for further discussion.

TED is an autoimmune inflammatory disorder that affects the muscles and other tissues around the eyes, and in severe cases can be sight-threatening. TED has an estimated annual incidence of 9.7 in 100,000 in the U.S. and 4.8 in 100,000 in Europe. Initial symptoms may include a dry and gritty ocular sensation, sensitivity to light, excessive tearing, double vision and a sensation of pressure behind the eyes. See “Batoclimab as a Potential Treatment for Thyroid Eye Disease” below for further discussion.

WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells (“RBCs”). Based on published estimates, we believe that there are approximately 40,000 patients in the U.S. and 71,000 patients in Europe living with WAIHA. The clinical presentation is variable and most commonly includes symptoms of anemia, such as fatigue, weakness, skin paleness and shortness of breath. In severe cases, hemoglobin levels are unable to meet the body’s oxygen demand, which can lead to heart attacks, heart failure and even death. See “Batoclimab as a Potential Treatment for Warm Autoimmune Hemolytic Anemia” below for further discussion.

Potential New Indications

We continue to evaluate potential new indications for batoclimab by considering a number of factors including, but not limited to, degree of unmet medical need, potential benefit offered by the treatment, target patient population size, and commercial potential.

We have identified additional attractive indications with high unmet need and scientific rationale for anti-FcRn therapy. We also believe that certain indications with existing anti-FcRn programs offer a significant opportunity to provide unique patient benefits and therefore represent a strong potential opportunity. As previously disclosed, we plan to announce two new indications by August 2022.

Business Strategy

Our goal is to become a leading biopharmaceutical company in the development and commercialization of innovative therapies for autoimmune diseases with significant unmet need. To execute our strategy, we plan to:

•Maximize the probability of success of batoclimab. We plan to leverage batoclimab’s differentiated profile in indications where the anti-FcRn mechanism has already established clinical proof-of-concept, including MG and TED.

•Maximize the breadth of indications for batoclimab. In addition to pursuing indications with existing anti-FcRn proof of concept data, we are also considering first-in-class indications where the probability of technical success is good even without existing anti-FcRn clinical data based on potential to deliver clinical benefit with targeted IgG reduction.

•Rationale for the prioritization of potential indications. We intend to prioritize potential indications (whether or not first-in-class) based on the degree of unmet medical need, the potential benefit offered by the treatment, the target patient population size, and the commercial potential.

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

Our Pipeline

The following is our current development pipeline:

Batoclimab as a Potential Treatment for Myasthenia Gravis

Myasthenia Gravis Overview

MG is an autoimmune disorder associated with muscle weakness and fatigue. MG patients develop antibodies that lead to an immunological attack on critical signaling receptor proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This leads to muscle weakness intensified by activity, which can be localized exclusively to ocular muscles or which can be more generalized throughout the body including muscles of respiration. Patients with localized ocular disease suffer from more limited symptoms, including droopy eyelids and blurred or double vision due to compromise of eye movements. The vast majority of MG patients demonstrate elevated serum levels of acetylcholine receptor (“AChR”) antibodies which disrupt signal transmission between nerve fibers and muscle fibers. These antibodies ultimately lead to fluctuating muscle weakness and fatigue.

The prevalence of MG is estimated to be 17.8 per 100,000, with up to 59,000 cases in the U.S. Third-party studies estimate the prevalence in Europe for MG as 24.2 per 100,000, or approximately 126,000 cases. MG can occur at any age; however, the age of onset tends to follow a bimodal distribution. Early onset disease usually occurs in individuals between 10 to 30 years old and predominantly affects females. Later onset disease usually occurs in individuals over 50 years old and predominantly affects males. As with many autoimmune diseases, there are no known genetic alterations that specifically cause MG, and in most patients, it arises spontaneously. Approximately 3% of patients have a primary relative with MG, suggesting that there are genetic factors that may predispose development of the disease, but these genes have yet to be identified.

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

Current Treatment Paradigm

Very early stage MG is symptomatically treated with acetylcholinesterase inhibitors such as pyridostigmine. As the disease progresses, patients are typically treated with immunosuppressive agents such as glucocorticoids, azathioprine, mycophenolate mofetil and cyclosporine. Thymectomy may be indicated for treatment in patients with evidence of a thymoma and can be considered for treatment in some younger patients who do not have evidence of thymoma. As MG becomes more advanced, patients can be treated during exacerbations with IVIg, which provides therapeutic benefit through multiple potential mechanisms including the saturation of FcRn. Physicians direct patients with more advanced chronic disease and patients in times of crisis to therapies that reduce levels of circulating IgG antibodies via plasma exchange or a variant of this plasma exchange, immunoadsorption. The most recent agents approved for MG are eculizumab and ravulizumAb-cwvz, two complement C5 inhibitors, the use of which are limited to patients refractory to available therapy with anti-AChR-positive MG. Efgartigimod, an anti-FcRn antibody fragment, was recently approved for the treatment of MG in adult patients who are anti-acetylcholine receptor (AChR) antibody positive. We believe there is room to improve upon this current treatment paradigm for MG, as some of these treatments can leave patients with burdensome administration requirements, significant side effects or long wait times to see treatment effect.

In 2019, we initiated a multi-center, randomized, blinded, placebo-controlled Phase 2a clinical trial of batoclimab for the treatment of MG. As evaluated in a pre-specified, pooled analysis of 15 subjects who completed Day 42 of the trial, batoclimab-treated subjects (N=10) showed a clinical improvement in both the MG-ADL scale and the MGC scale. We believe, based upon our review of data from this Phase 2a trial of batoclimab in MG, that there is sufficient proof of concept to pursue a pivotal trial to evaluate batoclimab for the treatment of MG.

Batoclimab Phase 3 Trial

As previously disclosed in December 2021, we achieved alignment with the FDA Division of Neurology 1 to move forward with our pivotal trial of batoclimab as a treatment for MG. We plan to initiate this Phase 3 trial by the end of June 2022. We expect top-line data from this Phase 3 trial to be available in the second half of calendar year 2024.

Our trial is designed to address unmet patient needs and differentiate batoclimab from other treatments. Key features of the trial include:

•12-week Induction Period: Includes doses of 680 mg subcutaneous injection weekly (“SC QW”) or anchor dose of 340 mg SC QW compared to placebo. The objective is to achieve maximum efficacy at the beginning of treatment and determine the potential benefit of 680 mg SC QW (i.e., speed and depth of clinical response).

•12-week Maintenance Period: Includes anchor doses of 340 mg SC QW and 340 mg subcutaneous injection once every two weeks compared to placebo to assess lower effective maintenance doses with potentially fewer side effects related to long term IgG suppression or serum analyte changes.

•52-week Long Term Extension: Includes long term safety assessment of the 2 maintenance doses; also includes tailored dosing allowing for treatment of disease exacerbations with short-term, re-induction dosing of batoclimab (680 mg SC QW x 4 weeks) followed by resumption of 340 mg SC QW.

MG Phase 3 Trial Design (N ~ 210)
QW = weekly, Q2W = once every two weeks, SC = subcutaneous injection

Batoclimab as a Potential Treatment for Thyroid Eye Disease

Thyroid Eye Disease Overview

TED, also referred to as GO, is a sight-threatening autoimmune inflammatory disorder that affects the muscles and tissues surrounding the eyes. Initial symptoms may include a dry and gritty ocular sensation, sensitivity to light, excessive tearing, double vision, and a sensation of pressure behind the eyes. At diagnosis, many patients with TED have retraction of their upper eyelids, swelling and redness surrounding the eyes, and protrusion of their eyeballs (proptosis). In some cases, swelling and stiffness of the eye muscles prevent the eyes from working together causing double vision. Approximately 3% to 5% of TED patients have a severe manifestation of the disease causing intense pain, inflammation, sight-threatening corneal ulcers, or optic neuropathy requiring surgical intervention. Decompression surgery to improve ocular function or rehabilitative surgery to improve quality of life is required in up to 20% of TED patients.

TED is most commonly caused by IgG autoantibodies that form against the thyroid-stimulating hormone receptor (“TSHR”). These anti-TSHR antibodies activate cells in the extraocular space that highly express TSHR, such as fibroblasts and adipocytes. Fibroblast activation causes cell proliferation and the production of hyaluronan, a substance that contributes directly to the swelling associated with TED. Hyaluronan also serves as an inflammatory signal leading to the synthesis of cytokines that cause recruitment of lymphocytes leading to extensive tissue inflammation and remodeling. Adipocyte activation leads to hyperplasia of the adipose tissue surrounding the eye causing protrusion of the eyeballs and compression of the optic nerve. Levels of anti-TSHR autoantibodies correlate positively with clinical features of TED and influence its prognosis. Exposure to other inflammatory agents, such as cigarette smoke, leads to exacerbation of the disease resulting in more severe symptoms.

In addition to anti-TSHR autoantibodies, antibodies that activate the insulin-like growth factor 1 receptor (“IGF1R”) may also contribute to TED. TSHR and IGF1R have functional overlaps and stimulation of either receptor may lead to activation of similar biochemical pathways implicated in TED. Published studies investing this pathway have led to the discovery that the IGF1R and TSHR form a receptor complex where IGF1R can augment the signaling of TSHR. The exact nature of the interaction between IGF1R and TSHR continues to be investigated; however, experimental evidence suggests that the effects of TSHR stimulating antibodies are only partially blocked by an IGF1R antagonist while they may be completely blocked with a TSHR antagonist.

TED has an estimated annual incidence of 9.7 in 100,000 in the U.S. and 4.8 in 100,000 in Europe. The natural history of TED begins with an inflammatory phase lasting between six and 24 months that is characterized by lymphocyte infiltration, fibroblast proliferation and increases in adipose tissue. The first line of treatment for TED patients is generally immunosuppressive therapy, including high doses of corticosteroids. Treatment of patients with immunosuppressive therapies during this active inflammatory phase can lead to reduction in symptoms and can alter the course of the disease. However, once the initial inflammatory phase is over, immunosuppressive therapies are ineffective and levels of fibrosis that have developed as the result of acute inflammation are only reversible by surgery. We estimate that 15,000 to 20,000 patients in the United States have active inflammatory TED each year and are eligible for treatment with therapy directed at the causative anti-TSHR antibodies.

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

A close temporal relationship exists between the onset of Graves’ disease and the onset of TED. Regardless of which condition occurs first, the other condition develops within 18 months in 80% of patients. Approximately one in 20 patients with Graves’ disease presents with moderate-to-severe TED characterized by swelling and redness of eyelids, proptosis, double vision and, in severe cases, corneal ulceration and decreased visual acuity. Graves’ disease can be treated with antithyroid drugs or removal of the thyroid through a procedure called a thyroidectomy. While some studies of these treatments have shown autoimmune antibodies decreasing or disappearing with treatment, others have shown no change in antibody levels after treatment.

Current Treatment Paradigm

As a first option, patients with active TED are treated with immunosuppressive therapy such as high doses of corticosteroids, typically administered intravenously or orally. Corticosteroids are not effective in all patients, and approximately one-third of patients will relapse. This therapy is associated with an increased risk of acute and severe organ damage, bone thinning, weight gain, diabetes, hypertension, osteoporosis and depression. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED.

Orbital radiation therapy is used as a means of reducing the infiltration of lymphocytes and can be used in conjunction with corticosteroids or immunosuppressive therapy. Similar to these anti-inflammatory and immunosuppressive drugs, radiation therapy is most effective in the active stage of TED.

Patients with moderate-to-severe active TED not responding to corticosteroids can be treated with cyclosporine or mycophenolate mofetil, two broad immunosuppressive drugs. These drugs are associated with numerous side effects related both to their general immunosuppressive effects as well as to inherent toxicities, such as hypertension, kidney disease and gastrointestinal toxicity.

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

Surgery is considered to be a treatment option in patients with a highly active disease who have been treated with corticosteroids or immunosuppressive therapy but continue to have progressive disease. The goal of surgery is to reduce the pressure causing proptosis, reduced eye movement and loss of visual acuity. Because of its invasive nature, surgery is typically reserved for inactive disease.

In 2019, we initiated an open-label, single-arm Phase 2a clinical trial of batoclimab for the treatment of TED. The majority of subjects (four of seven) evaluated at the end of treatment experienced a greater than or equal to 2-point improvement in clinical activity score (CAS). Three of seven subjects were proptosis responders; a proptosis response was defined as a greater than or equal to 2mm improvement in the study eye.

In 2019, we initiated a randomized, masked, placebo-controlled Phase 2b clinical trial of batoclimab in TED. Our voluntary pause in dosing in February 2021 resulted in unblinding this trial and the primary endpoint was not significant. However, our analysis of exploratory endpoints from this trial increased our confidence in the anti-FcRn mechanism of action for patients with TED, and they provide part of the basis for our interest in moving forward with further development of TED.

Subsequent Trial of Batoclimab in TED

We recently achieved alignment with the FDA Division of Ophthalmology to move forward in TED. We plan to initiate two Phase 3 clinical trials to evaluate batoclimab for the treatment of TED in the second half of calendar year 2022. For each of the two Phase 3 trials of batoclimab in TED, we expect that approximately 100 subjects will enter the trial and be randomized to either a treatment arm or placebo arm. Subjects randomized to the treatment arm will be dosed with 680 mg of batoclimab QW for 12 weeks followed by 340 mg of batoclimab QW for 12 weeks. This batoclimab-treated group of subjects will be compared to subjects that are dosed with placebo QW for 24 weeks. This treatment period will last for 24 weeks and the primary efficacy endpoint will be measured as proptosis responders at Week 24 vs placebo where responders are defined as ≥ 2 mm reduction from baseline in proptosis in the study eye without deterioration of ≥ 2 mm increase in the fellow eye. We expect top-line results from both Phase 3 trials to be available in the first half of calendar year 2025.

Batoclimab as a Potential Treatment for Warm Autoimmune Hemolytic Anemia

Warm Autoimmune Hemolytic Anemia Overview

WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells ("RBCs"). The clinical presentation is variable and most commonly includes non-specific symptoms of anemia such as fatigue, weakness, skin paleness and shortness of breath. Symptoms typically develop chronically over several weeks to months; however rapid progression over a span of days has also been observed.

In severe cases, hemoglobin levels are unable to meet the body’s oxygen demand, which can lead to heart attacks, heart failure and even death. Though the exact causes of WAIHA are unknown, roughly half of cases occur in patients with an underlying lymphoproliferative or autoimmune disease, most commonly chronic lymphocytic leukemia, rheumatoid arthritis, or systemic lupus erythematosus.

In WAIHA, autoantibodies react with surface proteins on RBCs at temperatures at or above 37° Celsius, or normal body temperature. These antibodies are of the IgG subtype in most patients. WAIHA is differentiated from cold autoimmune hemolytic anemia, or cold agglutinin disease, which shares a similar clinical presentation but is triggered by autoantibodies that react at temperatures below 37° Celsius. In WAIHA, antibody-coated RBCs are removed from circulation primarily in the spleen, where they are destroyed by macrophages. Studies have suggested the severity of WAIHA correlates with the amount and potency of autoantibodies present.

The annual incidence of WAIHA in the United States and Europe is estimated at one to three in 100,000 persons. Based on published estimates, we believe that there are approximately 40,000 patients in the U.S. and 71,000 patients in Europe living with WAIHA. The disease may be more common in females, with some sources suggesting a 2:1 female predominance. Peak incidence occurs during the sixth and seventh decades of life, however, WAIHA can occur in children as well.

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

RBC transfusions are indicated in patients who require immediate stabilization. Such patients are monitored closely for evidence of a transfusion reaction. In contrast to other treatment modalities that lead to nonspecific suppression of the immune system, batoclimab may offer a more targeted approach for reducing levels of the causative IgG species responsible for most cases of WAIHA. We believe this could provide a favorable therapeutic window and avoid the significant side effects associated with less targeted immunosuppression.

Subsequent Trial of Batoclimab in WAIHA

Following expected discussions with the hematology division of the FDA, we intend to initiate a randomized, placebo-controlled study of batoclimab as a treatment for WAIHA.

Batoclimab and Atorvastatin drug-drug interaction (“DDI”) trial

In March 2022, we announced that we initiated a Phase 1 DDI study in healthy volunteers to characterize the PK profile of atorvastatin (40 mg daily (“q day”) with and without the coadministration of batoclimab 680 mg SC QW (see figure below). Key secondary objectives are to compare the change from baseline in lipid levels observed with SC QW batoclimab (680 mg or 340 mg SC) alone or in combination with varying doses of atorvastatin. Preliminary results from the initial 2 cohorts dosed in the study (680 mg SC QW with and without 40 mg atorvastatin q day) suggest that, at these doses, atorvastatin negates the batoclimab-induced increase in LDL-cholesterol. We believe, based on these preliminary data and feedback from physicians, that a batoclimab-induced increase in LDL-cholesterol can be managed with anti-lipid therapy as needed. Results from the additional cohorts studied are expected to be available by the end of calendar year 2022.

QW = weekly, QD = daily, SC = subcutaneous injection

Key Agreements

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of RSL, entered into a license agreement with HanAll, or the HanAll Agreement. Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as batoclimab and certain back-up and next-generation antibodies, and products containing such antibodies, and to commercialize such products, in the United States, Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America, or the Licensed Territory, for all human and animal uses, during the term of the agreement. With respect to these licenses, RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the Licensed Territory outside of the United States and E.U.; (2) an affiliate of RSG in any country in the Licensed Territory; and (3) a third party in the United States and E.U. only after submission of a biologics license application (“BLA”) in the United States or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody, and certain back-up and next-generation antibodies, with or through a contract research organization or service provider in the Licensed Territory.

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to batoclimab from RSG in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and its wholly owned subsidiary, Immunovant Sciences GmbH, or ISG, for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of March 31, 2022, $0.4 million was payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

Pursuant to the HanAll Agreement, RSG made an upfront payment of $30.0 million to HanAll. In May 2019, we achieved our first development and regulatory milestone, which resulted in a $10.0 million milestone payment that we subsequently paid in August 2019. We will be responsible for future contingent payments and royalties, including up to an aggregate of $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, Immunovant, Inc.’s wholly owned subsidiary, Immunovant Sciences GmbH (“ISG”), a limited liability company formed under the laws of Switzerland, entered into a Product Service Agreement, (“PSA”), with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. We previously entered in a Master Services Agreement, (“MSA”), with Samsung, dated April 30, 2021, which governs certain terms of our relationship with Samsung. Upon execution of the PSA, we committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, we are obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

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

As of March 31, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.

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

For a description of our transactions under agreements with related parties, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 5 – Related Party Transactions.

For a discussion on RSL’s significant ownership of our shares of common stock and related possible risks, please refer to Item 1A. Risk Factors, “RSL owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.”

Sales and Marketing

We do not currently have our own marketing, sales or distribution capabilities. In order to commercialize batoclimab or any future product candidate, if approved for commercial sale, we would have to develop a sales and marketing infrastructure. We intend to build a small, targeted sales organization in the United States, targeting specialist physicians that treat high numbers of patients with autoimmune conditions. We believe these physicians treat a majority of patients with the autoimmune indications that we intend to target and most often serve as the diagnosing and treating physicians for such indications. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for batoclimab or any future product candidates inside and outside the United States.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of batoclimab, and there are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practice (“cGMP”) requirements (particularly for the development of antibodies) that might be capable of manufacturing for us. We currently rely and intend to continue to rely on contract manufacturing organizations (“CMOs”), for both drug substance and drug product. See Product Service Agreement and Master Services Agreement above for a description of the agreements pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. Currently, we contract with well-established third-party manufacturers for the manufacture of our drug substance and our drug product. We expect to engage additional third-party manufacturers to support any pivotal clinical trials for batoclimab as well as commercialization of batoclimab, if approved, in the United States or other jurisdictions. In addition, we continue to augment the organization by recruiting personnel with experience to manage the CMOs producing our product candidate and other product candidates or products that we may develop in the future.

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

Competition

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). Each of efgartigimod, nipocalimab, and rozanolixizumab is currently under development for the treatment of MG. Johnson & Johnson is currently running a Phase 2/3 clinical study for nipocalimab in WAIHA. Johnson & Johnson also announced that the FDA has granted Fast Track Designation for nipocalimab in WAIHA.

In a Phase 3 trial evaluating Subcutaneous Efgartigimod for Generalized Myasthenia Gravis, argenx reported noninferiority between subcutaneous efgartigimod and VYVGART™ (efgartigimod alfa-fcab) IV based on total IgG reduction at day 29, in addition to a higher incidence of injection-site reactions compared to the IV formulation and six patients that showed worsening of their MG symptoms over the course of the study. Subcutaneous Efgartigimod is co-formulated with recombinant human hyaluronidase PH20 (rHuPH20), Halozyme's ENHANZE® drug delivery technology. ENHANZE® facilitates subcutaneous injection delivery of higher-volume biologics that are typically administered via infusion. In a Phase 2 trial conducted in MG, UCB’s rozanolixizumab was infused subcutaneously, over 30 minutes, and was observed to reduce mean IgG levels by approximately 56% and approximately 68% after three and six weekly 7 mg/kg infusions, respectively. In December 2021, UCB announced positive topline results from the Phase 3 MycarinG study evaluating rozanolixizumab in adults with generalized myasthenia gravis (“gMG”). Johnson & Johnson’s nipocalimab is in clinical development with a subcutaneous formulation.

In December 2021, the FDA approved VYVGART™ (efgartigimod alfa-fcab) for the treatment of gMG in adult patients who are anti-acetylcholine receptor (AChR) antibody positive. VYVGART™ is administered intravenously and represents the first-and-only FDA-approved neonatal Fc receptor blocker; and the first approved therapy designed to reduce pathogenic IgGs, an underlying driver of gMG.

Batoclimab, if approved, may also face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. The first line of treatment for TED and WAIHA patients is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include: zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 trials. In December 2021, AstraZeneca announced that submission of a supplemental Biologics License Application (sBLA) for Ultomiris (Ravulizumab-cwvz), a complement inhibitor indicated for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria, in gMG had been accepted for Priority Review by the FDA.

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

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes, and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, as well as academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage, reimbursement and public opinion. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the United States and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries could result in even more resources being concentrated among a small number of our competitors.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for batoclimab and any of our future product candidates, novel discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

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

Following our assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG is the exclusive licensee of certain patents, patent applications and know-how directed to batoclimab, and certain back-up and next-generation antibodies, and products containing such antibodies, in the licensed territory. As of June 3, 2022, the in-licensed patent portfolio includes a patent family with pending patent applications and/or issued patent(s) in the United States, Argentina, Brazil, Canada, Colombia, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family discloses anti-FcRn antibodies, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to an isolated anti-FcRn antibody or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to an isolated anti-FcRn antibody or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. The patents of this patent family may expire in 2035, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees. In addition, the in-licensed patent portfolio includes another patent family that discloses a pharmaceutical formulation for an anti-FcRn antibody. This patent family includes a pending international application that may be nationalized in the licensed territory in the future, as well as a pending application in Argentina, and any patent issued in this patent family may expire in 2041, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

Additionally, as of June 3, 2022, independent of the licensed patent portfolio, ISG owns patent families directed to methods of treating thyroid eye disease (Graves’ ophthalmopathy) and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include patent applications in the United States as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2039 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, as the term of a patent granted on a utility patent application filed after June 8, 1995 expires 20 years after the non-provisional U.S. filing date (or any earlier filing date relied upon under 35 U.S.C. 120, 121, or 365(c)), with the timely payment of maintenance fees. In certain instances, the patent term may be adjusted to add additional days to compensate for certain delays incurred by the U.S. Patent and Trademark Office (“USPTO”) in the examination process, issuing the patent and/or the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the patent extension granted for FDA regulatory review is only applied to a single patent that covers either the product candidate or a method of using or manufacturing the same which has not expired at the time of FDA approval. Additionally, the period of time the patent is extended may not exceed five years, and the total patent term, including the period of time the patent is extended, must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. The protection afforded by a patent with respect to a particular product varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, its coverage, the availability of regulatory-related extensions, the availability of legal remedies in the particular country and the validity and enforceability of the patent under the local laws. ISG owns a trademark for IMMUNOVANT, the corporate logo, and a composite trademark for its corporate logo with the IMMUNOVANT mark. As of May 20, 2022, this trademark portfolio includes pending trademark applications and/or registered trademarks in the United States and foreign jurisdictions. Under the HanAll Agreement, we have the right to market batoclimab in the Licensed Territory under the trademark(s) of our choice, subject to regulatory approval. However, upon termination of the HanAll Agreement, we must assign to HanAll all right, title and interest in and to any and all trademarks we use in the development, manufacture or commercialization of the licensed products.

Furthermore, we rely upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

Government Regulation

The FDA and other regulatory health authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory agencies and health authorities of the countries in which we wish to conduct studies or seek approval or licensure of batoclimab or any future product candidate.

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

European Union Drug Approval Process

In the E.U., there are a number of existing regulatory procedures for a medicinal product to be authorized for use in the Member States of the E.U. and the European Economic Area under the E.U. pharmaceutical legislation that harmonizes the regulatory standards and requirements for assessing safety, quality and efficacy.

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

On January 31, 2020, the United Kingdom (the “U.K.”) left the E.U. (commonly referred to as “Brexit”) and accordingly is no longer a Member State. A transition period began on February 1, 2020, during which E.U. pharmaceutical law remained applicable to the U.K., which ended on December 31, 2020. A trade and cooperation agreement which outlines the trading relationship between the U.K. and the E.U. now that the transition period has concluded, applied provisionally from January 1, 2021 and formally entered into force on May 1, 2021. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of medicinal products, clinical trials, marketing authorization, commercial sales and distribution of medicinal products is derived from E.U. regulations, Brexit has materially impacted, and could further materially impact, the regulatory regime which applies to products and the approval of product candidates in the U.K., as U.K. legislation now has the potential to further diverge from E.U. legislation. By way of example, the EU Clinical Trials Regulations which govern the conduct of clinical trials in the E.U. came entered into application in January 2022 and consequently do not apply in the U.K. It remains to be seen how Brexit will impact regulatory requirements for product candidates and products in the U.K. in the long-term. As the U.K. is no longer an E.U. Member State, the U.K.’s participation in the European Medicines Regulatory Network has ceased and the U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) has assumed the functions that were previously undertaken by the E.U. for human medicines on the U.K. market (with the exception of Northern Ireland, which, pursuant to the Protocol on Ireland/Northern Ireland has remained aligned with E.U. regulations).

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

Once a BLA has been submitted, the FDA reviews the BLA within 60 days to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the FDA does not always meet PDUFA goal dates, and the review process can be significantly extended by FDA requests for additional information or clarification or Company submissions of substantial data during the review. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions with emphasis on risk and benefit of the molecule and proposed indications, and provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, preclinical studies, and/or the sponsor to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, and where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter prior to inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, completion of other significant and time-consuming requirements related to clinical trials, and/or conduct of additional preclinical studies or manufacturing activities. Even if such data and information are submitted, the FDA may determine that the BLA does not satisfy the criteria for approval. FDA approval of a BLA must be obtained before a biologic may be marketed in the United States. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied and may require additional clinical testing or safety information.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed, which could limit the commercial value of the product. For example, the FDA may approve the BLA with a REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product, and could include medication guides, healthcare professional and/or patient communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA will evaluate if any labeling or risk management plans are necessary to ensure safe use of the product in the targeted patient population and indication. Once approved, the FDA has the authority to withdraw the product approval if compliance with pre-and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may impose post-marketing requirements and commitments such as additional manufacturing data or testing; additional preclinical data or evaluation; additional clinical data from Phase 3 studies (e.g. long-term extension data); and may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions and that provide meaningful therapeutic benefit over existing treatments may receive accelerated approval, which means that they may be approved on the basis of adequate and well-controlled clinical studies establishing that the product has an effect on a validated surrogate endpoint that is reasonably likely to predict a clinical benefit, or on the basis of an effect on a clinical endpoint that can be measured earlier than survival or irreversible morbidity and is reasonably likely to predict an effect on survival, irreversible morbidity or another clinical benefit. As a condition of accelerated approval, the FDA requires the sponsor to perform adequate and well-controlled post-marketing confirmatory clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Approval may be withdrawn if the confirmatory study does not verify the anticipated clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which the sponsor must plan to provide all commercial materials and seek approval prior to the launch of the product.

In May 2022, the FDA’s Center for Drug Evaluation and Research announced the launch of a new program for expediting the development of new treatment options for rare diseases called the Accelerating Rare Disease Cures (“ARC”) Program. Through the ARC Program, the FDA hopes to engage with different stakeholders, including patients, caregivers, advocacy groups, academics industry, and other partners, to address the unmet medical needs of patients living with rare diseases.

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
If the orphan designation is maintained when the marketing authorization is granted, then the orphan medicinal product will receive 10-year orphan market exclusivity in respect of the approved indication. This exclusivity period prevents a similar medicinal product being accepted by the E.U. regulatory authorities for approval for the same indication. This exclusivity period can be extended to a total period of 12 years under the E.U. Pediatric Regulation in lieu of six-month extension of the supplementary protection certificate, if certain requirements are met. The orphan exclusivity is run in parallel with the basic regulatory data/market protection or exclusivity period of 10 years in the E.U. However, the period of orphan exclusivity can be reduced to six years if at the end of the fifth year, it is established that the criteria for orphan designation are no longer met where it is shown on the basis of available evidence that the product is sufficiently profitable not to justify maintenance of market exclusivity.
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

The 10 years market exclusivity from competition from similar products in the approved orphan indication would be retained. If criteria for orphan status are met, this incentive would be awarded following grant of a U.K. marketing authorization. Similar to the E.U., orphan medicines which are authorized in Great Britain with the results of studies from a pediatric investigation plan included in the product information are eligible for an additional 2 years of market exclusivity.

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

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act (“Affordable Care Act”) signed into law in 2010 includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe, but no interchangeable biologic has been approved in the United States. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars.

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

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and, for example, prescribers, purchasers, third party payors, pharmacies, and pharmacy benefit managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from the reach of the Anti-Kickback Statute. The exceptions and safe harbors are interpreted narrowly by enforcement authorities, and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending any product payable by the federal health care programs may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, where an arrangement does not clearly meet the terms of an applicable exception or safe harbor, the legality of the arrangement will be evaluated on a case-by-case basis based on prudential factors that authorities, including the HHS of Inspector General, utilize to determine whether a particular arrangement poses a risk of fraud and abuse to the federal health care programs (e.g., increasing costs to government payors). Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor, and we cannot rule out the possibility that enforcement authorities, including the Office of Inspector General, could scrutinize our practices in the future.

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

Additionally, the federal Physician Payments Sunshine Act (the “Sunshine Act”) within the Affordable Care Act, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals and to report annually certain ownership and investment interests held by physicians and their immediate family members.

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

Privacy, Data Protection and Information Security

Because our business involves the collection, use, storage, and transmission of personal information, we are subject to numerous federal, state, local and foreign laws, regulations, and other obligations relating to privacy, data protection, and information security. Such laws may include Section 5(a) of the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the California Online Privacy Protection Act, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the European Union’s ePrivacy Directive. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy, data protection, and information security, and we may become subject to them as we expand our operations into new geographic markets.

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
•a Medicare Part D coverage gap discount program, in which manufacturers must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturers’ outpatient drugs to be covered under Medicare Part D;
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
•a Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research;
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

Since its enactment, there have been legal and political challenges to certain aspects of the Affordable Care Act. By way of example, the Tax Cuts and Jobs Act of 2017 (“TCJA”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. It is unclear how the U.S. Supreme Court ruling, other such litigation, and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. In addition, there may be other efforts to challenge, repeal or replace the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is also unclear.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2031 unless additional Congressional action is taken. These Medicare sequester reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the United States with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, the former Trump administration announced several executive orders related to prescription drug pricing that attempted to implement several of the administration's proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020 providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a new safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. Further, on November 20, 2020, CMS issued an interim final rule implementing President Trump's Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. No legislation or administrative actions have been finalized to implement these principles.

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

Human Capital

Our Vision and Culture

We are driven by our vision of enabling normal lives for patients with autoimmune diseases. We champion an environment where all feel a sense of belonging by promoting a creative and collaborative workplace that leads to genuine connection and innovation. As a diverse workforce, we are committed to inclusion and equity across race, gender, age, religion, physical ability, identity, sexual orientation, and experience. Together, our vision and strength as a team are driven by our values focused on accountability to patients, constantly adapting to drive toward our vision and inviting all voices to bring powerful ideas to life. We believe if our employees are well aligned with our values and culture, they will be highly engaged, which will support their performance and impact on the organization.

Employees

As of June 3, 2022, we had 124 full-time permanent employees, primarily in the United States. Of these employees, approximately 52% have advanced degrees including but not limited to Ph.D., M.D., M.B.A., and approximately 75% were engaged in research and development activities. More than half of our workforce, as well as our senior management team, is comprised of women. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not had any work stoppages. We believe our relationship with our employees is good.

As the clinical development of our product candidates progresses, we also expect to experience significant growth in the number of our employees and the scope of our operations, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing, reimbursement and distribution. In addition, we also expect to hire additional personnel in order to sustain operations as a public company.

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

Risks Related to Development, Regulatory Approval and Commercialization

Our business is currently dependent on the successful development, regulatory approval and commercialization of our sole product candidate, batoclimab, formerly referred to as IMVT-1401.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of batoclimab. Accordingly, our business currently depends on the successful completion of our clinical trials for batoclimab and subsequent regulatory approval and commercialization of this product candidate. We have in the past and may in the future experience delays in the clinical trials for batoclimab, and any additional delays or failures in the clinical trials for batoclimab could significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

We cannot be certain that batoclimab will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our product candidate in the United States until we receive approval of a BLA or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidate.

We have not submitted a BLA for batoclimab to the FDA or any comparable application to any other regulatory authority. Obtaining approval of a BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of batoclimab for many reasons.

Even if we do receive regulatory approval to market batoclimab, any such approval may be subject to limitations on the indicated uses or patient populations for which we can market batoclimab. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidate will be successfully developed or commercialized.

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

Batoclimab has caused and may cause adverse events (“AEs”), including elevated lipid levels or decreased albumin levels among treated patients, or have other properties that could delay or prevent its regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

AEs associated with batoclimab in our clinical trials have caused us and could cause us, other reviewing entities, clinical trial sites or regulatory authorities in the future to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours. If an unacceptable frequency or severity of AEs or new safety signals are reported in our clinical trials for our product candidate, our ability to obtain regulatory approval for such product candidate may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidate or those from other companies targeting similar autoimmune indications could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete the trial, eventual labeling and risk management, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

As previously disclosed, we voluntarily paused dosing in our early phase clinical studies to evaluate batoclimab-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory agencies, we are continuing our clinical development of batoclimab. While we do not expect that increases in LDL over a short-term treatment duration would pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab will need to incorporate any unfavorable effects on lipid profiles. In addition, protocols that contain long-term treatment extensions will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. These occurrences have harmed, and any reoccurrences may continue to harm, our business, financial condition and prospects.

It is possible, however, we will not be able to agree upon sufficient risk mitigation with all regulatory authorities and that our development of batoclimab will not continue in certain countries or for certain indications. Even if we are able to continue clinical development of batoclimab with such risk mitigations, any future approval and marketing would suffer from the risks of potential long-term lipid and albumin changes and potential impact of mitigating measures, including, among others, limited indication, monitoring, a REMS, potential additional safety studies and other adverse labeling.

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
•additional restrictions may be imposed on the distribution or marketing of the particular product or the manufacturing processes for the product or any component thereof, including a “black box” warning or contraindication on the product label or communications containing warnings or other safety information about the product;
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
•we may be sued and held liable for harm caused to patients, or may be subject to fines, restitution or disgorgement of profits or revenues;
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

Batoclimab is still in clinical development and will require extensive clinical testing before we are prepared to submit a biologics license application (“BLA”) or other similar application for regulatory marketing approval. We cannot provide you any assurance that we will submit a BLA for regulatory approval for our product candidate within our projected timeframes or whether any such application will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for batoclimab; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar application. The FDA may also find that the benefits of batoclimab in any of our target indications do not outweigh its risks, including the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many contract research organizations (“CROs”) and clinical trial sites.

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

If we fail to successfully complete our clinical trials of batoclimab and demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab our business, financial condition and prospects would be harmed. The commencement and completion of clinical trials may be delayed by several factors, including:

•failure to obtain regulatory authorization to commence a clinical trial or reach a consensus with regulatory authorities regarding the design or implementation of our studies;
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

In addition, disruptions caused by the COVID-19 pandemic increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or another regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including good clinical practice (“GCP”), that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority, as the case may be, finds deficiencies in our investigational new drug application (“IND”) or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidate could be harmed, and our ability to generate product revenue from our product candidate, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, we may make formulation or manufacturing changes to batoclimab, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidate and our competitors may be able to bring products to market before we do, which could impact the commercial viability of our product candidate.

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

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials for MG, TED and WAIHA due to existing alternative treatments available, including teprotumumab for the treatment of TED and rituximab for the treatment of WAIHA, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo.

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

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. These results may make it more difficult to recruit and retain patients for clinical trials in the future, including our planned Phase 3 trials in MG and TED. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

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

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In addition, preclinical testing may not adequately uncover drug side effects. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our Phase 1 and Phase 2 clinical trials of batoclimab will be observed in any future clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and lack statistical significance, which further limits the reliability of such data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings observed while clinical trials were underway and safety or efficacy observations in clinical trials.

As previously disclosed, we voluntarily paused dosing in our early phase clinical studies to evaluate batoclimab-induced elevations in total cholesterol and LDL levels observed in some trial subjects. Our failure to successfully complete our clinical trials of batoclimab and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab would significantly harm our business.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize batoclimab or any future product candidate, our business, operating results, prospects or financial condition may be harmed.

We may not be able to successfully develop and commercialize our product candidate batoclimab on a timely basis or at all.

Batoclimab is a novel therapeutic antibody and its potential therapeutic benefit is unproven. While results from early clinical trials of batoclimab have shown meaningful reductions in IgG antibody levels in healthy volunteers, batoclimab may not demonstrate in patients any or all of the pharmacological benefits we believe it may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for batoclimab in large-scale, pivotal clinical trials or in obtaining marketing approval thereafter for any indication. Results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials of batoclimab. If results from our Phase 1 and Phase 2 clinical trials cannot be replicated, or if the increase in total cholesterol and LDL levels or total albumin reductions observed in our Phase 2 clinical trial of batoclimab cannot be mitigated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, TED and WAIHA or any other autoimmune indication. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize batoclimab, raise capital, expand our business or continue our operations.

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

In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidate, batoclimab, the administration of proteins such as monoclonal antibodies, even those that are fully human in nature, including our product candidate, can cause an immune response, resulting in the creation of antibodies directed against the therapeutic protein. These anti-drug antibodies can have no effect or can neutralize the effectiveness of the protein or require that higher doses be used to obtain a therapeutic effect. Whether anti-drug antibodies will be created and how they react can often not be predicted from nonclinical studies or clinical trials and their detection or appearance is often delayed. As a result, neutralizing antibodies may be detected at a later date or upon longer exposure periods, such as following more chronic administration in longer lasting clinical trials. In some cases, detection of neutralizing antibodies can even occur after pivotal clinical trials have been completed. Therefore, there can be no assurance that neutralizing antibodies will not be detected in future clinical trials or at a later date upon longer exposure (including after commercialization). If anti-drug antibodies reduce or neutralize the effectiveness of our product candidate, the continued clinical development or receipt of marketing approval for our product candidate could be delayed or prevented and, even if our product candidate is approved, its commercial success could be limited, any of which would impair our ability to generate revenue and continue operations.

We have in-licensed the rights to batoclimab in limited territories. Any adverse developments that occur during any clinical trials or manufacturing conducted by third parties, including HanAll, in other jurisdictions may affect our ability to obtain regulatory approval or commercialize batoclimab.

We have in-licensed the right to develop, manufacture and commercialize batoclimab in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize batoclimab in geographies outside of our Licensed Territory. If an impact to the characterization of the safety profile occurs in studies conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA may delay, limit or deny approval of batoclimab or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA approval for batoclimab and a new or serious safety issue is identified in connection with clinical trials of batoclimab conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA may withdraw their approval or restrict our ability to market and sell batoclimab or may require additional testing or evaluation. In addition, treating physicians may be less willing to administer our product candidate due to concerns over such AEs, which would limit our ability to commercialize batoclimab. In addition, issues may arise in connection with the manufacturing process for batoclimab utilized by HanAll or any of its sublicensees or collaborators, which could affect our ability to obtain regulatory approval for or commercialize batoclimab.

We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications. Our operating results will suffer if we fail to compete effectively.

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

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In December 2021, the FDA approved VYVGART™ (efgartigimod alfa-fcab) for the treatment of gMG in adults who test positive for the anti-acetylcholine receptor (AChR) antibody. VYVGART™ represents the first-and-only FDA-approved neonatal Fc receptor blocker, and the first approved therapy designed to reduce pathogenic IgGs, an underlying driver of gMG.

We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin (“IVIg”) is also routinely used for patients with MG. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of generalized MG in patients who are positive for anti-acetylcholine receptor antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 trials. In December 2021, AstraZeneca announced that submission of a supplemental Biologics License Application (sBLA) for Ultomiris (Ravulizumab-cwvz), a complement inhibitor indicated for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria, in gMG had been accepted for Priority Review by the FDA.

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

Market acceptance of batoclimab for the treatment of MG, TED and WAIHA may also be affected by the perception that existing available treatments, such as pyridostigmine, corticosteroids and immunosuppressants, are sufficient to treat the majority of these patients. In addition, batoclimab, if approved, will and may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions as batoclimab in completed clinical trials to date. In addition, the potential patient population for our initial indication and other autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidate, if approved, could be much slower than anticipated.

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

In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the potential treatment of MG, and we plan to seek orphan drug designation from the FDA for batoclimab for the treatment of TED and WAIHA and potentially in other orphan indications in which there is a medically plausible basis for its use. We may also seek orphan drug designation for batoclimab in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the E.U., the European Medicines Agency’s (“EMA”) Committee for Orphan Medicinal Products assesses orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. or a serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product and where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

If we obtain approval to commercialize our product or any future product candidate outside of the U.S., a variety of risks associated with international operations could adversely affect our business.

If our product candidate or any future product candidate is approved for commercialization outside of the U.S., we expect that we will be subject to additional risks related to entering into international business relationships, including:

•different post-approval regulatory requirements for drug approvals and rules governing drug commercialization in foreign countries;
•reduced or no protection of intellectual property rights;
•unexpected changes in tariffs, trade barriers and regulatory requirements;
•workforce uncertainty, economic weakness, including inflation, or political instability in particular foreign economies and markets;
•compliance with tax, employment, immigration and labor laws for employees living or traveling abroad;
•foreign tax, reimbursement, pricing and insurance regimes;
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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services ("CMS"), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members;
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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and related legislation (collectively, the "Affordable Care Act"), substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced an “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a Medicare Part D coverage gap discount program, in which manufacturers currently must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (7) created a licensure framework for follow-on biologic products; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 3% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the former Trump administration proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2026. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

Risks Related to Our Business, Financial Position and Capital Requirements

Our business is currently dependent on the successful and timely development, regulatory approval and commercialization of our sole product candidate, batoclimab.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of batoclimab. Accordingly, our business currently depends on the successful completion of our clinical trials for batoclimab and subsequent regulatory approval and commercialization of this product candidate, which is uncertain. Delays or failures in the clinical trials for batoclimab, for example due to the voluntary pause of our clinical trials announced in February 2021 and resulting inconclusive study results, have and could in the future significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

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

As previously disclosed, in February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. Prior to this voluntary pause of our clinical trials, the COVID-19 pandemic impacted clinical site enrollment and some participants’ ability to follow office visit schedules and protocols. Given the uncertain course of the COVID-19 pandemic, it is impossible to predict with certainty any future impact it may have on our operations. For example, patient enrollment, including in our planned Phase 3 trials in MG and TED, could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if travel policies or quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $156.7 million and $107.4 million for the fiscal year ended March 31, 2022 and 2021, respectively. As of March 31, 2022, we had an accumulated deficit of $355.4 million.

We expect to continue to incur substantial and increasing losses through the commercialization of batoclimab or any future product candidate, if approved, and we currently have no products that are approved for commercial sale. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of batoclimab or any future product candidate, obtain necessary regulatory approvals for such product candidate and manufacture and successfully commercialize such product candidate alone or in collaboration with others. We cannot assure you that we will be able to achieve or maintain profitability even if we successfully commercialize batoclimab or any future product candidate. If we do successfully obtain regulatory approval to market a product candidate, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidate, the reimbursement environment for our product candidate and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities for batoclimab or any future product candidate is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such product candidate, even if approved. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations.

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

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for batoclimab and any future product candidates we develop. We have never been profitable, have no products approved for commercial sale and have not generated any product revenue.
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
•add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts;
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

We will require additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development and commercialization of batoclimab.

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

We will require additional capital to complete the development and potential commercialization of batoclimab. Because the length of time and activities associated with successful development of our product candidate are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the recent disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic, the onset of hostilities by Russia towards Ukraine and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

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

The HanAll Agreement obligates us to make milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab.

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $442.5 million upon the achievement of certain development and regulatory milestone events (including the initiation of certain clinical trials for batoclimab), which events will occur prior to our planned commercialization of batoclimab. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

We are subject to stringent and changing privacy, data protection, and information security laws, contractual obligations, self-regulatory schemes, government regulation and standards related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could harm our reputation, subject us to significant fines and liability, disrupt our clinical trials or otherwise adversely affect our business.

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

There are numerous federal, state, local and foreign laws, regulations and guidance regarding privacy, data protection, information security and Processing (“Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (as defined below).

For example, U.S. states have increasingly begun to introduce comprehensive privacy legislation. The California Consumer Privacy Act of 2018 (“CCPA”), which went into effect on January 1, 2020, affords consumers expanded privacy protections. Aspects of the CCPA and its interpretation and enforcement remain uncertain. The potential effects of the CCPA are far-reaching and may require us to modify our Processing practices and policies and to incur substantial costs and expenses in an effort to comply. For example, the CCPA gives California residents expanded rights to access and require deletion of their personal information, opt-out of certain personal information sharing and receive detailed information about how their personal information is used. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches and statutory damages ranging from $100 to $750 per violation, which is expected to increase data breach class action litigation and result in significant exposure to costly legal judgements and settlements. The CCPA will be expanded substantially on January 1, 2023 when the California Privacy Rights Act of 2020 (“CPRA”) becomes fully operative. The CPRA will, among other things, give California residents the ability to limit use of certain sensitive personal information, further restrict the use of cross-contextual advertising, establish restrictions on the retention of personal information, expand the types of data breaches subject to the CCPA’s private right of action, provide for increased penalties for CPRA violations concerning California residents under the age of 16 and establish a new California Privacy Protection Agency to implement and enforce the new law. While certain clinical trial activities are exempt from the CCPA’s requirements, other personal information that we handle may be subject to the CCPA, which may increase our compliance costs, exposure to regulatory enforcement action and other liabilities. Virginia has similarly enacted a comprehensive privacy law, the Consumer Data Protection Act, Colorado recently enacted the Colorado Privacy Act, and Utah recently passed the Utah Consumer Privacy Act, all laws of which emulate the CCPA and CPRA in many respects. Further, proposals for comprehensive privacy, data protection, and information security legislation are advancing in several other states. A patchwork of differing laws would increase the cost and complexity of operating our business and increase our exposure to liability.

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

In addition, the GDPR includes restrictions on cross-border data transfers. A decision by the Court of Justice of the European Union (the Schrems II ruling) has invalidated the E.U.-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe. Similarly, the Swiss Federal Data Protection and Information Commissioner recently opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. The U.K., whose data protection laws are similar to those of the E.U., may similarly determine that the EU-U.S. Privacy Shield Framework is not a valid mechanism for lawfully transferring personal information from the U.K. to the U.S. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”) that are designed to be a mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, the SCCs are a valid mechanism to transfer personal information outside of the EEA. The SCCs, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. Moreover, due to potential legal challenges, uncertainty exists regarding whether the SCCs will remain a valid mechanism. The new SCCs may increase the legal risks and liabilities under European privacy, data protection, and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs, any transfers by us or our vendors of personal information from Europe may not comply with European data protection law, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of E.U. personal information outside of the E.U. (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.

We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications and frameworks (“Privacy Policies”), and contractual obligations to third parties related to privacy, data protection, information security and Processing (“Data Protection Obligations”), including without limitation, operating rules and standards imposed by industry organizations.

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

We may in the future receive inquiries or be subject to investigations, proceedings or actions by various government entities regarding our privacy and information security practices and Processing (“Regulatory Proceedings”). These Regulatory Proceedings could result in a material adverse effect on our business, including without limitation, interruptions of or require changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business. See Part I, Item 3, Legal Proceedings for additional information. We may in the future face litigation regarding our privacy and information security practices and Processing, including without limitation, class action litigation, which could result in a material adverse effect on our business.

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

Cyberattacks, malicious internet-based activity and online and offline fraud are prevalent and continue to increase. In addition to traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors now engage and are expected to continue to engage in attacks, including without limitation, for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services. We may also be the subject of software bugs, malicious code (such as viruses and worms), employee theft or misuse, supply chain attacks, denial-of-service attacks (such as credential stuffing) and ransomware attacks, phishing attacks, viruses, malware installation, server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. Additionally, the COVID-19 pandemic, our remote workforce and the potential increase in cyberattacks following the onset of hostilities by Russia towards Ukraine pose increased risks to our information technology assets and data. Moreover, security incidents can result in the diversion of funds and interruptions, delays or outages in our operations and services, including due to ransomware attacks, which have increased in frequency and severity.

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

Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our products, as well as product recalls or product withdrawals. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure or total or partial suspension of production.

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
In August 2021, we entered into a share purchase agreement with RSL pursuant to which we issued and sold 17,021,276 shares of our common stock to RSL at a per share price of $11.75. As of June 3, 2022, RSL beneficially owned approximately 63.0% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In September 2021, RSL completed its business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, and became a publicly-traded corporation. There has been and may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, we currently have one such putative class-action complaint brought against us. We could incur substantial costs defending this or similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic or the onset of hostilities by Russia towards Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions, increased inflation and other adverse effects or developments, including political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.
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
We qualify as a “smaller reporting company” within the meaning of the Exchange Act and are taking advantage of certain exemptions from disclosure requirements available to smaller reporting companies, which could make our securities less attractive to investors and may make it more difficult to compare our performance to the performance of other public companies.

Because our annual revenue was less than $100.0 million during the most recently completed fiscal year and the market value of our voting and non-voting common stock held by non-affiliates was less than $560.0 million measured on the last business day of our second fiscal quarter for the year ended March 31, 2022, we qualify again as a “smaller reporting company” as defined in the Exchange Act. We are taking advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and plan to present reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.
Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm, if an auditor attestation regarding our internal controls over financial reporting is applicable, will be able to conclude that our internal control over financial reporting is effective as required by Section 404.

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

For a description of our legal proceedings, see Part II, Item 8. Financial Statements and Supplementary Data, Note 10 – Commitments and Contingencies for more information.

Item 4.    Mine Safety Disclosures

Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock currently trades on The Nasdaq Global Select Market under the ticker symbol “IMVT”.

Holders of Record

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on June 3, 2022, we had three holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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
Item 6. [Reserved]

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. Our innovative compound, batoclimab, formerly referred to as IMVT-1401, is a novel, fully human, monoclonal antibody targeting the neonatal fragment crystallizable receptor (“FcRn”). Batoclimab is the product of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd., to design a highly potent anti-FcRn antibody to be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

Our product candidate, batoclimab, has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas. We intend to develop batoclimab in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

We are currently developing batoclimab for Myasthenia Gravis (“MG”), Thyroid Eye Disease (“TED”) and Warm Autoimmune Hemolytic Anemia (“WAIHA”). As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases. Based on third-party patient prevalence estimates for the more than 15 indications that have been announced by multiple companies for clinical development with anti-FcRn assets, including our planned development of batoclimab in MG, TED and WAIHA, we estimate the total potential opportunity for batoclimab to be greater than two million patients in the United States (the “U.S.”) and Europe (Europe includes all European Union countries (the “E.U.”), the United Kingdom (the “U.K.”) and Switzerland).

To the extent we choose to develop batoclimab as a potential treatment for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we were granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for batoclimab for the potential treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab for the treatment of TED and WAIHA, and potentially other orphan indications in which there is a medically plausible basis for batoclimab's use. We may seek orphan drug designation for batoclimab in Europe.

We intend to continue the development of batoclimab for the treatment of MG, TED and WAIHA, as well as two new indications to be announced by August 2022. MG is an autoimmune disease associated with muscle weakness. TED is an autoimmune inflammatory disorder that affects the muscles and other tissues around the eyes, and in severe cases can be sight-threatening. WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells.

We were incorporated in July 2018 and we have been primarily engaged in preparing for and conducting clinical trials for our product candidate, batoclimab. To date, we have not generated any revenue and have generated significant operating losses since our inception. As of March 31, 2022 and 2021, we had an accumulated deficit of $355.4 million and $198.7 million, respectively. For the years ended March 31, 2022 and 2021, we recorded net losses of $156.7 million and $107.4 million, respectively.

Recent Developments in Our Clinical Programs

As previously disclosed, in December 2021, we achieved alignment with the FDA Division of Neurology 1 to move forward with our pivotal trial of batoclimab as a treatment for MG. We plan to initiate this Phase 3 trial by the end of June 2022.

We recently achieved alignment with the FDA Division of Ophthalmology to move forward in TED. We plan to initiate two Phase 3 clinical trials to evaluate batoclimab for the treatment of TED in the second half of calendar year 2022.

Following expected discussions with the hematology division of the FDA, we intend to initiate a randomized, placebo-controlled study of batoclimab as a treatment for WAIHA.

We continue to evaluate potential new indications for batoclimab. As previously disclosed, we plan to announce two new indications by August 2022. We expect one of our three indications beyond MG and TED to be initiated as a pivotal study in the calendar year 2022.

COVID-19 Business Update

The COVID-19 pandemic continues to and is disrupting supply chains and affecting production and sales across a range of industries. Currently, we have not suffered significant adverse consequences as a result of the COVID-19 pandemic, though it did slow enrollment of our clinical trials prior to our voluntary pause of clinical dosing in February 2021, as previously disclosed. The extent of the impact of COVID-19 on our future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, including its variants, impact on employees and vendors, and impact on clinical trial sites and patients, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 may impact our future financial condition or results of operations is uncertain.

For additional information about risks and uncertainties related to the COVID-19 pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report.

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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of March 31, 2022, $0.4 million was payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

Pursuant to the HanAll Agreement, RSG made an upfront payment of $30.0 million to HanAll. In May 2019, we achieved our first development and regulatory milestone, which resulted in a $10.0 million milestone payment that we subsequently paid in August 2019. We will be responsible for future contingent payments and royalties, including up to an aggregate of $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country. See “Business—License Agreement with HanAll Biopharma Co., Ltd.” for further information.

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

As of March 31, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.

Related Party Transactions

For a description of our transactions under agreements with related parties, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 5 – Related Party Transactions.

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

Research and Development Expenses

We have been primarily engaged in preparing for and conducting clinical trials. Research and development expenses include program-specific costs, as well as unallocated costs, and are net of costs reimbursable to the Company pursuant to cost-sharing arrangements with a third party.

Program-specific costs include direct third-party costs, which include expenses incurred under agreements with contract research organizations and the cost of consultants who assist with the development of the Company’s product candidate on a program-specific basis, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidate. Program-specific costs also include contract manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies, including under our agreement with Samsung, to the extent they can be allocated to a specific program.

Unallocated costs include:

•costs related to contract manufacturing operations not allocated to a specific program;
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

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly in the short term as we plan to initiate a Phase 3 trial of batoclimab as a treatment for MG by the end of June 2022 and plan to initiate two Phase 3 clinical trials to evaluate batoclimab for the treatment of TED in the second half of calendar year 2022. In addition, we expect one of our three indications beyond MG and TED to be initiated as a pivotal study in the calendar year 2022. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab, increase manufacturing of batoclimab substance and prepare to seek regulatory approval for batoclimab. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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

Results of Operations

Comparison of the Years Ended March 31, 2022 and 2021

The following table sets forth our results of operations for the years ended March 31, 2022 and 2021 (in thousands):

	Years Ended March 31,		Change
	2022	2021	$
Operating expenses:
Research and development	$101,808	$68,604	$33,204
General and administrative	54,225	39,513	14,712
Total operating expenses	156,033	108,117	47,916
Other expense (income), net	781	(328)	1,109
Loss before benefit for income taxes	(156,814)	(107,789)	(49,025)
Benefit for income taxes	(84)	(358)	274
Net loss	$(156,730)	$(107,431)	$(49,299)

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years ended March 31, 2022 and 2021 (in thousands):

	Years Ended March 31,		Change
	2022	2021*	$
Program-specific costs:
Neurology diseases	$14,341	$10,166	$4,175
Endocrine diseases	20,818	20,056	762
Hematology diseases	6,935	11,606	(4,671)
Unallocated costs:
Personnel-related expenses including stock-based compensation	33,905	18,729	15,176
Other	25,809	8,047	17,762
Total research and development expenses	$101,808	$68,604	$33,204
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $33.2 million, from $68.6 million for the year ended March 31, 2021 to $101.8 million for the year ended March 31, 2022.

Program-specific research and development costs increased by $0.3 million, from $41.8 million for the year ended March 31, 2021 to $42.1 million for the year ended March 31, 2022. This increase reflected higher contract manufacturing costs of approximately $9 million for process development and drug substance manufacturing as we prepared to resume our clinical activities, including our planned Phase 3 trial for batoclimab in MG. Offsetting this increase was approximately $9 million of lower clinical activities due to the continued voluntary pause in our clinical trials.

Unallocated research and development costs increased by $32.9 million, from $26.8 million for the year ended March 31, 2021 to $59.7 million for the year ended March 31, 2022. This increase reflected higher costs related to cross-indication clinical studies and clinical research costs of approximately $18 million, primarily reflecting activities to advance the clinical development of batoclimab in current and potentially new indications. Also contributing to the increase were higher personnel-related expenses of approximately $15 million, primarily reflecting the enhancement of our capabilities to support our strategic objectives as we prepared to resume our clinical activities and evaluated potential new indications.

General and Administrative Expenses

General and administrative expenses increased by $14.7 million, from $39.5 million for the year ended March 31, 2021 to $54.2 million for the year ended March 31, 2022. This increase was primarily due to higher personnel-related costs (including stock-based compensation) of $9.7 million and financial advisory, legal and other professional costs of $3.7 million.

Liquidity and Capital Resources

Sources of Liquidity

We had cash of $493.8 million and $400.1 million as of March 31, 2022 and 2021, respectively. For the years ended March 31, 2022 and 2021, we had net losses of $156.7 million and $107.4 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab or any future product candidate.

To date, we have financed our operations primarily from equity offerings and the sale of convertible promissory notes. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including disruptions resulting from the onset of hostilities by Russia towards Ukraine and the COVID-19 pandemic.

We do not currently have any committed external source of funds. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In January 2021, we filed a shelf registration statement on Form S-3 with the SEC which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $900.0 million of our common stock, of which $150.0 million may be issued and sold pursuant to an at-the-market (ATM) offering program for sales of our common stock under a sales agreement with SVB Leerink LLC, subject to certain conditions as specified in the sales agreement. We agreed to pay SVB Leerink up to 3% of the gross proceeds sold through the sale agreement. Our common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. We have not issued or sold any securities pursuant to the shelf registration statement or ATM offering program.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2022 and 2021 (in thousands):

	Years Ended March 31,
	2022	2021
Net cash used in operating activities	(106,112)	(83,327)
Net cash used in investing activities	(254)	(210)
Net cash provided by financing activities	200,129	383,112

Operating Activities

For the year ended March 31, 2022, $106.1 million of cash was used in operating activities, primarily reflecting a net loss from operations of $156.7 million, partially offset by non-cash charges of $35.5 million and a net change in operating assets and liabilities of $15.1 million. The non-cash charges consisted mainly of stock-based compensation of $34.2 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in our operating assets and liabilities was primarily due to an increase of $25.7 million in accounts payable and accrued expenses, driven by the timing and level of payments related to contract manufacturing and other research and development costs. The change in operating assets and liabilities also reflected $2.1 million of lower prepaid expenses and other current assets, driven by the timing of payments related to clinical research and contract manufacturing activities. Partially offsetting these changes was an increase in accounts receivable of $11.6 million reflecting amounts owed to us under research and development cost-sharing arrangements with a third party.

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

Investing Activities

For the years ended March 31, 2022 and 2021, cash used in investing activities was related to the purchase of computer equipment.

Financing Activities

For the year ended March 31, 2022, $200.1 million of cash provided by financing activities primarily consisted of $200.0 million in proceeds from the sale of 17,021,276 shares of common stock to RSL, at a per share price of $11.75 in August 2021.

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

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, for advancing our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our net losses may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of batoclimab manufacturing, HanAll milestone payments and our expenditures on other research and development activities. Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our short-term and long-term material cash requirements as of March 31, 2022 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. In connection with this agreement, we have a minimum long-term obligation to Samsung of approximately $36.0 million, of which is $17.7 million is expected to be paid during the fiscal year ending March 31, 2023 and $18.3 million is expected to be paid during the fiscal year ending March 31, 2026. See Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of March 31, 2022, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to batoclimab, up to an aggregate of $20.0 million.

Lease Agreements

In June 2020, we entered into two sublease agreements with RSI, for the two floors of the building that serves as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year.

In March 2022, we entered into a lease agreement with an unrelated party for office space in a building in North Carolina. The lease will expire on March 31, 2024 and has scheduled rent increases each year. The lease agreement includes an option at the Company’s election to renew for an additional two years.

Our future minimum lease payments as of March 31, 2022 totaled $1.2 million related to short-term lease liabilities, and $1.2 million related to long-term lease liabilities.

For more information on our leases, see Part II, Item 8. Financial Statements and Supplementary Data, Note 9 – Leases.

Except as discussed above, we did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. We expect to enter into other commitments as the business further develops. In the normal course of business, we enter into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by us at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein we have a minimum purchase commitment, however, most of it is due and payable within one year.

We anticipate that our short-term and long-term future capital requirements will increase substantially as we:

•fund our clinical development programs;
•launch any potential Phase 2 proof-of-concept studies of batoclimab in additional indications;
•increase manufacturing of batoclimab substance to support clinical trials;
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
•commence the number of clinical trials required for approval;
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

Outlook

Based on our existing cash balance as of March 31, 2022 of $493.8 million, our research and development plans and our timing expectations related to our development programs for batoclimab, we expect to be able to fund our operating expenses and capital expenditure requirements into the calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

Critical Accounting Estimates

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report, we believe the following critical accounting estimate used in the preparation of our consolidated financial statements requires significant estimates and judgments. We did not make any material changes to these assumptions for the year ended March 31, 2022. We do not expect any material changes in the near term to the underlying assumptions during the year ended March 31, 2022.

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

Item 8. Financial Statements and Supplementary Data
Immunovant, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunovant, Inc. (the Company) as of March 31, 2022 and 2021, the related consolidated statements of operations, comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended March 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2022 and 2021, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2022, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. We determined that there are no critical audit matters.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Iselin, New Jersey
June 8, 2022

IMMUNOVANT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2022	2021
Assets
Current assets:
Cash	$493,817	$400,146
Accounts receivable	12,229	596
Prepaid expenses and other current assets	6,253	7,716
Income tax receivable	632	548
Total current assets	512,931	409,006
Operating lease right-of-use assets	2,303	3,282
Property and equipment, net	330	201
Total assets	$515,564	$412,489
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,629	$2,432
Accrued expenses	24,575	15,160
Current portion of operating lease liabilities	1,145	1,179
Due to Roivant Sciences Ltd.	171	—
Total current liabilities	44,520	18,771
Operating lease liabilities, net of current portion	1,219	2,238
Total liabilities	45,739	21,009
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at March 31, 2022 and March 31, 2021	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2022 and March 31, 2021	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 116,482,899 shares issued and outstanding at March 31, 2022 and 500,000,000 shares authorized, 97,971,243 shares issued and outstanding at March 31, 2021	12	10
Additional paid-in capital	824,796	590,425
Accumulated other comprehensive income (loss)	404	(298)
Accumulated deficit	(355,387)	(198,657)
Total stockholders’ equity	469,825	391,480
Total liabilities and stockholders’ equity	$515,564	$412,489

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended March 31,
	2022	2021
Operating expenses:
Research and development (includes $14,308 and $7,033 of stock-based compensation expense for the years ended March 31, 2022 and 2021, respectively)(1)	$101,808	$68,604
General and administrative (includes $19,936 and $11,789 of stock-based compensation expense for the years ended March 31, 2022 and 2021, respectively)(2)	54,225	39,513
Total operating expenses	156,033	108,117
Other expense (income), net	781	(328)
Loss before benefit for income taxes	(156,814)	(107,789)
Benefit for income taxes	(84)	(358)
Net loss	$(156,730)	$(107,431)
Net loss per common share — basic and diluted	$(1.43)	$(1.22)
Weighted average shares outstanding — basic and diluted	109,679,256	87,756,513
(1)Includes $312 and $340 of costs allocated from Roivant Sciences Ltd. for the years ended March 31, 2022 and 2021, respectively.
(2)Includes $1,299 and $1,180 of costs allocated from Roivant Sciences Ltd. for the years ended March 31, 2022 and 2021, respectively.

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended March 31,
	2022	2021
Net loss	$(156,730)	$(107,431)
Other comprehensive loss:
Foreign currency translation adjustments	702	(282)
Total other comprehensive income (loss)	702	(282)
Comprehensive loss	$(156,028)	$(107,713)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2020	10,000	$—	54,655,376	$5	$185,306	$(16)	$(91,226)	$94,069
Issuance of common stock upon underwritten public offerings	—	—	15,673,971	2	318,545	—	—	318,547
Issuance of common stock upon achievement of earnout shares milestone	—	—	20,000,000	2	(2)	—	—	—
Vesting of sponsor restricted shares	—	—	1,800,000	—	—	—	—	—
Issuance of common stock upon warrant redemption	—	—	5,719,145	1	65,751	—	—	65,752
Stock options exercised and vesting of restricted stock units	—	—	122,751	—	907	—	—	907
Capital contribution – stock-based compensation	—	—	—	—	184	—	—	184
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	1,096	—	—	1,096
Stock-based compensation	—	—	—	—	18,638	—	—	18,638
Foreign currency translation adjustments	—	—	—	—	—	(282)	—	(282)
Net loss	—	—	—	—	—	—	(107,431)	(107,431)
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Issuance of common stock upon investment by Roivant Sciences Ltd.	—	—	17,021,276	2	199,998	—	—	200,000
Restricted stock units vested and settled	—	—	1,490,380	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	1,101	—	—	1,101
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	129	—	—	129
Stock-based compensation	—	—	—	—	33,143	—	—	33,143
Foreign currency translation adjustments	—	—	—	—	—	702	—	702
Net loss	—	—	—	—	—	—	(156,730)	(156,730)
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2022	2021
Cash flows from operating activities
Net loss	$(156,730)	$(107,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	34,244	18,822
Depreciation on property and equipment	126	65
Non-cash lease expense	1,106	933
Other non-cash items	—	(282)
Changes in operating assets and liabilities:
Accounts receivable	(11,633)	(596)
Prepaid expenses and other current assets	2,137	753
Income tax receivable	(85)	(512)
Accounts payable	16,254	1,251
Accrued expenses	9,472	4,468
Operating lease liabilities	(1,179)	(798)
Due to Roivant Sciences Ltd.	176	—
Net cash used in operating activities	(106,112)	(83,327)
Cash flows from investing activities
Purchases of property and equipment	(254)	(210)
Net cash used in investing activities	(254)	(210)
Cash flows from financing activities
Capital contributions	129	1,096
Proceeds from investment by Roivant Sciences Ltd.	200,000	—
Proceeds from issuance of common stock upon underwritten public offering	—	319,783
Proceeds from issuance of common stock upon warrant redemption	—	65,752
Proceeds from stock options exercised	—	907
Payment of deferred offering costs	—	(1,236)
Repayment of note payable to Roivant Sciences Ltd.	—	(3,190)
Net cash provided by financing activities	200,129	383,112
Effect of exchange rate changes on cash	(92)	—
Net change in cash	93,671	299,575
Cash – beginning of period	400,146	100,571
Cash – end of period	$493,817	$400,146
Non-cash operating activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$127	$4,215
Supplemental disclosure of cash paid:
Income taxes	$—	$166

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Notes to Consolidated Financial Statements

Note 1 — Organization and Nature of Business

[A] Description of Business

Immunovant, Inc. together with its wholly owned subsidiaries (the “Company” or “Immunovant”) is a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative compound, batoclimab, formerly referred to as IMVT-1401, is a novel, fully human, monoclonal antibody targeting the neonatal fragment crystallizable receptor. Designed to be optimized as a simple, subcutaneous injection with dosing that the Company believes can be tailored based on disease severity and stage, batoclimab has been observed to reduce immunoglobulin G antibodies that cause inflammation and disease.

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2022, the Company’s cash totaled $493.8 million and its accumulated deficit was $355.4 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidate. The Company currently expects that its existing cash as of March 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these consolidated financial statements are issued.

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

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to current year presentation.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of March 31, 2022 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact the COVID-19 pandemic may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash. At March 31, 2022, the cash balance is kept in one banking institution that the Company believes is of high credit quality and is in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At March 31, 2022, cash consisted of cash held at a financial institution. There were no cash equivalents as of March 31, 2022 and 2021.

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

The Company participates in cost-sharing arrangements with a third party whereas the third party has agreed to share a portion of the costs incurred by the Company, primarily related to drug manufacturing. The Company records the third party’s share of the costs as a reduction of research and development expenses and an increase to accounts receivable in the accompanying consolidated financial statements based on actual amounts incurred by the Company and billable to the third party. These cost-sharing arrangements do not contemplate any future revenue-generating activity or global commercialization efforts of batoclimab benefiting either party.

[J] Leases

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

The Company accounts for lease and non-lease components as a single lease component for its leases.

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

The Company does not have undistributed earnings from foreign subsidiaries.

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

[L] Stock-based Compensation

Stock-based awards to employees and directors are valued at fair value on the date of the grant and that fair value is recognized as stock-based compensation expense over the requisite service period. The grant date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. The Company values its stock options that only have service vesting requirements using the Black-Scholes option pricing model. Stock-based compensation related to restricted stock awards is based on the fair value of the Company’s common stock on the grant date. When determining the grant-date fair value of stock-based awards, management further considers whether an adjustment is required to the observable market price or volatility of the Company’s common stock that is used in the valuation as a result of material non-public information, if that information is expected to result in a material increase in share price.

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

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses and amounts due to RSL. These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of March 31, 2022 or 2021.

[N] Foreign Currency

The Company has operations in the United States, the United Kingdom, Bermuda, and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the consolidated balance sheet date and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are recognized in accumulated other comprehensive income (loss). Foreign exchange transaction gains and losses are included in other expense (income), net in the consolidated statements of operations.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per common share due to their anti-dilutive effect:

	Years Ended March 31,
	2022	2021
Preferred stock as converted	10,000	10,000
Stock options	8,018,731	7,988,999
Restricted stock units	2,670,864	1,095,676
Total	10,699,595	9,094,675

[P] Recent Accounting Pronouncements

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
•Up to an aggregate of $442.5 million (after a $10.0 million milestone payment in August 2019) upon the achievement of certain development, regulatory and sales milestones; and
•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products subject to reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
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
As of March 31, 2022, $0.4 million was payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.
Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement, (“PSA”), with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply the Company with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The Company previously entered into a Master Services Agreement, (“MSA”), with Samsung, dated April 30, 2021, which governs certain terms of the Company’s relationship with Samsung. Upon execution of the PSA, the Company committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, the Company is obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

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

As of March 31, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.
Note 4 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,
	2022	2021
Research and development expenses	$18,196	$10,147
Legal and professional fees	679	1,196
Accrued bonuses	4,456	3,138
Other expenses	1,244	679
Total accrued expenses	$24,575	$15,160
Note 5 — Related Party Transactions

Roivant Sciences Inc. (“RSI”) and RSG Services Agreements

In August 2018, the Company entered into an amended and restated services agreements (the “Services Agreements”) with RSI and RSG, under which RSI and RSG agreed to provide services related to development, administrative and financial activities to the Company. Under each Services Agreement, the Company will pay or reimburse RSI or RSG, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI or RSG employees, RSI or RSG, as applicable, will charge back the employee compensation expense plus a pre-determined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs will be billed back at cost. The term of the Services Agreements will continue until terminated by the Company, RSI or RSG, as applicable, upon 90 days’ written notice. Together with stock-based compensation allocated to the Company excluded from the Services Agreements (see Note 8 - Stock-Based Compensation), for the year ended March 31, 2022, the Company was charged $1.6 million by RSI, RSG and RSL of which $1.2 million and $0.4 million were treated as capital contributions and amounts due to RSL, respectively, in the accompanying consolidated financial statements. For the year ended March 31, 2021, the Company was charged $1.3 million by RSI, RSG and RSL which were treated as capital contributions in the accompanying consolidated financial statements.

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

RSI Subleases

See Note 9 – Leases for a discussion of the subleases the Company has entered into with RSI.

RSL Share Purchase Agreement

See Note 7 – Stockholders’ Equity for a discussion of the RSL share purchase agreement.
Note 6 — Income Taxes
The loss before income taxes and the related tax (benefit) provision are as follows (in thousands):

	Years Ended March 31,
	2022	2021
(Loss) income before income taxes
United States	$(43,949)	$(24,589)
Switzerland	(112,692)	(82,739)
Bermuda	(77)	(98)
United Kingdom	(2)	1
Other	(94)	(364)
Total loss before income taxes	$(156,814)	$(107,789)
Current taxes
United States – Federal	$(85)	$(346)
United States – State	1	(12)
Total current tax (benefit) expense	(84)	(358)
Deferred tax expense	—	—
Total benefit for income taxes	$(84)	$(358)

A reconciliation of the benefit for income taxes computed at the U.S. statutory rate of 21% for the years ended March 31, 2022 and 2021 to the benefit for income taxes reflected in the consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2022	2021
Income tax benefit at statutory rate	$(32,931)	$(22,636)
Foreign rate differential	8,978	6,662
Net operating loss carryback	—	(363)
Research and development credits	(2,493)	(1,303)
Valuation allowance	23,283	15,427
Non-deductible expense	3,121	1,581
Tax deficiencies (excess tax benefits) from stock-based compensation	439	(439)
Other	(481)	713
Total benefit for income taxes	$(84)	$(358)
The Company’s effective tax rate was 0.05% and 0.33% for the years ended March 31, 2022 and March 31, 2021, respectively, primarily driven by the Company’s jurisdictional earnings by location, certain non-deductible expenditures, research and development credits, and a valuation allowance that eliminates the Company’s global net deferred tax assets. For the year ended March 31, 2021, the effective tax rate was also impacted by a tax benefit of approximately $0.4 million related to net operating loss carrybacks. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2022 and 2021 are as follows (in thousands):

	March 31,
	2022	2021
Deferred tax assets
Intangible assets	$6,726	$6,597
Net operating losses	40,297	21,865
Stock-based compensation	5,581	3,623
Research and development credits	6,010	2,790
Lease liability	501	698
Others	219	214
Total deferred tax assets	59,334	35,787
Valuation allowance	(58,704)	(34,953)
Deferred tax assets, net of valuation allowance	$630	$834
Deferred tax liabilities
Depreciation	$(69)	$(42)
Right-of-use assets	(489)	(691)
Others	(72)	(101)
Total deferred tax liabilities	(630)	(834)
Total net deferred taxes	$—	$—

As of March 31, 2022, the Company has net operating loss carryforwards in the following jurisdictions: Switzerland of approximately $265.4 million, which will begin to expire as of March 31, 2027, the United Kingdom of approximately $0.7 million, which can be carried forward indefinitely with an annual usage limitation, and the United States of approximately $26.1 million, which can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021. The Company has research and development credit carryforwards in the United States of approximately $6.0 million, which will begin to expire in the fiscal year ending March 31, 2039, and approximately $2.2 million is subject to an annual usage limitation.

The Company assesses the realizability of the net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $58.7 million and $35.0 million for the years ended March 31, 2022 and 2021, respectively, representing the portion of the net deferred tax assets that is not expected to be realized. The amount of the net deferred tax assets considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

As of March 31, 2022, the Company does not have undistributed earnings from foreign subsidiaries. The Company regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in a change to the Company’s position.

The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, and United States federal, state, and local jurisdictions. The Company’s March 31, 2022, 2021, 2020 and 2019 tax returns remain open for tax examinations in all applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. The Company had unrecognized tax benefit activity during the year ended March 31, 2022 and related liabilities were not material to the Company’s consolidated financial statements as of March 31, 2022. There were no unrecognized tax benefits recorded as of March 31, 2021.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of March 31, 2022, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of March 31, 2022, the Company has authorized 10,010,000 shares of preferred stock par value $0.0001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of March 31, 2022.

Common Stock

As of March 31, 2022, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share. Each share of common stock has the right to one vote. The holders of common stock are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the board of directors since the Company’s inception.

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

In connection with HSAC’s initial public offering in May 2019, HSAC issued 11,500,000 warrants for the purchase of one-half of one share of common stock (an aggregate of 5,750,000 shares) at a price of $11.50 per whole share, subject to adjustment, upon the consummation of a business combination by HSAC. The warrants were classified as equity. None of the terms of the warrants were modified as a result of the Business Combination. In May 2020, the Company redeemed 11,438,290 warrants by issuing 5,719,145 shares of the Company’s common stock at a price of $11.50 per share, for net proceeds of approximately $65.8 million. The remaining 61,710 warrants were cancelled and no warrants were outstanding as of March 31, 2022 and 2021.

On May 12 and September 17, 2020, the Company achieved the First Earnout Milestone and the Second Earnout Milestone, respectively, as defined below and pursuant to the Share Exchange Agreement (see Note 1). As a result, the Company issued all of the 20,000,000 shares of the Company’s common stock (the “Earnout Shares”), including 17,547,938 Earnout Shares issued to RSL, as the volume-weighted average price of the Company’s shares equaled or exceeded the following prices for any 20 trading days within any 30 trading-day period (the “Trading Period”) following December 18, 2019, the date of the closing of the Business Combination:

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
In accordance with a restricted stock agreement, dated September 29, 2019, by and between HSAC and Health Sciences Holdings, LLC (the “Sponsor”), the Sponsor subjected 1,800,000 shares of its common stock (“Sponsor Restricted Shares”) to potential forfeiture, with 900,000 shares to vest and be released from potential forfeiture upon achievement of each of the First Earnout Milestone and the Second Earnout Milestone (as defined above), respectively. As a result of the achievement of the First Earnout Milestone and the Second Earnout Milestone, all of the 1,800,000 Sponsor Restricted Shares vested and were no longer subject to forfeiture.

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

In January 2021, the Company filed a shelf registration statement on Form S-3 with the SEC which permits the offering, issuance and sale by the Company of up to a maximum aggregate offering price of $900.0 million of its common stock, of which $150.0 million may be issued and sold pursuant to an at-the-market (ATM) offering program for sales of the Company’s common stock under a sales agreement with SVB Leerink LLC, subject to certain conditions as specified in the sales agreement. The Company agreed to pay SVB Leerink up to 3% of the gross proceeds sold through the sale agreement. The Company’s common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The Company has not issued or sold any securities pursuant to the shelf registration statement or ATM offering program.

On August 2, 2021, the Company and RSL entered into a share purchase agreement pursuant to which the Company issued 17,021,276 shares of the Company’s common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 and received aggregate net proceeds of $200.0 million. Prior to the share issuance, the Company and RSL explored alternative potential transactions whereby the Company incurred additional costs, including $5.0 million in financial advisory fees, which are included in general and administrative expenses in the accompanying consolidated financial statements for the year ended March 31, 2022.

As of March 31, 2022, the Company had 116,482,899 shares of common stock outstanding, which include the above share issuances during the year and the issuance of shares of common stock from the exercise of stock options and vesting of restricted stock units. See Note 8 – Stock-Based Compensation for additional details about stock options and restricted stock units.

The Company has reserved the following shares of common stock for issuance:

	March 31,
	2022	2021
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	8,018,731	7,988,999
Restricted stock units outstanding	2,816,197	1,095,676
Equity awards available for future grants	2,188,860	1,781,043
Total	13,033,788	10,875,718

The reserved shares underlying restricted stock units above include 145,333 restricted stock units that vested but were not settled as of March 31, 2022.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, beginning on April 1, 2020 and continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The Company’s employees, directors and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards under the plan. Generally, each option will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a ten-year contractual term. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the fair market value of the Company’s common stock on the date of grant and the option will have a five-year contractual term. Options that are forfeited, cancelled or have expired are available for future grants. On April 1, 2021, the number of common shares reserved for issuance increased automatically by 4.0% (i.e., 3,918,849 shares of common stock) in accordance with the evergreen provision of the 2019 Plan. As of March 31, 2022, options to purchase 5,071,557 shares of common stock and 2,670,864 restricted stock units were outstanding under the 2019 Plan and 2,188,860 shares remained available for future grant under the 2019 Plan.

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

2018 Equity Incentive Plan

As of March 31, 2022, 2,947,174 stock options were outstanding under the Company’s 2018 Equity Incentive Plan (the “2018 Plan”). Since the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of options	Weighted- average exercise price	Weighted average remaining contractual term (years)	Aggregate intrinsic value (in thousands)
Balance – March 31, 2021	7,988,999	$16.97	9.04	$25,958
Granted	2,777,249	8.15
Forfeited	(2,591,110)	22.97
Expired	(156,407)	17.67
Balance – March 31, 2022	8,018,731	$8.48	8.52	$60
Exercisable – March 31, 2022	3,169,990	$9.06	7.70	$50
The weighted-average exercise price, remaining contractual term and aggregate intrinsic value as of March 31, 2022 reflect the impact of the stock option repricing discussed above. The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2022. There were no stock options exercised during the year ended March 31, 2022. The intrinsic value of stock options exercised for the year ended March 31, 2021 was $3.7 million. The stock options granted during the years ended March 31, 2022 and March 31, 2021 had a weighted-average fair value of $5.89 and $16.17 per share, respectively at the grant date. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

Years Ended March 31,
	2022	2021
Risk-free interest rate	0.80% – 2.35%	0.30% – 1.14%
Expected term, in years	5.56 – 6.11	5.50 – 6.11
Expected volatility	82.92% – 91.15%	78.16% – 84.12%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- average grant date fair value
Nonvested as of March 31, 2021	1,095,676	$20.43
Issued	3,782,180	7.42
Vested	(1,642,134)	9.94
Forfeited	(564,858)	17.28
Nonvested as of March 31, 2022	2,670,864	$9.12
Stock-based Compensation Expense
For the years ended March 31, 2022 and 2021, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Years Ended March 31,
	2022	2021
Research and development expenses	$14,194	$6,866
General and administrative expenses	18,949	11,772
Total stock-based compensation	$33,143	$18,638

As of March 31, 2022, total unrecognized compensation expense related to nonvested stock options and RSUs was $38.4 million and $20.0 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.6 years and 2.0 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, stock-based compensation expense of $0.4 million and $0.2 million was recorded for the years ended March 31, 2022 and 2021, respectively, in the accompanying consolidated statements of operations.

The RSL common share awards are valued at fair value on the date of grant and stock-based compensation expense is recognized and allocated to the Company over the required service period. The allocation of stock-based compensation for Roivant employees is based upon the relative percentage of time utilized by Roivant employees on Company matters.

RSL RSUs

The Company’s Chief Executive Officer was granted 25,000 RSUs (or 73,155 RSUs following the subdivision of stock as a result of the business combination described below) of RSL in January 2021, which are vesting over a period of four years. These RSUs expire eight years from the date of grant. These RSUs will vest upon the achievement of both a time-based service requirement and RSL liquidity event requirement on or before the grant expiration date.

In September 2021, as a result of the closing of RSL’s business combination with Montes Archimedes Acquisition Corp. and the subsequent public listing of RSL’s common shares, the liquidity event of these RSL RSUs was achieved. Accordingly, the Company commenced recognition of stock-based compensation expense for the RSL RSUs in September 2021. For the year ended March 31, 2022, the Company recorded $0.7 million of stock-based compensation expense related to these RSUs. As of March 31, 2022, there was $0.3 million of unrecognized compensation expense related to unvested RSL RSUs. The Company will recognize this stock-based compensation expense over the remaining requisite service period, using the accelerated attribution method.

Note 9 — Leases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. In March 2022, the Company entered into a lease agreement with an unrelated party for office space in a building in North Carolina, expiring on March 31, 2024 with scheduled rent increases each year. The lease agreement includes an option at the Company’s election to renew for an additional two years. The Company had a previous sublease in this building that expired on February 28, 2022.

These leases are classified as operating leases. The aggregate weighted-average remaining lease term was 2.0 years and 3.0 years as of March 31, 2022 and 2021, respectively. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates based on the information available at the time of execution of each lease agreement were used in determining the present value of lease payments. The weighted-average incremental borrowing rate for the Company’s operating leases was 3.9% for each of the years ended March 31, 2022 and 2021. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the years ended March 31, 2022 and 2021.

During the year ended March 31, 2022, the Company incurred $1.2 million in rent expense and paid $1.2 million in cash related to contractual rent obligations under the operating leases. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of March 31, 2022 (in thousands):

Years Ending March 31,	Operating Leases
2023	$1,216
2024	1,198
2025	47
Total undiscounted payments	2,461
Less: present value adjustment	(97)
Present value of future payments	2,364
Less: current portion of operating lease liabilities	(1,145)
Operating lease liabilities, net of current portion	$1,219
Note 10 — Commitments and Contingencies

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

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities between October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding RSL and the Company’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class consisting of those who purchased or otherwise acquired the Company’s securities pursuant and/or traceable to the Company’s follow-on public offering on or about September 2, 2020. On March 15, 2022, the lead plaintiff filed another amended complaint. The Company and other defendants served motions to dismiss the amended complaint on May 27, 2022. The Company intends to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Commitments

During the year ended March 31, 2022, ISG entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. In connection with this agreement, the Company has a minimum obligation to Samsung of approximately $36.0 million, of which is $17.7 million is expected to be paid during the fiscal year ending March 31, 2023 and $18.3 million is expected to be paid during the fiscal year ending March 31, 2026. See Note 3 – Material Agreements for additional details.

As of March 31, 2022, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2022, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2022 at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2022. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2022, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status as a smaller reporting company and a non-accelerated filer.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
We will file a definitive proxy statement for our 2022 Annual Meeting of Stockholders (“2022 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year, or March 31, 2022. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2022 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Meetings of the Board and its Committees” and “Executive Officers” and is incorporated herein by reference.
Item 11. Executive Compensation
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at March 31, 2022” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2022 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in our 2022 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

PART IV
Item 15. Exhibit and Financial Statement Schedules
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
(3) Exhibits

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
4.1	Specimen Warrant Certificate.	S-1/A	333-230893	4.3	April 29, 2019
4.2	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and Health Sciences Acquisitions Corporation.	S-1/A	333-230893	4.4	April 29, 2019
4.3	Description of Securities.	10-K	001-38906	4.3	June 29, 2020
10.1	Amended and Restated Registration Rights Agreement, dated September 29, 2019, by and among Health Sciences Acquisitions Corporation and the Investors party thereto.	8-K	001-38906	10.1	December 20, 2019
10.2	Restricted Stock Agreement, dated September 29, 2019, by and between Health Sciences Acquisitions Corporation and Health Sciences Holdings, LLC.	8-K	001-38906	10.2	December 20, 2019
10.3†	2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3	June 29, 2020
10.3.1†	Forms of Option Grant Notices and Option Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.1	June 29, 2020
10.3.2†	Forms of Restricted Stock Unit Grant Notices and Award Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.2	June 29, 2020
10.4†	2018 Equity Incentive Plan of Immunovant Sciences Ltd., and forms of award agreements thereunder.	8-K	001-38906	10.4	December 20, 2019
10.5†	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan.	S-4	333-256165	10.25	May 14, 2021
10.6†	Form of Indemnification Agreement.	8-K	001-38906	10.5	December 20, 2019
10.7††	License Agreement, dated December 19, 2017, by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.6	December 20, 2019

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
10.8	Assignment and Assumption Agreement, dated as of December 7, 2018, by and between Immunovant Sciences GmbH and Roivant Sciences GmbH, relating to the License Agreement by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.7	December 20, 2019
10.9	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences, Inc., Immunovant Sciences GmbH, IMVT Corporation (formerly Immunovant, Inc.) and Immunovant Sciences Ltd.	8-K	001-38906	10.8	December 20, 2019
10.10	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences GmbH and Immunovant Sciences GmbH.	8-K	001-38906	10.9	December 20, 2019
10.11	Amended and Restated Information Sharing and Cooperation Agreement, effective as of December 28, 2018, by and between Immunovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-38906	10.10	December 20, 2019
10.12†	Employment Agreement with Peter Salzmann, dated as of May 30, 2019.	8-K	001-38906	10.11	December 20, 2019
10.13†	Employment Agreement with Julia G. Butchko, dated as of October 9, 2019.	8-K	001-38906	10.13	December 20, 2019
10.14†	Employment Agreement with William Macias, dated as of October 25, 2021, as amended.	10-Q	001-38906	10.1	February 4, 2022
10.15†	Employment Agreement with Renee Barnett, dated as of September 14, 2021.	8-K	001-38906	10.1	September 15, 2021
10.16†	Employment Agreement with Mark Levine, dated as of January 19, 2022.
10.17††	Master Services Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated April 30, 2021.	10-Q	001-38906	10.2	February 4, 2022
10.18††	Product Service Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated November 17, 2021.	10-Q	001-38906	10.3	February 4, 2022
10.19	Share Purchase Agreement, dated as of August 2, 2021, by and between Immunovant, Inc. and Roivant Sciences Ltd.	8-K	001-38906	10.1	August 2, 2021
21.1	List of Subsidiaries.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Notice of Redemption of Warrants	8-K	001-38906	99.2	May 14, 2020
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
___________

+	The annexes, schedules, and certain exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601 of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement.
††	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that Immunovant, Inc. treats as private or confidential.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: June 8, 2022

IMMUNOVANT, INC.

By:	/s/ Peter Salzmann
Peter Salzmann, M.D. Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Peter Salzmann, M.D. and Eva Renee Barnett, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Peter Salzmann	Chief Executive Officer and Director	June 8, 2022
Peter Salzmann, M.D.	(Principal Executive Officer)

/s/ Eva Renee Barnett	Chief Financial Officer	June 8, 2022
Eva Renee Barnett	(Principal Financial and Accounting Officer)
/s/ Frank M. Torti	Executive Chairperson of the Board of Directors	June 8, 2022
Frank M. Torti, M.D.

/s/ Andrew Fromkin	Director	June 8, 2022
Andrew Fromkin

/s/ Douglas Hughes	Director	June 8, 2022
Douglas Hughes

/s/ George Migausky	Director	June 8, 2022
George Migausky

/s/ Atul Pande	Director	June 8, 2022
Atul Pande, M.D.

/s/ Eric Venker	Director	June 8, 2022
Eric Venker, M.D., Pharm.D.