Form 10-Q
period 2022-06-30
Immunovant, Inc.
filed 2022-08-05
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 29, 2022, there were 116,577,176 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2022

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

All trademarks, trade names, service marks, and copyrights appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

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

•Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash	$427,205	$493,817
Accounts receivable	13,177	12,229
Prepaid expenses and other current assets	15,922	6,885
Total current assets	456,304	512,931
Operating lease right-of-use assets	2,024	2,303
Property and equipment, net	328	330
Total assets	$458,656	$515,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,066	$18,629
Accrued expenses	19,013	24,746
Current portion of operating lease liabilities	1,165	1,145
Total current liabilities	21,244	44,520
Operating lease liabilities, net of current portion	919	1,219
Total liabilities	22,163	45,739
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at June 30, 2022 and March 31, 2022	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2022 and March 31, 2022	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 116,524,158 shares issued and outstanding at June 30, 2022 and 500,000,000 shares authorized, 116,482,899 shares issued and outstanding at March 31, 2022	12	12
Additional paid-in capital	832,504	824,796
Accumulated other comprehensive (loss) income	(263)	404
Accumulated deficit	(395,760)	(355,387)
Total stockholders’ equity	436,493	469,825
Total liabilities and stockholders’ equity	$458,656	$515,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2022	2021
Operating expenses:
Research and development	$28,429	$18,705
General and administrative	11,946	11,181
Total operating expenses	40,375	29,886
Other (income) expense	(354)	626
Loss before provision (benefit) for income taxes	(40,021)	(30,512)
Provision (benefit) for income taxes	352	(41)
Net loss	$(40,373)	$(30,471)
Net loss per common share – basic and diluted	$(0.35)	$(0.31)
Weighted-average common shares outstanding – basic and diluted	116,557,508	97,976,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021
Net loss	$(40,373)	$(30,471)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(667)	571
Total other comprehensive (loss) income	(667)	571
Comprehensive loss	$(41,040)	$(29,900)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Stock options exercised and restricted stock units vested and settled	—	—	41,259	—	21	—	—	21
Capital contribution – stock-based compensation	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	7,555	—	—	7,555
Foreign currency translation adjustments	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	—	(40,373)	(40,373)
Balance at June 30, 2022	10,000	$—	116,524,158	$12	$832,504	$(263)	$(395,760)	$436,493

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Restricted stock units vested and settled	—	—	6,352	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	41	—	—	41
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	3,820	—	—	3,820
Foreign currency translation adjustments	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	(30,471)	(30,471)
Balance at June 30, 2021	10,000	$—	97,977,595	$10	$594,377	$273	$(229,128)	$365,532

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net loss	$(40,373)	$(30,471)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	7,687	3,861
Depreciation on property and equipment	44	26
Non-cash lease expense	279	274
Other non-cash items	—	571
Changes in operating assets and liabilities:
Accounts receivable	(947)	(210)
Prepaid expenses and other current assets	(9,201)	3,249
Accounts payable	(17,485)	675
Accrued expenses	(5,542)	1,171
Operating lease liabilities	(281)	(360)
Net cash used in operating activities	(65,819)	(21,214)
Cash flows from investing activities
Purchase of property and equipment	(42)	(18)
Net cash used in investing activities	(42)	(18)
Cash flows from financing activities
Capital contributions	—	91
Proceeds from stock options exercised	21	—
Net cash provided by financing activities	21	91
Effect of exchange rate changes on cash	(772)	—
Net change in cash	(66,612)	(21,141)
Cash – beginning of period	493,817	400,146
Cash – end of period	$427,205	$379,005

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company’s cash totaled $427.2 million and its accumulated deficit was $395.8 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidate. The Company currently expects that its existing cash as of June 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended June 30, 2022 are not necessarily indicative of those expected for the year ending March 31, 2023 or for any future period. The condensed consolidated balance sheet as of March 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 8, 2022.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession in the U.S. has had on its operations and financial results as of June 30, 2022 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash. As of June 30, 2022, the cash balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

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

The Company participates in cost-sharing arrangements with third parties whereas the third parties have agreed to share a portion of the costs incurred by the Company, primarily related to drug manufacturing. The Company records the third parties’ share of the costs as a reduction of research and development expenses and an increase to accounts receivable in the accompanying unaudited condensed consolidated financial statements based on actual amounts incurred by the Company and billable to the third parties. These cost-sharing arrangements do not contemplate any future revenue-generating activity or global commercialization efforts of batoclimab benefiting either party.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2022	2021
Preferred stock as converted	10,000	10,000
Options	8,214,245	6,712,189
Restricted stock units	2,731,530	931,923
Total	10,955,775	7,654,112

[H] Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Note 3 — Material Agreements

License Agreement

On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”), entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as batoclimab and certain back-up and next-generation antibodies, and products containing such antibodies, in the United States of America (the “U.S.”), Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).

In exchange for this license, RSG provided or agreed to provide the following consideration:

•Upfront, non-refundable payment of $30.0 million;

•Up to $20.0 million in shared (50%) research, development, and out-of-pocket costs incurred by HanAll;

•Up to an aggregate of $442.5 million (after a $10.0 million milestone payment in August 2019) upon the achievement of certain development, regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

As of June 30, 2022, the Company did not have any amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

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

As of June 30, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2022	March 31, 2022
Research and development expenses	$14,318	$18,196
Accrued bonuses	2,044	4,456
Legal and other professional fees	1,232	679
Other expenses	1,419	1,415
Total accrued expenses	$19,013	$24,746
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

For the three months ended June 30, 2022, the Company was not charged any amounts under the Services Agreements. For the three months ended June 30, 2021, the Company was charged $0.1 million by RSI, RSG and RSL, which were treated as capital contributions in the accompanying unaudited condensed consolidated financial statements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended June 30, 2022 and 2021, the Company incurred $0.3 million in each period in rent expense under these operating leases.

Note 6 — Income Taxes

The Company’s effective tax rates were (0.88)% and 0.13% for the three months ended June 30, 2022 and 2021, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of June 30, 2022, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of June 30, 2022, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of June 30, 2022.

Common Stock

As of June 30, 2022, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 116,524,158 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	June 30, 2022	March 31, 2022
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	8,214,245	8,018,731
Restricted stock units outstanding	3,008,048	2,816,197
Equity awards available for future grants	6,414,692	2,188,860
Total	17,646,985	13,033,788

The reserved shares underlying restricted stock units above include 276,518 restricted stock units that vested but were not settled as of June 30, 2022.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2022, 4,659,315 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of June 30, 2022, options to purchase 5,282,630 shares of common stock and 2,731,530 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 6,414,692 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Equity Incentive Plan (the “2018 Plan”). As of June 30, 2022, 2,931,615 stock options were outstanding under the 2018 Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2022	8,018,731	$8.48	8.52	$60
Granted	311,067	4.55
Exercised	(11,004)	1.91
Forfeited	(94,971)	6.80
Expired	(9,578)	8.62
Balance - June 30, 2022	8,214,245	$8.36	8.31	$13
Exercisable - June 30, 2022	3,615,161	$9.05	7.55	$8

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of June 30, 2022. The intrinsic value of stock options exercised for the three months ended June 30, 2022 was de minimis. There were no stock options exercised during the three months ended June 30, 2021. The stock options granted during the three months ended June 30, 2022 had a weighted-average grant date fair value per share of $3.38.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended June 30,
	2022	2021
Risk-free interest rate	2.74% - 3.19%	0.94% - 1.07%
Expected term, in years	6.11	6.03 - 6.11
Expected volatility	87.12% - 88.06%	82.92% - 84.33%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2022	2,670,864	$9.12
Issued	322,142	4.43
Vested	(161,744)	13.49
Forfeited	(99,732)	8.62
Nonvested as of June 30, 2022	2,731,530	$8.32

Stock-based Compensation Expense

For the three months ended June 30, 2022 and 2021, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021
Research and development expenses	$3,606	$37
General and administrative expenses	3,949	3,783
Total stock-based compensation	$7,555	$3,820

As of June 30, 2022, total unrecognized compensation expense related to non-vested stock options and RSUs was $34.2 million and $17.2 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.52 years and 1.93 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, stock-based compensation expense of $0.1 million was recorded in each of the three months ended June 30, 2022 and 2021 in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three months ended June 30, 2022, the Company recorded $0.1 million of stock-based compensation expense related to these RSUs. As of June 30, 2022, there was $0.3 million of unrecognized compensation expense related to unvested RSL RSUs.

Note 9 — Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities between October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding RSL and the Company’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class consisting of those who purchased or otherwise acquired the Company’s securities pursuant and/or traceable to the Company’s follow-on public offering on or about September 2, 2020. On March 15, 2022, the lead plaintiff filed a further amended complaint. The Company and other defendants served motions to dismiss the amended complaint on May 27, 2022. The fully briefed motion to dismiss, including defendants’ opening briefs, lead plaintiff’s opposition, and defendants’ replies must be filed with the court or before September 9, 2022. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

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

As of June 30, 2022, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of COVID-19, geopolitical tensions and resulting global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession in the U.S. on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, including its variants, impact on employees and vendors, and impact on clinical trial sites and patients, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and (2) audited consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2022, included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on June 8, 2022. Unless the context requires otherwise, references in this Quarterly Report to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly owned subsidiaries.

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

To the extent we choose to develop batoclimab as a potential treatment for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we were granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for batoclimab for the potential treatment of MG and, in July 2022, we received a positive opinion from the Committee for Orphan Medicinal Products (“COMP”) on our application for orphan drug designation by the European Medicines Agency (“EMA”) for batoclimab for the potential treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab for the treatment of TED and WAIHA, and potentially other orphan indications in which there is a medically plausible basis for batoclimab’s use. We may seek orphan drug designation for batoclimab in other indications in Europe.

We intend to continue the development of batoclimab for the treatment of MG, TED and WAIHA, as well as two new indications to be announced in early September 2022. MG is an autoimmune disease associated with muscle weakness. TED is an autoimmune inflammatory disorder that affects the muscles and other tissues around the eyes, and in severe cases can be sight-threatening. WAIHA is a rare hematologic disease in which autoantibodies mediate hemolysis, or the destruction of red blood cells.

Recent Developments in Our Clinical Programs

As previously disclosed, in December 2021, we achieved alignment with the FDA Division of Neurology 1 to move forward with our pivotal trial of batoclimab as a treatment for MG and we initiated our Phase 3 trial in June 2022. We expect top-line data from this Phase 3 trial to be available in the second half of calendar year 2024.

We recently achieved alignment with the FDA Division of Ophthalmology to move forward in TED. We plan to initiate two Phase 3 clinical trials to evaluate batoclimab for the treatment of TED in the second half of calendar year 2022. We expect top-line results from both Phase 3 trials to be available in the first half of calendar year 2025.

Contingent on discussions with the hematology division of the FDA expected in the second half of calendar year 2022, we intend to initiate a randomized, placebo-controlled study of batoclimab as a treatment for WAIHA.

We continue to evaluate potential new indications for batoclimab. We plan to announce two new indications in early September 2022. We expect one of our three indications beyond MG and TED to be initiated as a pivotal study in calendar year 2022.

COVID-19 Business Update

The COVID-19 pandemic continues to disrupt supply chains and affect production and sales across a range of industries. Currently, we have not suffered significant adverse consequences as a result of the COVID-19 pandemic. The extent of the impact of COVID-19, including the resulting adverse macroeconomic conditions, on our future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, including its variants, impact on employees and vendors, and impact on clinical trial sites and patients, all of which are uncertain and cannot be predicted. At this point, the extent to which COVID-19 and macroeconomic conditions may impact our future financial condition or results of operations is uncertain.

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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of June 30, 2022, no amounts were payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

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

The minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million as of June 30, 2022.

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

Research and Development Expenses

We have been primarily engaged in preparing for and conducting clinical trials. Research and development expenses include program-specific costs, as well as unallocated costs, and are net of costs reimbursable to the Company pursuant to cost-sharing arrangements with third parties.

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

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly in the short term as we initiated a Phase 3 trial of batoclimab as a treatment for MG in June 2022 and plan to initiate two Phase 3 clinical trials to evaluate batoclimab for the treatment of TED in the second half of calendar year 2022. In addition, we expect one of our three indications beyond MG and TED to be initiated as a pivotal study in calendar year 2022. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab, increase manufacturing of batoclimab substance and prepare to seek regulatory approval for batoclimab. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related benefits, stock-based compensation for general and administrative personnel, legal and accounting fees, consulting services, costs allocated under the Services Agreements and other operating costs relating to corporate matters and daily operations.

We anticipate that our general and administrative expenses will continue to increase in the future to support our continued research and development activities. These increases will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of our product candidate, increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. In addition, whenever batoclimab obtains regulatory approval, we expect that we would incur significant additional expenses associated with further building medical affairs and commercial teams.

Results of Operations for the Three Months Ended June 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Operating expenses:
Research and development	$28,429	$18,705	$9,724
General and administrative	11,946	11,181	765
Total operating expenses	40,375	29,886	10,489
Other (income) expense	(354)	626	(980)
Loss before provision (benefit) for income taxes	(40,021)	(30,512)	(9,509)
Provision (benefit) for income taxes	352	(41)	393
Net loss	$(40,373)	$(30,471)	$(9,902)
Research and Development Expenses for the Three Months Ended June 30, 2022 and 2021

The following table summarizes the period-over-period changes in research and development expenses for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Change
	2022	2021*	$
Program-specific costs:
Neurology diseases	$8,416	$762	$7,654
Endocrine diseases	1,776	7,620	(5,844)
Hematology diseases	(77)	2,147	(2,224)
Unallocated costs:
Personnel-related expenses including stock-based compensation	10,944	4,796	6,148
Other	7,370	3,380	3,990
Total research and development expenses	$28,429	$18,705	$9,724
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $9.7 million, from $18.7 million for the three months ended June 30, 2021 to $28.4 million for the three months ended June 30, 2022.

Program-specific research and development costs decreased by $0.4 million, from $10.5 million for the three months ended June 30, 2021 to $10.1 million for the three months ended June 30, 2022. This decrease reflected lower contract manufacturing costs and clinical activities of $8.1 million in TED and WAIHA reflecting higher costs in the prior-year period from analyzing data and the program-wide data review following the voluntary pause in our clinical trials in February 2021. Primarily offsetting this decrease was $7.7 million of higher contract manufacturing costs for process development and drug substance manufacturing in MG, as well as upfront costs related to our Phase 3 trial for batoclimab in MG.

Unallocated research and development costs increased by $10.1 million, from $8.2 million for the three months ended June 30, 2021 to $18.3 million for the three months ended June 30, 2022. This increase reflected higher personnel-related expenses of $6.1 million, primarily reflecting the enhancement of our capabilities to support our strategic objectives as we resumed our clinical activities and evaluated potential new indications. Also contributing to the increase were higher costs related to cross-indication clinical studies and clinical research costs of $4.0 million, primarily reflecting activities to advance the clinical development of batoclimab in current and potentially new indications.

General and Administrative Expenses for the Three Months Ended June 30, 2022 and 2021

General and administrative expenses increased by $0.7 million, from $11.2 million for the three months ended June 30, 2021 to $11.9 million for the three months ended June 30, 2022. Higher stock-based compensation and information technology costs were partially offset by lower legal and other professional fees.

Liquidity and Capital Resources

Sources of Liquidity

We had cash of $427.2 million and $493.8 million as of June 30, 2022 and March 31, 2022, respectively. For the three months ended June 30, 2022 and 2021, we had net losses of $40.4 million and $30.5 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab or any future product candidate.

To date, we have financed our operations primarily from equity offerings and the sale of convertible promissory notes. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine, the COVID-19 pandemic, decades-high inflation and rising interest rates.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,
	2022	2021
Net cash used in operating activities	$(65,819)	$(21,214)
Net cash used in investing activities	(42)	(18)
Net cash provided by financing activities	21	91

Operating Activities

For the three months ended June 30, 2022, $65.8 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $40.4 million and a net change in operating assets and liabilities of $33.5 million, partially offset by non-cash charges of $8.0 million. The non-cash charges consisted mainly of stock-based compensation of $7.7 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in our operating assets and liabilities was primarily due to a decrease of $23.0 million in accounts payable and accrued expenses, driven by the timing and level of payments related to contract manufacturing and upfront research and development costs related to our clinical trials. The change in operating assets and liabilities also reflected $9.2 million of higher prepaid expenses and other current assets, driven primarily by payments related to clinical research activities in advance of ongoing and planned Phase 3 trials, and an increase in accounts receivable of $0.9 million reflecting amounts owed to us under research and development cost-sharing arrangements with third parties.

For the three months ended June 30, 2021, $21.2 million of cash was used in operating activities. This was primarily attributable to a net loss from operations for the year of $30.5 million, partially offset by non-cash charges of $4.7 million and a net change in operating assets and liabilities of $4.6 million. The non-cash charges consisted mainly of stock-based compensation of $3.9 million, reflecting the higher headcount as compared with the prior period. The change in our operating assets and liabilities was primarily due to $3.2 million of lower prepaid expenses and other current assets, driven by the timing of payments related to clinical research and contract manufacturing activities, and an increase of $1.8 million in accounts payable and accrued expenses.

Investing Activities

For the three months ended June 30, 2022 and 2021, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2022, cash provided by financing activities consisted of proceeds from the exercise of stock options. For the three months ended June 30, 2021, cash provided by financing activities consisted of expenses allocated under the Services Agreements with RSI and RSG and were reflected as capital contributions.

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, for advancing our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our net losses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of batoclimab manufacturing, HanAll milestone payments and our expenditures on other research and development activities. During the three months ended June 30, 2022, we made cash payments higher than in recent quarters primarily due to costs for contract manufacturing of drug substance and upfront payments for our Phase 3 clinical trials. Collectively, these payments totaled approximately $31 million.

Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our short-term and long-term material cash requirements as of June 30, 2022 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

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

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of June 30, 2022, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to batoclimab, up to an aggregate of $20.0 million.

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

Our future minimum lease payments as of June 30, 2022 totaled $1.2 million related to short-term lease liabilities, and $0.9 million related to long-term lease liabilities.

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

Outlook

Based on our existing cash balance as of June 30, 2022 of $427.2 million, our research and development plans and our timing expectations related to our development programs for batoclimab, we expect to be able to fund our operating expenses and capital expenditure requirements into calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2022, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2022 included in our Annual Report.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidate may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. These results may make it more difficult to recruit and retain patients for clinical trials in the future, including our ongoing and planned Phase 3 trials in MG and TED. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

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

In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the potential treatment of MG and, in July 2022, we received a positive opinion from the COMP on our application for orphan drug designation by the EMA for batoclimab for the potential treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab for the treatment of TED and WAIHA and potentially in other orphan indications in which there is a medically plausible basis for its use. We may also seek orphan drug designation for batoclimab for the treatment of other indications in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the E.U., the EMA’s COMP assesses orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. or a serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product and where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support efforts, charitable organizations and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we obtain marketing approval. Such laws include, among others:

•the federal Anti-Kickback Statute, which broadly prohibits the exchange of any “remuneration” related to items or services for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. Violations of the federal Anti-Kickback Statute also may constitute a false or fraudulent claim for purposes of the False Claims Act (“FCA”);
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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the former Trump administration used several means to propose or implement drug pricing reform, including through federal budget proposals, executive orders and policy initiatives. For example, on July 24, 2020 and September 13, 2020, President Trump announced several executive orders related to prescription drug pricing that attempted to implement several of the former Trump administration proposals. As a result, the FDA concurrently released a final rule and guidance in September 2020, implementing a portion of the importation executive order providing pathways for states to build and submit importation plans for drugs from Canada. Further, on November 20, 2020, the Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. The implementation of this rule has been delayed until January 1, 2027. In addition, on November 20, 2020, CMS issued an interim final rule implementing President Trump’s Most Favored Nation executive order, which would tie Medicare Part B payments for certain physician-administered drugs to the lowest price paid in other economically advanced countries. As a result of litigation challenging the Most Favored Nation model, on December 27, 2021, CMS published a final rule that rescinded the Most Favored Nation Model interim final rule. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, Congress is considering drug pricing as part of other reform measures. It is unclear whether these or similar policy initiatives will be implemented in the future.

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

As previously disclosed, in February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. Prior to this voluntary pause of our clinical trials, the COVID-19 pandemic impacted clinical site enrollment and some participants’ ability to follow office visit schedules and protocols. Given the uncertain course of the COVID-19 pandemic, it is impossible to predict with certainty any future impact it may have on our operations. For example, patient enrollment, including in our ongoing and planned Phase 3 trials in MG and TED, could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if travel policies or quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $40.4 million and $30.5 million for the three months ended June 30, 2022 and 2021, respectively. As of June 30, 2022, we had an accumulated deficit of $395.8 million.

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

We will require additional capital to complete the development and potential commercialization of batoclimab. Because the length of time and activities associated with successful development of our product candidate are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, decades-high inflation and rising interest rates and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We may in the future receive inquiries or be subject to investigations, proceedings or actions by various government entities regarding our privacy and information security practices and Processing (“Regulatory Proceedings”). These Regulatory Proceedings could result in a material adverse effect on our business, including without limitation, interruptions of or require changes to our business practices, the diversion of resources and the attention of management from our business, regulatory oversights and audits, discontinuance of necessary Processing, or other remedies that adversely affect our business. See Part II, Item 1, Legal Proceedings for additional information. We may in the future face litigation regarding our privacy and information security practices and Processing, including without limitation, class action litigation, which could result in a material adverse effect on our business.

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

Our business could be adversely affected by economic downturns, inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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
In August 2021, we entered into a share purchase agreement with RSL pursuant to which we issued and sold 17,021,276 shares of our common stock to RSL at a per share price of $11.75. As of July 29, 2022, RSL beneficially owned approximately 63.0% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In September 2021, RSL completed its business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, and became a publicly-traded corporation. There has been and may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.
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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, we currently have one such putative class-action complaint brought against us. We could incur substantial costs defending this or similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business. Furthermore, the stock markets have experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, including in connection with the COVID-19 pandemic or the ongoing military conflict between Russia and Ukraine, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions, increased inflation and other adverse effects or developments, including political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.
We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.
The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, in February 2021, a securities class action complaint was filed against us, certain of our officers and a board member of HSAC. The case is still pending. This or any future securities litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities. See Part II, Item 1. Legal Proceedings for more information.
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

Immunovant, Inc.

Date: August 5, 2022	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer