Form 10-Q
period 2022-09-30
Immunovant, Inc.
filed 2022-11-04
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of October 28, 2022, there were 129,182,451 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2022

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part II, Item 1A of this Quarterly Report on Form 10-Q. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our business is currently dependent on the successful development, regulatory approval and commercialization of our product candidates, batoclimab and IMVT-1402.

•Our product candidates may cause adverse events or undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

•Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

•The results of our nonclinical and clinical trials may not support our proposed claims for our product candidates, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

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

•Our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers which may delay or prevent our ability to obtain marketing approval or commercialize batoclimab or IMVT-1402 if approved.

•We have a limited operating history and have never generated any product revenue.

•We will require additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development and commercialization of batoclimab or IMVT-1402.

•Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

•We rely on the license agreement with HanAll Biopharma Co., Ltd., or the HanAll Agreement, to provide us rights to the core intellectual property relating to batoclimab and IMVT-1402. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development or commercialization of batoclimab and IMVT-1402.

•The HanAll Agreement obligates us to make milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab or IMV-1402.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$405,773	$493,817
Accounts receivable	3,782	12,229
Prepaid expenses and other current assets	16,536	6,885
Total current assets	426,091	512,931
Operating lease right-of-use assets	1,743	2,303
Property and equipment, net	312	330
Total assets	$428,146	$515,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,461	$18,629
Accrued expenses	23,138	24,746
Current portion of operating lease liabilities	1,185	1,145
Total current liabilities	31,784	44,520
Operating lease liabilities, net of current portion	614	1,219
Total liabilities	32,398	45,739
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at September 30, 2022 and March 31, 2022	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2022 and March 31, 2022	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 116,614,088 shares issued and outstanding at September 30, 2022 and 500,000,000 shares authorized, 116,482,899 shares issued and outstanding at March 31, 2022	12	12
Additional paid-in capital	840,661	824,796
Accumulated other comprehensive (loss) income	(1,237)	404
Accumulated deficit	(443,688)	(355,387)
Total stockholders’ equity	395,748	469,825
Total liabilities and stockholders’ equity	$428,146	$515,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Operating expenses:
Research and development	$37,739	$21,361	$66,168	$40,066
General and administrative	11,875	16,289	23,821	27,469
Total operating expenses	49,614	37,650	89,989	67,535
Interest income, net	(1,154)	—	(1,154)	—
Other (income) expense	(793)	84	(1,147)	711
Loss before provision (benefit) for income taxes	(47,667)	(37,734)	(87,688)	(68,246)
Provision (benefit) for income taxes	261	(31)	613	(72)
Net loss	$(47,928)	$(37,703)	$(88,301)	$(68,174)
Net loss per common share – basic and diluted	$(0.41)	$(0.35)	$(0.76)	$(0.66)
Weighted-average common shares outstanding – basic and diluted	116,572,820	109,078,427	116,630,076	103,558,036

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(47,928)	$(37,703)	$(88,301)	$(68,174)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(974)	169	(1,641)	740
Total other comprehensive (loss) income	(974)	169	(1,641)	740
Comprehensive loss	$(48,902)	$(37,534)	$(89,942)	$(67,434)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Stock options exercised and restricted stock units vested and settled	—	—	41,259	—	21	—	—	21
Capital contribution – stock-based compensation	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	7,555	—	—	7,555
Foreign currency translation adjustments	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	—	(40,373)	(40,373)
Balance at June 30, 2022	10,000	$—	116,524,158	$12	$832,504	$(263)	$(395,760)	$436,493
Restricted stock units vested and settled	—	—	89,930	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	106	—	—	106
Stock-based compensation	—	—	—	—	8,051	—	—	8,051
Foreign currency translation adjustments	—	—	—	—	—	(974)	—	(974)
Net loss	—	—	—	—	—	—	(47,928)	(47,928)
Balance at September 30, 2022	10,000	$—	116,614,088	$12	$840,661	$(1,237)	$(443,688)	$395,748

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Restricted stock units vested and settled	—	—	6,352	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	41	—	—	41
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	3,820	—	—	3,820
Foreign currency translation adjustments	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	(30,471)	(30,471)
Balance at June 30, 2021	10,000	$—	97,977,595	$10	$594,377	$273	$(229,128)	$365,532
Issuance of common stock upon investment by Roivant Sciences Ltd.	—	—	17,021,276	2	199,998	—	—	200,000
Capital contribution – stock-based compensation	—	—	—	—	692	—	—	692
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	7,669	—	—	7,669
Foreign currency translation adjustments	—	—	—	—	—	169	—	169
Net loss	—	—	—	—	—	—	(37,703)	(37,703)
Balance at September 30, 2021	10,000	$—	114,998,871	$12	$802,774	$442	$(266,831)	$536,397

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net loss	$(88,301)	$(68,174)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	15,844	12,222
Depreciation on property and equipment	90	54
Non-cash lease expense	560	551
Other non-cash items	—	740
Changes in operating assets and liabilities:
Accounts receivable	8,817	(387)
Prepaid expenses and other current assets	(10,126)	4,408
Accounts payable	(10,967)	1,810
Accrued expenses	(1,357)	7,898
Operating lease liabilities	(565)	(383)
Net cash used in operating activities	(86,005)	(41,261)
Cash flows from investing activities
Purchase of property and equipment	(73)	(62)
Net cash used in investing activities	(73)	(62)
Cash flows from financing activities
Capital contributions	—	129
Proceeds from stock options exercised	21	—
Proceeds from investment by Roivant Sciences Ltd.	—	200,000
Net cash provided by financing activities	21	200,129
Effect of exchange rate changes on cash and cash equivalents	(1,987)	—
Net change in cash and cash equivalents	(88,044)	158,806
Cash and cash equivalents – beginning of period	493,817	400,146
Cash and cash equivalents – end of period	$405,773	$558,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. together with its wholly owned subsidiaries (the “Company” or “Immunovant”) is a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative product pipeline includes two compounds that target the neonatal fragment crystallizable receptor (“FcRn”). The Company’s first compound, batoclimab, formerly referred to as IMVT-1401, and its second compound, IMVT-1402, are both novel, fully human, monoclonal antibodies. Designed to be optimized as a simple, subcutaneous injection with dosing that the Company believes can be tailored based on disease severity and stage, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibodies that cause inflammation and disease. IMVT-1402 has also demonstrated deep IgG antibody reduction in animal studies.

The Company has determined that it has one operating and reporting segment.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2022, the Company’s cash and cash equivalents totaled $405.8 million and its accumulated deficit was $443.7 million.

The Company has not generated any revenues to date and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for batoclimab, IMVT-1402 or any future product candidate. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of September 30, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended September 30, 2022 are not necessarily indicative of those expected for the year ending March 31, 2023 or for any future period. The condensed consolidated balance sheet as of March 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 8, 2022.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession in the U.S. has had on its operations and financial results as of September 30, 2022 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of September 30, 2022, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with an accredited financial institution and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At September 30, 2022, cash and cash equivalents included $316.1 million of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. There were no cash equivalents as of March 31, 2022.

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

The Company participates in cost-sharing arrangements with third parties whereas the third parties have agreed to share a portion of the costs incurred by the Company, related to batoclimab drug manufacturing and clinical trials. The Company records the third parties’ share of the costs as a reduction of research and development expenses and an increase to accounts receivable in the accompanying unaudited condensed consolidated financial statements based on actual amounts incurred by the Company and billable to the third parties. These cost-sharing arrangements do not contemplate any future revenue-generating activity or global commercialization efforts of batoclimab benefiting any of the parties.

[G] Stock-based Compensation

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended September 30,
	2022	2021
Preferred stock as converted	10,000	10,000
Options	11,185,963	6,156,944
Restricted stock units	4,587,727	3,394,097
Total	15,783,690	9,561,041

[I] Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Note 3 — Material Agreements

License Agreement

On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”), entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as batoclimab and certain back-up and next-generation antibodies (including IMVT-1402), and products containing such antibodies, in the United States of America (the “U.S.”), Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).

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

On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with Immunovant Sciences GmbH (“ISG”), a wholly-owned subsidiary of the Company, to sublicense this technology, as well as RSG’s know-how and patents necessary for the development, manufacture or commercialization of any compound or product that pertains to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to batoclimab and IMVT-1402 from RSG in the Licensed Territory, for an aggregate purchase price of $37.8 million.

As of September 30, 2022, the Company does not have any amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply the Company with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. The Company previously entered in a Master Services Agreement (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of the Company’s relationship with Samsung. Upon execution of the PSA, the Company committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, the Company is obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

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

As of September 30, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2022	March 31, 2022
Research and development expenses	$17,174	$18,196
Accrued bonuses	3,607	4,456
Legal and other professional fees	835	679
Other expenses	1,522	1,415
Total accrued expenses	$23,138	$24,746
Note 5 — Related Party Transactions

Roivant Sciences, Inc. (“RSI”) and RSG Services Agreements

In August 2018, the Company entered into amended and restated services agreements (the “Services Agreements”) with RSI and RSG, under which RSI and RSG agreed to provide services related to development, administrative and financial activities to the Company. Under each Services Agreement, the Company will pay or reimburse RSI or RSG, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed by RSI or RSG employees, RSI or RSG, as applicable, will charge back the employee compensation expense plus a pre-determined mark-up. Employee compensation expense, inclusive of base salary and fringe benefits, is determined based upon the relative percentage of time utilized on Company matters. All other costs will be billed back at cost. The term of the Services Agreements will continue until terminated by the Company, RSI or RSG, as applicable, upon 90 days’ written notice.

For the three and six months ended September 30, 2022, the Company was charged $0.4 million under the Services Agreements, which are included in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended September 30, 2021, the Company was charged $0.8 million and $0.9 million, respectively, under the Services Agreements, which were treated as capital contributions in the accompanying unaudited condensed consolidated financial statements.

RSL Information Sharing and Cooperation Agreement

In December 2018, the Company entered into an amended and restated information sharing and cooperation agreement (the “Cooperation Agreement”) with RSL. The Cooperation Agreement, among other things: (1) obligates the Company to deliver to RSL periodic financial statements and other information upon reasonable request and to comply with other specified financial reporting requirements; (2) requires the Company to supply certain material information to RSL to assist it in preparing any future SEC filings; and (3) requires the Company to implement and observe certain policies and procedures related to applicable laws and regulations. The Company has agreed to indemnify RSL and its affiliates and their respective officers, employees and directors against all losses arising out of, due to or in connection with RSL’s status as a stockholder under the Cooperation Agreement and the operations of or services provided by RSL or its affiliates or their respective officers, employees or directors to the Company or any of its subsidiaries, subject to certain limitations set forth in the Cooperation Agreement. No amounts have been paid or received under this agreement.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended September 30, 2022 and 2021, the Company incurred $0.3 million in each period in rent expense under these operating leases. During the six months ended September 30, 2022 and 2021, the Company incurred $0.6 million in each period in rent expense under these operating leases.

RSL Share Purchase Agreement

On August 2, 2021, the Company and RSL entered into a share purchase agreement pursuant to which the Company issued 17,021,276 shares of the Company’s common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 and received aggregate net proceeds of $200.0 million. Prior to the share issuance, the Company and RSL explored alternative potential transactions whereby the Company incurred additional costs, including $5.0 million in financial advisory fees, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated financial statements for the three and six months ended September 30, 2021.

Note 6 — Income Taxes

The Company’s effective tax rates were (0.55)% and 0.08% for the three months ended September 30, 2022 and 2021, respectively, and (0.70)% and 0.11% for the six months ended September 30, 2022 and 2021, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of September 30, 2022, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of September 30, 2022, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of September 30, 2022.

Common Stock

As of September 30, 2022, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 116,614,088 shares of common stock issued and outstanding. See Note 10 - Subsequent Event regarding the Company’s completion of an underwritten public offering in October 2022.

The Company has reserved the following shares of common stock for issuance:

	September 30, 2022	March 31, 2022
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	11,185,963	8,018,731
Restricted stock units outstanding	4,850,221	2,816,197
Equity awards available for future grants	1,510,167	2,188,860
Total	17,556,351	13,033,788

The reserved shares underlying restricted stock units above include 262,494 restricted stock units that vested but were not settled as of September 30, 2022.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2022, 4,659,315 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of September 30, 2022, options to purchase 8,254,348 shares of common stock and 4,587,727 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 1,510,167 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Equity Incentive Plan (the “2018 Plan”). As of September 30, 2022, 2,931,615 stock options were outstanding under the 2018 Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2022	8,018,731	$8.48	8.52	$60
Granted	3,375,223	4.91
Exercised	(11,004)	1.91
Forfeited	(171,872)	7.09
Expired	(25,115)	8.62
Balance - September 30, 2022	11,185,963	$7.43	8.54	$2,321
Exercisable - September 30, 2022	4,002,738	$8.98	7.37	$17

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of September 30, 2022. The intrinsic value of stock options exercised for the six months ended September 30, 2022 was de minimis. There were no stock options exercised during the six months ended September 30, 2021. The stock options granted during the six months ended September 30, 2022 had a weighted-average grant date fair value per share of $3.69.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Risk-free interest rate	2.89% - 4.11%	0.80% - 1.12%	2.74% - 4.11%	0.80% - 1.12%
Expected term, in years	6.11	6.11	6.11	6.03 - 6.11
Expected volatility	88.53% - 88.78%	88.72% - 91.15%	87.12% - 88.78%	82.92% - 91.15%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2022	2,670,864	$9.12
Issued	2,329,293	4.88
Vested	(238,354)	13.04
Forfeited	(174,076)	8.61
Nonvested as of September 30, 2022	4,587,727	$6.78

Stock-based Compensation Expense

For the three and six months ended September 30, 2022 and 2021, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$3,813	$3,768	$7,419	$3,805
General and administrative expenses	4,238	3,901	8,187	7,684
Total stock-based compensation	$8,051	$7,669	$15,606	$11,489

As of September 30, 2022, total unrecognized compensation expense related to non-vested stock options and RSUs was $40.6 million and $22.9 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.82 years and 2.46 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, stock-based compensation expense of $0.1 million and $0.2 million was recorded for the three months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.3 million for the six months ended September 30, 2022 and 2021, respectively, in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three months ended September 30, 2022 and 2021, the Company recorded $0.1 million and $0.4 million, respectively, and for the six months ended September 30, 2022 and 2021, the Company recorded $0.2 million and $0.4 million, respectively, of stock-based compensation expense related to these RSUs. As of September 30, 2022, there was $0.2 million of unrecognized compensation expense related to unvested RSL RSUs.

Note 9 — Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities between October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding RSL and the Company’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class consisting of those who purchased or otherwise acquired the Company’s securities pursuant and/or traceable to the Company’s follow-on public offering on or about September 2, 2020. On March 15, 2022, the lead plaintiff filed a further amended complaint. The Company and other defendants served motions to dismiss the amended complaint on May 27, 2022. The fully briefed motion to dismiss, including defendants’ opening briefs, lead plaintiff’s opposition, and defendants’ replies were filed with the court on September 9, 2022. No hearing date has been set. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. In connection with this agreement, the Company has a minimum obligation to Samsung of approximately $36.0 million, of which is $17.7 million is expected to be paid during the fiscal year ending March 31, 2023 and $18.3 million is expected to be paid during the fiscal year ending March 31, 2026. Of the amount expected to be paid in fiscal year 2023, $1.7 million was included in research and development expenses and accrued expenses in the accompanying unaudited condensed consolidated financial statements as of, and for the three and six months ended September 30, 2022. See Note 3 - Material Agreements for additional details.

As of September 30, 2022, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

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

Note 10 — Subsequent Event

In October 2022, the Company completed an underwritten public offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at a price to the public of $6.00 per share, for net proceeds to the Company of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

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

Forward-Looking Statements

This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). These statements are often identified by the use of words such as “anticipate,” “believe,” “can,” “continue,” “could,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “likely,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “to be,” “will,” “would,” or the negative or plural of these words, or similar expressions or variations, although not all forward-looking statements contain these words. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur and actual results could differ materially from those expressed or implied by these forward-looking statements.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. Our innovative product pipeline includes two compounds that target the neonatal fragment crystallizable receptor (“FcRn”). Our first compound, batoclimab, formerly referred to as IMVT-1401, and our second compound, IMVT-1402, are both novel, fully human, monoclonal antibodies. Batoclimab and IMVT-1402 are the result of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd., to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

Our first product candidate, batoclimab, has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas. We intend to develop batoclimab in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

We are currently developing batoclimab for Myasthenia Gravis (“MG”), Thyroid Eye Disease (“TED”), Chronic Inflammatory Demyelinating Polyneuropathy (“CIDP”) and Graves’ Disease. The trial design and lead asset for Warm Autoimmune Hemolytic Anemia (“WAIHA”) will be determined based on an expected engagement with the U.S. Food and Drug Administration (“FDA”) Division of Hematology in calendar year 2022.

Our second product candidate, IMVT-1402, has been observed in animal studies to reduce IgG antibody levels with minimal or no impact on levels of albumin and low-density lipoprotein (“LDL”) at doses well above the anticipated human effective dose; similar doses of batoclimab in animals were clearly associated with declines in albumin. We plan to initiate a Phase 1 trial of IMVT-1402 in early calendar year 2023 contingent on clearance of our Investigational New Drug (“IND”) application, with initial data results from this Phase 1 trial expected to be available in mid-calendar year 2023.

As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab and IMVT-1402, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases. Based on third-party patient prevalence estimates for the more than 15 indications that have been announced by multiple companies for clinical development with anti-FcRn assets, including our planned development of batoclimab in MG, TED, CIDP and Graves’ Disease, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the United States (the “U.S.”) and Europe (Europe includes all European Union countries (the “E.U.”), Norway, Lichtenstein and Iceland (together with the E.U. countries the “EEA”), the United Kingdom (the “U.K.”) and Switzerland).

To the extent we choose to develop batoclimab and IMVT-1402 as potential treatments for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we were granted orphan drug designation by the FDA for batoclimab for the potential treatment of MG and, in July 2022, we received a positive opinion from the Committee for Orphan Medicinal Products (“COMP”) on our application for orphan drug designation by the European Medicines Agency (“EMA”) for batoclimab for the potential treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab and/or IMVT-1402 where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use. We may seek orphan drug designation for batoclimab and/or IMVT-1402 in other indications in Europe.

Recent Developments in Our Clinical Programs

In June 2022, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG. We expect top-line data from this Phase 3 trial to be available in the second half of calendar year 2024.

For TED, we plan to initiate two Phase 3 clinical trials to evaluate batoclimab in this indication by the end of calendar year 2022. We expect top-line results from both Phase 3 trials to be available in the first half of calendar year 2025.

In September 2022, we announced plans to initiate a pivotal Phase 2b trial of batoclimab as a treatment for CIDP by the end of calendar year 2022, with initial data expected to be available in the first half of calendar year 2024. In addition, we also announced plans to initiate a Phase 2 trial of batoclimab as a treatment for Graves’ Disease in early calendar year 2023 and expect initial data from this trial to be available in the second half of calendar year 2023.

Following our recent unveiling of our second product candidate, IMVT-1402, we plan to initiate a Phase 1 trial of our next generation FcRn inhibitor in early calendar year 2023, contingent on clearance of our IND application. Initial data from this trial are expected to be available in mid-calendar year 2023.

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

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

In December 2017, Roivant Sciences GmbH (“RSG”) entered into the HanAll Agreement. Under the HanAll Agreement, RSG, a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”), received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as batoclimab and certain back-up and next-generation antibodies (including IMVT-1402), and products containing such antibodies, and to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”), for all human and animal uses, during the term of the agreement.

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to batoclimab and IMVT-1402 from RSG in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and our wholly owned subsidiary, Immunovant Sciences GmbH (“ISG”), for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of September 30, 2022, no amounts were payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, Immunovant, Inc.’s wholly owned subsidiary, ISG, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. We previously entered in a Master Services Agreement (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of our relationship with Samsung. Upon execution of the PSA, we committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, we are obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

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

The minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million as of September 30, 2022, of which $1.7 million was accrued as of September 30, 2022.

Related Party Transactions

For a description of our transactions under agreements with related parties, refer to “Note 5 - Related Party Transactions” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Financial Operations Overview

Revenue

We have not generated any revenue and have incurred significant operating losses since inception, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize batoclimab, IMVT-1402 or any future product candidates. Our ability to generate revenue sufficient to achieve profitability will depend completely on the successful development and eventual commercialization of batoclimab, IMVT-1402 and any future product candidates.

Research and Development Expenses

We have been primarily engaged in preparing for and conducting clinical trials. Research and development expenses include program-specific costs, as well as unallocated costs, and are net of costs reimbursable to us pursuant to cost-sharing arrangements with third parties.

Program-specific costs include direct third-party costs, which include expenses incurred under agreements with contract research organizations and the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidates. Program-specific costs also include contract manufacturing costs in connection with producing materials for use in conducting preclinical and clinical studies, including under our agreement with Samsung, to the extent they can be allocated to a specific program.

Unallocated costs include:

•personnel-related expenses for research and development personnel, which includes employee-related expenses such as salaries, benefits and other staff-related costs;
•stock-based compensation expenses for research and development personnel;
•payments upon the achievement of certain development and regulatory milestones under the HanAll Agreement;
•costs allocated to us under our services agreements with RSI and RSG (the “Services Agreements”); and
•other expenses, which include the cost of consultants who assist with our research and development and costs related to contract manufacturing, but are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly in the short term as we initiated a Phase 3 trial of batoclimab as a treatment for MG in June 2022 and plan to initiate two Phase 3 clinical trials to evaluate batoclimab for the treatment of TED by the end of calendar year 2022. In addition, we recently announced plans to initiate a Phase 2b trial of batoclimab as a treatment for CIDP by the end of calendar year 2022 and a Phase 2 trial for Graves’ Disease in early calendar year 2023, as well as a Phase 1 trial of IMVT-1402 in early calendar year 2023 contingent on clearance of our IND application. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab, increase manufacturing of batoclimab and IMVT-1402 substance and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

The duration, costs and timing of clinical trials of batoclimab, IMVT-1402 and any future product candidates will depend on a variety of factors that include, but are not limited to:

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

In addition, the probability of success for batoclimab and IMVT-1402 will depend on numerous factors, including our product’s efficacy, safety, ease of use, competition, manufacturing capability and commercial viability.

General and Administrative Expenses

General and administrative expenses consist primarily of employee salaries and related benefits, stock-based compensation for general and administrative personnel, legal and accounting fees, consulting services, costs allocated under the Services Agreements and other operating costs relating to corporate matters and daily operations.

We anticipate that our general and administrative expenses will continue to increase in the future to support our continued research and development activities. These increases will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of our product candidates, increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. In addition, if either batoclimab or IMVT-1402 obtains regulatory approval, we expect that we would incur significant additional expenses associated with further building medical affairs and commercial teams.

Results of Operations for the Three Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$37,739	$21,361	$16,378
General and administrative	11,875	16,289	(4,414)
Total operating expenses	49,614	37,650	11,964
Interest income, net	(1,154)	—	(1,154)
Other (income) expense	(793)	84	(877)
Loss before provision (benefit) for income taxes	(47,667)	(37,734)	(9,933)
Provision (benefit) for income taxes	261	(31)	292
Net loss	$(47,928)	$(37,703)	$(10,225)
Research and Development Expenses for the Three Months Ended September 30, 2022 and 2021

The following table summarizes the period-over-period changes in research and development expenses for the three months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Change
	2022	2021*	$
Batoclimab - Program-specific costs:
Neurology diseases	$10,161	$1,421	$8,740
Endocrine diseases	5,049	6,622	(1,573)
Hematology diseases	38	1,738	(1,700)
Total Batoclimab - Program-specific costs	15,248	9,781	5,467
IMVT-1402	4,254	—	4,254
Unallocated costs:
Personnel-related expenses including stock-based compensation	12,112	7,762	4,350
Other	6,125	3,818	2,307
Total research and development expenses	$37,739	$21,361	$16,378
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $16.3 million, from $21.4 million for the three months ended September 30, 2021 to $37.7 million for the three months ended September 30, 2022.

Batoclimab program-specific research and development costs increased by $5.5 million, from $9.8 million for the three months ended September 30, 2021 to $15.3 million for the three months ended September 30, 2022. This increase reflected $5.8 million of upfront and start-up costs related to our Phase 3 trial for batoclimab in MG, as well as higher contract manufacturing costs for process development and drug substance manufacturing. Also contributing to the increase were $2.9 million of upfront costs related to our planned Phase 2 trial of batoclimab as a treatment for CIDP. Partially offsetting these increases were lower contract manufacturing costs and clinical activities of $3.2 million in TED and WAIHA, primarily reflecting higher costs in the prior-year period from analyzing data and the program-wide data review following the voluntary pause in our clinical trials in February 2021.

For the three months ended September 30, 2022, we incurred $4.3 million of research and development costs related to the development of IMVT-1402, primarily related to pre-clinical studies and contract manufacturing costs.

Unallocated research and development costs increased by $6.6 million, from $11.6 million for the three months ended September 30, 2021 to $18.2 million for the three months ended September 30, 2022. This increase reflected higher personnel-related expenses of $4.3 million, primarily reflecting the enhancement of our capabilities to support our strategic objectives as we resumed our clinical activities and evaluated potential new indications. Also contributing to the increase were higher costs related to cross-indication clinical studies and clinical research costs of $2.3 million, primarily reflecting activities to advance the clinical development of batoclimab and IMVT-1402 in current and potentially new indications.

General and Administrative Expenses for the Three Months Ended September 30, 2022 and 2021

General and administrative expenses decreased by $4.4 million, from $16.3 million for the three months ended September 30, 2021 to $11.9 million for the three months ended September 30, 2022. Lower financial advisory, legal and other professional fees were partially offset by higher personnel-related expenses and information technology costs.

Results of Operations for the Six Months Ended September 30, 2022 and 2021

The following table sets forth our results of operations for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021	Change
Operating expenses:
Research and development	$66,168	$40,066	$26,102
General and administrative	23,821	27,469	(3,648)
Total operating expenses	89,989	67,535	22,454
Interest income, net	(1,154)	—	(1,154)
Other (income) expense	(1,147)	711	(1,858)
Loss before provision (benefit) for income taxes	(87,688)	(68,246)	(19,442)
Provision (benefit) for income taxes	613	(72)	685
Net loss	$(88,301)	$(68,174)	$(20,127)

Research and Development Expenses for the Six Months Ended September 30, 2022 and 2021

The following table summarizes the period-over-period changes in research and development expenses for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,		Change
	2022	2021*	$
Batoclimab - Program-specific costs:
Neurology diseases	$18,592	$2,184	$16,408
Endocrine diseases	6,824	14,240	(7,416)
Hematology diseases	(39)	3,885	(3,924)
Total Batoclimab - Program-specific costs	25,377	20,309	5,068
IMVT-1402	4,720	—	4,720
Unallocated costs:
Personnel-related expenses including stock-based compensation	23,056	12,559	10,497
Other	13,015	7,198	5,817
Total research and development expenses	$66,168	$40,066	$26,102
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $26.1 million, from $40.1 million for the six months ended September 30, 2021 to $66.2 million for the six months ended September 30, 2022.

Batoclimab program-specific research and development costs increased by $5.1 million, from $20.3 million for the six months ended September 30, 2021 to $25.4 million for the six months ended September 30, 2022. This increase reflected $13.4 million of upfront and start-up costs related to our Phase 3 trial for batoclimab in MG, as well as higher contract manufacturing costs for process development and drug substance manufacturing. Also contributing to the increase were $3.0 million of upfront costs related to our planned Phase 2 trial of batoclimab as a treatment for CIDP. Partially offsetting these increases were lower contract manufacturing costs and clinical activities of $11.3 million in TED and WAIHA, primarily reflecting higher costs in the prior-year period from analyzing data and the program-wide data review following the voluntary pause in our clinical trials in February 2021.

For the six months ended September 30, 2022, we incurred $4.7 million of research and development costs related to the development of IMVT-1402, primarily related to pre-clinical studies and contract manufacturing costs.

Unallocated research and development costs increased by $16.3 million, from $19.8 million for the six months ended September 30, 2021 to $36.1 million for the six months ended September 30, 2022. This increase reflected higher personnel-related expenses of $10.5 million, primarily reflecting the enhancement of our capabilities to support our strategic objectives as we resumed our clinical activities and evaluated potential new indications. Also contributing to the increase were higher costs related to cross-indication clinical studies and clinical research costs of $5.8 million, primarily reflecting activities to advance the clinical development of batoclimab and IMVT-1402 in current and potentially new indications.

General and Administrative Expenses for the Six Months Ended September 30, 2022 and 2021

General and administrative expenses decreased by $3.7 million, from $27.5 million for the six months ended September 30, 2021 to $23.8 million for the six months ended September 30, 2022. Lower financial advisory, legal and other professional fees were partially offset by higher personnel-related expenses and information technology costs.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $405.8 million and $493.8 million as of September 30, 2022 and March 31, 2022, respectively. For the three months ended September 30, 2022 and 2021, we had net losses of $47.9 million and $37.7 million, respectively, and for the six months ended September 30, 2022 and 2021, we had net losses of $88.3 million and $68.2 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings and the sale of convertible promissory notes. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the United States and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine, the COVID-19 pandemic, decades-high inflation and rising interest rates.

We do not currently have any committed external source of funds. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In January 2021, we filed a shelf registration statement on Form S-3 with the SEC which permits the offering, issuance and sale by us of up to a maximum aggregate offering price of $900.0 million of our common stock, of which $150.0 million may be issued and sold pursuant to an at-the-market (“ATM”) offering program for sales of our common stock under a sales agreement with SVB Leerink LLC, subject to certain conditions as specified in the sales agreement. We agreed to pay SVB Leerink up to 3% of the gross proceeds sold through the sale agreement. Our common stock would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. We have not issued or sold any securities pursuant to the ATM offering program.

In October 2022, we completed an underwritten public offering of 12,500,000 shares of our common stock (including 416,667 shares of common stock purchased by RSL) at a price to the public of $6.00 per share, for net proceeds to us of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2022 and 2021 (in thousands):

	Six Months Ended September 30,
	2022	2021
Net cash used in operating activities	$(86,005)	$(41,261)
Net cash used in investing activities	(73)	(62)
Net cash provided by financing activities	21	200,129

Operating Activities

For the six months ended September 30, 2022, $86.0 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $88.3 million and a net change in operating assets and liabilities of $14.2 million, partially offset by non-cash charges of $16.5 million. The non-cash charges consisted mainly of stock-based compensation of $15.8 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in our operating assets and liabilities was primarily due to a decrease of $12.3 million in accounts payable and accrued expenses, driven by the timing and level of payments related to contract manufacturing and upfront and start-up research and development costs related to our clinical trials. The change in operating assets and liabilities also reflected $10.1 million of higher prepaid expenses and other current assets, driven primarily by payments related to clinical research activities in advance of ongoing and planned Phase 3 trials, partially offset by a decrease in accounts receivable of $8.8 million reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with third parties.

For the six months ended September 30, 2021, $41.3 million of cash was used in operating activities. This was primarily attributable to a net loss from operations for the year of $68.2 million, partially offset by non-cash charges of $13.6 million and a net change in operating assets and liabilities of $13.3 million. The non-cash charges consisted mainly of stock-based compensation of $12.2 million, reflecting the higher headcount and incentive equity awards as compared with the prior-year period. The change in our operating assets and liabilities was primarily due to an increase of $9.7 million in accounts payable and accrued expenses, driven by accrued financial advisory fees, as well as the timing and level of payments related to contract manufacturing and other research and development costs. The change in operating assets and liabilities also reflected $4.4 million of lower prepaid expenses and other current assets, driven by the timing of payments related to clinical research and contract manufacturing activities.

Investing Activities

For the six months ended September 30, 2022 and 2021, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the six months ended September 30, 2022, cash provided by financing activities consisted of proceeds from the exercise of stock options. For the six months ended September 30, 2021, $200.1 million of cash provided by financing activities primarily consisted of $200.0 million in proceeds from a share purchase agreement with RSL.

Funding Requirements

Our primary uses of capital have been, and we expect will continue to be, for advancing our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our net losses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of batoclimab or IMVT-1402 manufacturing, HanAll milestone payments and our expenditures on other research and development activities.

Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our short-term and long-term material cash requirements as of September 30, 2022 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

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

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of September 30, 2022, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $442.5 million upon the achievement of certain development, regulatory and sales milestone events. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to batoclimab and IMVT-1402, up to an aggregate of $20.0 million.

Lease Agreements

In June 2020, we entered into two sublease agreements with RSI for the two floors of the building that serves as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year.

In March 2022, we entered into a lease agreement with an unrelated party for office space in a building in North Carolina. The lease will expire on March 31, 2024 and has scheduled rent increases each year. The lease agreement includes an option at the Company’s election to renew for an additional two years.

Our future minimum lease payments as of September 30, 2022 totaled $1.2 million related to short-term lease liabilities, and $0.6 million related to long-term lease liabilities.

Outlook

Based on our existing cash and cash equivalents balance as of September 30, 2022 of $405.8 million together with the proceeds of our underwritten public offering in October 2022, our research and development plans and our timing expectations related to our development programs for batoclimab and IMVT-1402, we expect to be able to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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
•launch any potential Phase 2 proof-of-concept studies of batoclimab or IMVT-1402 in additional indications;
•increase manufacturing of batoclimab and IMVT-1402 substance to support clinical trials;
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
•seek to identify, acquire, develop and commercialize additional product candidates;
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and
•incur insurance, legal and other regulatory compliance expenses to operate as a public company.

Our primary use of cash is to fund our clinical trials and clinical development activities. Our current funds will not be sufficient to enable us to complete all necessary development and commercially launch batoclimab or IMVT-1402. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and six months ended September 30, 2022, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2022 included in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Development, Regulatory Approval and Commercialization

Our business is currently dependent on the successful development, regulatory approval and commercialization of our product candidates, batoclimab, formerly referred to as IMVT-1401, and IMVT-1402.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of batoclimab and IMVT-1402. Accordingly, our business currently depends on the successful completion of our clinical trials for batoclimab and IMVT-1402 and subsequent regulatory approval and commercialization of these product candidates. We have in the past and may in the future experience delays in the clinical trials for our product candidates, and any additional delays or failures in the clinical trials for our product candidates could significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

We cannot be certain that batoclimab or IMVT-1402 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the United States and other countries that each have differing regulations. We are not permitted to market our product candidates in the United States until we receive approval of a BLA or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidates.

We have not submitted a BLA for batoclimab or IMVT-1402 to the FDA or any comparable application to any other foreign regulatory authority. Obtaining approval of a BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of batoclimab or IMVT-1402 for many reasons.

Even if we do receive regulatory approval to market batoclimab or IMVT-1402, any such approval may be subject to limitations on the indicated uses or patient populations for which we can market these product candidates. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized.

In addition, if our product candidates encounter safety or efficacy problems, developmental delays, regulatory issues, supply issues, or other problems in one of our target indications, our development plans for our product candidates could be significantly harmed in other indications, which would have a material adverse effect on our business. Further, competitors who are developing product candidates in the autoimmune disease field, including IgG-mediated autoimmune indications, or that target the same indications or use the same mechanism of action as us, may experience problems with their product candidates that could suggest problems with our product candidates that would potentially harm our business.

Our product candidates may cause adverse events or undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

Adverse events (“AEs”) or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics.

If unacceptable AEs or side effects arise in the development of our product candidates, we, other reviewing entities, clinical trial sites or regulatory authorities could suspend or terminate our clinical trials or the regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. We have not yet begun clinical development of IMVT-1402, but it may also cause injection site reactions and, even though it has not affected lipid or albumin levels in current completed nonclinical studies, it may do so in human clinical trials. If an unacceptable frequency or severity of AEs or new safety signals are reported in our clinical trials, our ability to obtain regulatory approval may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidates or those from other companies targeting similar autoimmune indications or using the same mechanism of action could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete our clinical trials, eventual labeling and risk management, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

For example, AEs associated with batoclimab in our clinical trials previously caused us to pause dosing in our clinical trials of batoclimab. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours. As previously disclosed, we voluntarily paused dosing in our early phase clinical studies of batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory agencies, we are continuing our clinical development of batoclimab. While we do not expect that increases in LDL over a short-term treatment duration would pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab at higher doses will need to incorporate any unfavorable effects on lipid profiles. In addition, protocols that contain long-term treatment extensions will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. These occurrences have harmed, and any reoccurrences may continue to harm, our business, financial condition and prospects.

Furthermore, it is possible we will not be able to agree upon sufficient risk mitigation with all regulatory authorities and that our development of our product candidates will not continue in certain countries or for certain indications. Even if we are able to continue clinical development of our product candidates with such risk mitigations, any future approval and marketing would suffer from the risks of potential AEs or side effects and potential impact of mitigating measures, including, among others, limited indication, monitoring, a REMS, potential additional safety studies and other adverse labeling.

If any of our product candidates is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw, suspend or limit their approval of the product or require a REMS (or equivalent outside the U.S.) to impose restrictions on the product’s distribution or require other risk management measures;
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

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing such product candidate, if approved.

Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

Batoclimab and IMVT-1402 are still in clinical development and will require extensive clinical testing before we are prepared to submit a biologics license application (“BLA”) or other similar application for regulatory marketing approval. We cannot provide you any assurance that we will submit a BLA for regulatory approval for our product candidates within our projected timeframes or whether any such application will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other foreign regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for our product candidates; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar application. The FDA or a foreign regulatory authority may also find that the benefits of our product candidates in any of our target indications do not outweigh its risks, including the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many contract research organizations (“CROs”) and clinical trial sites.

Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation delaying the next stage of clinical development or submission of a BLA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit negative safety signals in later stage clinical trials that they did not exhibit in nonclinical or earlier-stage clinical trials. A number of companies in the pharmaceutical industry, including biotechnology and biopharmaceutical companies, have suffered significant setbacks in or the discontinuation of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials. Likewise, the results of early nonclinical studies and clinical trials of our product candidates, some of which were not conducted by us, may not be predictive of the results of our planned development programs and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results.

If we fail to successfully complete our clinical trials of our product candidates and demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates our business, financial condition and prospects would be harmed. The commencement and completion of clinical trials may be delayed by several factors, including:

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
•resolving any dosing issues or limitations, including those raised by the FDA or other foreign regulatory authorities;
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
•unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other foreign regulatory authorities;
•inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•an institutional review board (“IRB”), refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•premature discontinuation of study participants from clinical trials or missing data at a level that impacts study integrity;
•failure to manufacture or release sufficient quantities of our product candidates or placebo or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our and global quality standards for use in clinical trials;
•inability to monitor patients adequately during or after treatment; or
•inappropriate unblinding of trial results.

In addition, disruptions caused by the COVID-19 pandemic increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or another foreign regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including good clinical practice (“GCP”), or that we are exposing participants to unacceptable health risks, or if the FDA or other foreign regulatory authority, as the case may be, finds deficiencies in our investigational new drug application (“IND”) or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from our product candidates, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, which could impact the commercial viability of our product candidates.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other foreign regulatory authorities. The FDA or other foreign regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other foreign regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other foreign regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of our product candidates.

In addition, we had no involvement with or control over the nonclinical or clinical development of batoclimab prior to its in-license from HanAll. We are dependent on HanAll having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, accurately reported the results of all nonclinical studies and clinical trials and other research they conducted prior to our acquisition of the rights to our product candidate, correctly collected and interpreted the data from these studies, trials and other research, and supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of this asset. Problems related to our predecessor could result in increased costs and delays in the development of batoclimab, which could adversely affect our ability to generate any future revenue from sales of batoclimab, if approved.

In addition, the FDA’s, the competent authorities of the EU Member States’, the EMA’s, the European Commission’s and other comparable regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the EU recently evolved. The EU Clinical Trials Regulation, or CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each EU Member State, leading to a single decision for each EU Member State. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all EU Member States concerned, and a separate assessment by each EU Member State with respect to specific requirements related to its own territory, including ethics rules. Each EU Member State’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, or UK, will seek to align its regulations with the E.U. The UK regulatory framework in relation to clinical trials is derived from existing E.U. legislation (as implemented into UK law, through secondary legislation).

On January 17, 2022, the UK Medicines and Healthcare products Regulatory Agency, or MHRA, launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the UK chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the UK not to closely align its regulations with the new approach that will be adopted in the EU may have an effect on the cost of conducting clinical trials in the UK as opposed to other countries and/or make it harder to seek a marketing authorization in the EU for our product candidates on the basis of clinical trials conducted in the UK.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials for MG, TED, CIDP, Graves’ Disease and WAIHA due to existing alternative treatments available, including teprotumumab for the treatment of TED, IVIg, plasma exchange and steroids for CIDP, anti-thyroid drugs for Graves’ Disease and rituximab for the treatment of WAIHA, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo.

Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies or other factors related to COVID-19, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Our product candidates are focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts on the treatment of MG, TED, CIDP, Graves’ Disease and WAIHA with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, and could be faced with limited patient pools as we pursue other indications.

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. These results may make it more difficult to recruit and retain patients for clinical trials in the future, including our ongoing and planned Phase 3 trials in MG and TED. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.

The results of our nonclinical and clinical trials may not support our proposed claims for our product candidates, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

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

As previously disclosed, we voluntarily paused dosing in our early phase clinical studies of batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. Our failure to successfully complete our clinical trials of batoclimab and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab would significantly harm our business.

Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon the indication. Any delay in, or termination of, our clinical trials will delay the submission of a BLA to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates, if approved, and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our expectations for differentiation or the effectiveness or safety of our product candidates. The FDA has substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we propose. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA and even fewer are approved for commercialization.

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

Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize batoclimab, IMVT-1402 or any future product candidate, our business, operating results, prospects or financial condition may be harmed.

We may not be able to successfully develop and commercialize our product candidates on a timely basis or at all.

Our product candidates, batoclimab and IMVT-1402, are novel therapeutic antibodies and their potential therapeutic benefits are unproven. While results from animal studies of IMVT-1402 show potentially clinically meaningful reductions in IgG with minimal or no impact on levels of albumin and LDL and early clinical trials of batoclimab have shown meaningful reductions in IgG antibody levels in healthy volunteers and patients, batoclimab and/or IMVT-1402 may not demonstrate in patients any or all of the pharmacologic or clinical benefits we believe they may possess. IMVT-1402 has shown promising data in an exploratory study in cynomolgus monkeys, but these results may not translate to people. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our product candidates in large-scale, pivotal clinical trials or in obtaining marketing approval thereafter for any indication. Results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials. If results from our Phase 1 and Phase 2 clinical trials cannot be replicated, or if the increase in total cholesterol and LDL levels or total albumin reductions observed in our Phase 2 clinical trial of batoclimab cannot be mitigated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, TED, CIDP, Graves’ Disease and WAIHA or any other autoimmune indication. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize our product candidates, raise capital, expand our business or continue our operations.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize batoclimab, IMVT-1402 or any future product candidate, and our ability to generate product revenue will be impaired.

Batoclimab, IMVT-1402 and any future product candidate that we may develop, as well as the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution are subject to comprehensive regulation by the FDA and other regulatory agencies in the U.S. and by similar regulatory authorities outside the U.S. Failure to obtain marketing approval for, and thus commercialize any product candidate, could negatively impact our ability to generate any revenue from product sales.

We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that our product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales.

Neither we nor any collaborator is permitted to market our product candidates in the U.S. or any other jurisdiction until we receive regulatory approval of a BLA from the FDA or similar regulatory authorities outside of the U.S.

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

Securing marketing approvals requires the submission of extensive manufacturing, nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of our product candidates for the specified indications. We expect to rely on third-party CROs, consultants and our collaborators to assist us in filing and supporting the applications necessary to gain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates and generate product revenue.

Batoclimab and IMVT-1402 are antibody proteins that could cause an immune response in patients, resulting in the creation of harmful or neutralizing antibodies against these therapeutic proteins, preventing or limiting regulatory approval or our ability to commercialize our product candidates.

In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of proteins such as monoclonal antibodies, even those that are fully human in nature, including our product candidate, can cause an immune response, resulting in the creation of antibodies directed against the therapeutic protein. These anti-drug antibodies can have no effect or can neutralize the effectiveness of the protein or require that higher doses be used to obtain a therapeutic effect. Whether anti-drug antibodies will be created and how they react can often not be predicted from nonclinical studies or clinical trials and their detection or appearance is often delayed. As a result, neutralizing antibodies may be detected at a later date or upon longer exposure periods, such as following more chronic administration in longer lasting clinical trials. In some cases, detection of neutralizing antibodies can even occur after pivotal clinical trials have been completed. Therefore, there can be no assurance that neutralizing antibodies will not be detected in future clinical trials or at a later date upon longer exposure (including after commercialization). If anti-drug antibodies reduce or neutralize the effectiveness of any of our product candidates, the continued clinical development or receipt of marketing approval for such product candidate could be delayed or prevented and, even if such product candidate is approved, its commercial success could be limited, any of which would impair our ability to generate revenue and continue operations.

We have in-licensed the rights to batoclimab and IMVT-1402 in limited territories. Any adverse developments that occur during any clinical trials or manufacturing conducted by third parties, including HanAll, in other jurisdictions may affect our ability to obtain regulatory approval or commercialize our product candidates.

We have in-licensed the right to develop, manufacture and commercialize batoclimab and certain back-up and next-generation antibodies (including IMVT-1402) in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize these product candidates in geographies outside of our Licensed Territory. If an impact to the characterization of the safety profile occurs in studies conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA or other foreign regulatory authorities may delay, limit or deny approval of these product candidates or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA or foreign regulatory authority approval for batoclimab or IMVT-1402 and a new or serious safety issue is identified in connection with clinical trials conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA or foreign regulatory authority may withdraw their approval or restrict our ability to market and sell our products or may require additional testing or evaluation. In addition, treating physicians may be less willing to administer our product candidates due to concerns over such AEs, which would limit our ability to successfully commercialize these product candidates. In addition, issues may arise in connection with the manufacturing process for batoclimab or IMVT-1402 utilized by HanAll or any of its sublicensees or collaborators, which could affect our ability to obtain regulatory approval for or commercialize these product candidates.

We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications. Our operating results will suffer if we fail to compete effectively.

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including MG, TED, CIDP, Graves’ Disease and WAIHA. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for MG, TED, CIDP, Graves’ Disease and WAIHA and other targeted indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product, if approved, provide an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab or IMVT-1402. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In December 2021, the FDA approved VYVGART™ (efgartigimod alfa-fcab) for the treatment of gMG in adults who test positive for the anti-acetylcholine receptor (AChR) antibody. VYVGART™ represents the first-and-only FDA-approved neonatal Fc receptor blocker, and the first approved therapy designed to reduce pathogenic IgGs, an underlying driver of gMG.

We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin (“IVIg”) is also routinely used for patients with MG and CIDP. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of generalized MG in patients who are positive for anti-acetylcholine receptor antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 trials. In April 2022, AstraZeneca announced that Ultomiris (Ravulizumab-cwvz), a complement inhibitor indicated for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria, had been approved in the U.S. for the treatment of adult patients with gMG who are AChR antibody-positive.

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
•demonstrate through our clinical trials that batoclimab, IMVT-1402 or any future product candidate is differentiated from existing and future therapies;
•attract qualified scientific, product development, manufacturing and commercial personnel;
•obtain patent or other proprietary protection for batoclimab, IMVT-1402 and any future product candidates;
•obtain required regulatory approvals, including approvals to market batoclimab, IMVT-1402 or any future product candidate we develop, in ways that are differentiated from existing and future products and treatments;
•have commercial quantities of any approved product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•successfully commercialize batoclimab, IMVT-1402 or any future product candidate, if approved;
•obtain coverage and adequate reimbursement from, and negotiate competitive pricing with, third-party payors and/or competent authorities;
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

Additional time may be required to obtain marketing authorizations for pre-filled syringe presentations of batoclimab or IMVT-1402 because it would be subject to regulation as a combination product.

Combination products are therapeutic and diagnostic products that combine drugs, devices and/or biological products. A pre-filled syringe or auto injector presentation of our product candidates would be considered a combination product that requires coordination within the FDA and in similar foreign regulatory agencies for review of its device and biologic components. Although the FDA and similar foreign regulatory agencies have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of these product candidates due to uncertainties in the product development and approval process.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, AE reporting, storage, recordkeeping, conduct of potential post-market studies and post-market commitment and requirements, export, import and advertising and promotional activities for such product, among other things, by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current good manufacturing practice (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval or the FDA or other foreign regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning be included in the product labeling, which could limit sales of the product. Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S. and other comparable regulations in foreign jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, U.S. Department of Justice, State Attorneys General and other foreign regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.

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

The FDA and other foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of batoclimab, IMVT-1402 or any future product candidate. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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

Even if we receive marketing approval for batoclimab, IMVT-1402 or any future product candidate, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

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
•limitations or warnings contained in the labeling approved for our product candidates by the FDA or other applicable foreign regulatory authorities;
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
•the availability of third-party coverage and adequate reimbursement at any given price level of our product candidates;
•utilization controls imposed by third-party payors, such as prior authorizations and step edits; and
•any restrictions on the use of our product candidate, if approved, together with other medications.

Market acceptance of new products for the treatment of MG, TED, CIDP, Graves’ Disease and WAIHA may also be affected by the perception that existing available treatments, such as pyridostigmine, corticosteroids and immunosuppressants, are sufficient to treat the majority of these patients. The perception that existing available treatments are sufficient to treat the majority of patients with a specific disease is a risk also applicable to the market acceptance of IMVT-1402. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions in completed clinical trials to date. In addition, the potential patient population for our initial indication and other autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

We cannot assure you that batoclimab, IMVT-1402 or any future product candidate, if approved, will achieve broad market acceptance among physicians, patients and third-party payors. The failure of any such product candidate that receives regulatory approval or clearance to achieve market acceptance or commercial success would adversely affect our business and results of operations.

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

If we are unable to establish sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved.

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

We expect to build a focused sales, distribution and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, develop an appropriate compliance function, provide adequate training to sales and marketing personnel and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. If the commercial launch of our product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of any product candidate, we may be forced to delay potential commercialization or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring any product candidate to market or generate product revenue. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to any of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we are unable to establish adequate sales, marketing, and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable. We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We have sought orphan drug designation for batoclimab and may seek orphan drug designation for other product candidates we develop, but we may be unable to obtain such further designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.

As part of our business strategy, we have in the past and may in the future seek orphan drug designation for any product candidates we develop, and we may be unsuccessful. In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the potential treatment of MG and, in July 2022, we received a positive opinion from the COMP on our application for orphan drug designation by the European Commission for batoclimab for the potential treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab and/or IMVT-1402 where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use, as well as with respect to other product candidates we may develop. We may also seek orphan drug designation for batoclimab and/or IMVT-1402 for the treatment of other indications in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the E.U., the EMA’s COMP assesses orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. or a serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product and where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

In the U.S., orphan drug designation entitles a sponsor to financial incentives such as opportunities for grant funding towards clinical trial costs, tax advantages and user-fee waivers. After the FDA grants orphan drug designation, the generic identity of the drug and its potential orphan use are disclosed publicly by the FDA. In addition, if a product that has orphan drug designation from the FDA subsequently receives the first FDA approval for a particular active ingredient for the disease for which it has such designation, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications to market the same drug for the same indication for seven years, except in limited circumstances such as if the FDA finds that the holder of the orphan drug exclusivity has not shown that it can assure the availability of sufficient quantities of the orphan drug to meet the needs of patients with the disease or condition for which the drug was designated. Similarly, the FDA can subsequently approve a drug with the same active moiety for the same condition during the exclusivity period if the FDA concludes that the later drug is clinically superior, meaning the later drug is safer, more effective or makes a major contribution to patient care. In the E.U., orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval in respect of the approved therapeutic indication if the designation is maintained at the time of granting the E.U. product approval. The 10-year market exclusivity can be extended to 12 years under the E.U. Pediatric Regulation (Regulation (EC) No 1901/2006) if the studies contained in an agreed pediatric investigation plan are completed with the data submitted for regulatory review as part of the compliance check. This period of exclusivity may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Although we intend to seek additional orphan drug designation for batoclimab from the FDA and the EMA’s Committee for Orphan Medicinal Products, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG, TED, CIDP and WAIHA does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain additional orphan drug designation for batoclimab from the FDA or the EMA’s Committee for Orphan Medicinal Products, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of batoclimab could be blocked for seven years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in the E.U., it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or the EMA’s Committee for Orphan Medicinal Products later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or other foreign regulatory agency review and approval process.

If we obtain approval to commercialize our product or any future product candidate outside of the U.S., a variety of risks associated with international operations could adversely affect our business.

If our product candidates or any future product candidate is approved for commercialization outside of the U.S., we expect that we will be subject to additional risks related to entering into international business relationships, including:

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
•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing and state and local laws that require the registration of pharmaceutical sales representatives; and
•federal, state and foreign laws governing the privacy and security of personal information, including health information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which may require us to, among other data protection measures, provide notices, obtain individual consents to use and disclose information, give individuals rights with respect to their information and keep the information secure. Enforcement of such laws could result in civil and criminal penalties as well as, in some circumstances, damages and related costs in defending private actions, including class actions.

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

There have been, and continue to be, numerous executive, legislative and regulatory changes and proposed changes regarding the U.S. healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the U.S. there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, boosting pricing transparency, improving quality and/or expanding patient access and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 and related legislation (collectively, the “Affordable Care Act”), substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced an “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) established a Medicare Part D coverage gap discount program, in which manufacturers currently must now agree to offer 70% point-of-sale discounts off negotiated prices of applicable branded drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; (6) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (7) created a licensure framework for follow-on biologic products; and (8) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, the Tax Cuts and Jobs Act of 2017 (“TCJA”) was enacted, which included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act-mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the "individual mandate" was repealed by Congress. Thus, the Affordable Care Act will remain in effect in its current form. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2031 unless additional Congressional action is taken. Under current legislation the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry.

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

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell it profitably, if approved.

Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. There is no assurance that our product candidates, if approved, would achieve adequate coverage and reimbursement levels.

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

The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage or reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidate that we develop. Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some foreign jurisdictions that could affect our ability to sell any future drugs profitably. There can be no assurance that our product candidates, if approved, will be considered medically reasonable and necessary or cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the U.S. and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if approved for sale.

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some EU Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each EU Member State, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/EU, was adopted in the European Union. This Regulation which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at EU level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non- clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the European Union could be negatively affected.

Risks Related to Our Business, Financial Position and Capital Requirements

Our business is currently dependent on the successful and timely development, regulatory approval and commercialization of our product candidates, batoclimab and IMVT-1402.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of batoclimab and IMVT-1402. Accordingly, our business currently depends on the successful completion of our clinical trials for batoclimab and subsequent regulatory approval and commercialization of this product candidate, which is uncertain. Delays or failures in the clinical trials for batoclimab or IMVT-1402, for example due to the voluntary pause of our batoclimab clinical trials announced in February 2021 and resulting inconclusive study results, have and could in the future significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

We cannot be certain that batoclimab or IMVT-1402 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, approval, sale, marketing and distribution of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries that each have differing regulations. We are not permitted to market our product candidates in the U.S. until we receive approval of a BLA or in any foreign country until we receive the requisite approvals from the appropriate authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidate. We have not submitted a BLA for batoclimab or IMVT-1402 to the FDA or any comparable application to any other foreign regulatory authority. Obtaining approval of a BLA or similar regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of batoclimab or IMVT-1402 for many reasons, including:

•we may not be able to demonstrate that our product candidates are safe and effective as a treatment for any of our currently targeted indications to the satisfaction of the FDA or other relevant foreign regulatory authorities;
•the relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase our costs and prolong our development timelines;
•the results of our clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant foreign regulatory authorities for marketing approval;
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our clinical trials of batoclimab and IMVT-1402 for the treatment of MG, TED, CIDP, Graves’ Disease and WAIHA;
•the CROs that we retain to conduct clinical trials may take actions outside of our control or otherwise commit errors or breaches of protocols that materially adversely impact our clinical trials and ability to obtain market approvals;
•the FDA or other relevant foreign regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of our product candidates outweigh its safety risks;
•the FDA or other relevant foreign regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of our product candidates or may require additional studies;
•the FDA or other relevant foreign regulatory authorities may not accept data generated from our clinical trial sites;
•if our BLA or other foreign application is reviewed by an advisory committee, the FDA or other relevant foreign regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant foreign regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the FDA or other relevant foreign regulatory authorities may require development of a REMS or its equivalent as a condition of approval;
•the FDA or other relevant foreign regulatory authorities may require additional post-marketing studies and/or a patient registry, which would be costly;
•the FDA or other relevant foreign regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidate;
•the FDA or other relevant foreign regulatory authorities may identify deficiencies in the manufacturing processes or facilities of our third-party manufacturers; or
•the FDA or other relevant foreign regulatory authorities may change their approval policies or adopt new regulations.

Even if we do receive regulatory approval to market batoclimab or IMVT-1402, any such approval may be subject to limitations on the indicated uses or patient populations for which we may market batoclimab or IMVT-1402. Accordingly, even if we are able to obtain the requisite financing to continue to fund our development programs, we cannot assure you that our product candidates will be successfully developed or commercialized.

In addition, if our product candidates encounter safety or efficacy problems, such as the observed lipid findings from our clinical trials of batoclimab, developmental delays, regulatory issues, supply issues, or other problems in one of our target indications, our development plans for our product candidates could be significantly harmed in other indications, which would have a material adverse effect on our business. Further, competitors who are developing product candidates in the autoimmune disease field, including IgG-mediated autoimmune indications, or that target the same indications or use the same mechanism of action as us may experience problems with their product candidates that could suggest problems with our product candidates that would potentially harm our business.

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

We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur or re-occur, whether related to COVID-19 or other infectious diseases, could impact personnel at third-party manufacturing facilities in the U.S. and other countries or the availability or cost of materials, which could disrupt our supply chain. For example, any manufacturing supply interruption of batoclimab, which is currently manufactured at facilities in the U.S. and in South Korea, or IMVT-1402 or any future product candidates, could adversely affect our ability to conduct clinical trials of batoclimab, IMVT-1402 and any future product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $47.9 million and $37.7 million for the three months ended September 30, 2022 and 2021, respectively, and $88.3 million and $68.2 million for the six months ended September 30, 2022 and 2021, respectively. As of September 30, 2022, we had an accumulated deficit of 443.7 million.

We expect to continue to incur substantial and increasing losses through the commercialization of batoclimab, IMVT-1402 or any future product candidate, if approved, and we currently have no products that are approved for commercial sale. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of batoclimab, IMVT-1402 or any future product candidate, obtain necessary regulatory approvals for such product candidate and manufacture and successfully commercialize such product candidate alone or in collaboration with others. We cannot assure you that we will be able to achieve or maintain profitability even if we successfully commercialize batoclimab, IMVT-1402 or any future product candidate. If we do successfully obtain regulatory approval to market a product candidate, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates, the reimbursement environment for our product candidates and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities for batoclimab, IMVT-1402 or any future product candidate is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such product candidate, even if approved. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations.

We expect our research and development expenses in connection with our development program for batoclimab and IMVT-1402 to continue to be significant. In addition, if we obtain regulatory approval for batoclimab or IMVT-1402, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had and will continue to have an adverse effect on our results of operations, financial position and working capital.

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

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for batoclimab, IMVT-1402 and any future product candidates we develop. We have never been profitable, have no products approved for commercial sale and have not generated any product revenue.

Even if we receive regulatory approval for batoclimab, IMVT-1402 or any future product candidate, we do not know when or if we will generate product revenue.

Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

•successfully complete clinical trials and obtain regulatory approval for the marketing of batoclimab, IMVT-1402 or any future product candidate in the U.S. and in other jurisdictions;
•add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts;
•initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of batoclimab, IMVT-1402 or any future product candidate manufactured at acceptable cost and quality levels and in compliance with FDA and other foreign regulatory requirements;
•attract and retain experienced management and advisory teams;
•raise additional funds when needed and on terms acceptable to us;
•commercially launch batoclimab, IMVT-1402 or any future product candidate, if approved, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;
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

Because of the numerous risks and uncertainties associated with product development, including delays in subject enrollment or interruptions in clinical trial supplies or investigational product, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if batoclimab, IMVT-1402 or any future product candidate is approved for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and you may lose some or all of your investment.

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

In the future, we may also decide to collaborate with other pharmaceutical companies for the development and potential commercialization of our product candidates in the U.S. or other countries or territories. We will likely face significant competition in seeking appropriate collaborators. We may not be successful in our efforts to establish a strategic partnership or other alternative arrangements for our product candidates because they may be deemed to be at too early of a stage of development for collaborative effort and third parties may not view our product candidates as having the requisite potential to demonstrate safety and efficacy. If and when we collaborate with a third party for development and commercialization of a product candidate, we can expect to relinquish some or all of the control over the future success of that product candidate to the third party. Our ability to reach a definitive agreement for a collaboration will depend upon, among other things, our assessment of the collaborator’s resources and expertise, the terms and conditions of the proposed collaboration and the proposed collaborator’s evaluation of a number of factors.

We will require additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development and commercialization of batoclimab and IMVT-1402.

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize batoclimab and IMVT-1402. These expenditures will include costs associated with the HanAll Agreement, pursuant to which we are required to reimburse HanAll for half of budgeted research and development costs incurred by them with respect to batoclimab (up to an aggregate reimbursement amount of $20.0 million), make payments in connection with the achievement of certain regulatory milestones prior to generating any product sales (including the initiation of certain clinical trials for batoclimab), make significant further payments upon the achievement of certain sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab or IMVT-1402, if approved.

We will require additional capital to complete the development and potential commercialization of batoclimab and IMVT-1402. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the ongoing COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, decades-high inflation and rising interest rates and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•the timing, progress, costs and results of our clinical trials for batoclimab and IMVT-1402;
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
•the cost of establishing sales, marketing and distribution capabilities for batoclimab, IMVT-1402 or any future product candidate in regions where we choose to commercialize such product candidate on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We do not have any committed external source of funds. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of batoclimab, IMVT-1402 and any future product candidates or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of batoclimab or IMVT-1402, we are unable to estimate the associated amounts of increased capital outlays, operating expenditures and capital requirements.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs or batoclimab, IMVT-1402 or any future product candidate or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

We rely on the HanAll Agreement to provide us rights to the core intellectual property relating to batoclimab and IMVT-1402. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development and commercialization of batoclimab and IMVT-1402.

We have licensed our core intellectual property relating to batoclimab and IMVT-1402 from HanAll under the HanAll Agreement. If, for any reason, the HanAll Agreement is terminated or we otherwise lose those rights, it would adversely affect our business. The HanAll Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. We are also required to reimburse HanAll for half of budgeted research and development costs incurred by them with respect to batoclimab and IMVT-1402, up to an aggregate reimbursement amount of $20.0 million. If we breach any material obligations or use the intellectual property licensed to us in an unauthorized manner, under the HanAll Agreement, we may be required to pay damages to our collaborators and they may have the right to terminate the applicable licenses, which would result in us being unable to develop, manufacture and sell batoclimab, if approved.

The HanAll Agreement obligates us to make milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab and IMVT-1402.

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $442.5 million upon the achievement of certain development and regulatory milestone events (including the initiation of certain clinical trials for batoclimab and IMVT-1402), which events will occur prior to our planned commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

We may have difficulties identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors, including training additional qualified personnel. Also, our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of batoclimab, IMVT-1402 and any future product candidate. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize batoclimab, IMVT-1402 or any future product candidate and compete effectively will partly depend on our ability to effectively manage any future growth.

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

Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidates or cause delays and disruptions for the approval of our product candidate, if at all. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.

International expansion of our business exposes us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the U.S.

Part of our business strategy involves potentially expanding internationally with third-party collaborators to seek regulatory approval for batoclimab, IMVT-1402 and any future product candidates outside the U.S. Doing business internationally involves a number of risks, including but not limited to:

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

We also expect that there will continue to be new or amended laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various foreign jurisdictions. For example, in May 2018, the General Data Protection Regulation (“GDPR”) went into effect in the EEA. The GDPR imposes more stringent data protection requirements and requires us to give more detailed disclosures about how we collect, use and share personal information, contractually commit to data protection measures in our contracts with clients, maintain adequate data security measures, notify regulators and affected individuals of certain data breaches, meet extensive privacy governance and documentation requirements and honor individuals’ data protection rights, including their rights to access, correct and delete their personal information. The GDPR provides greater penalties for noncompliance than previous data protection laws. Companies that violate the GDPR can face private litigation, restrictions on data processing and fines of up to the greater of 20 million Euros or 4% of their worldwide annual revenue. Our or our customers’, partners’, or vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to provide our product and services or conduct clinical trials in the EEA. We may also be obligated to assist our customers, partners, and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our customers, partners, and vendors in complying with the GDPR or complying with the GDPR ourselves may cause us to incur substantial operational costs or require us to change our business practices.

In addition, the regulation of data transfers between the EEA and U.K. remains subject to post-Brexit uncertainty. On June 28, 2021, the European Commission issued an adequacy decision under the GDPR which allows transfers of personal information from the EEA to the U.K. to continue without restriction for a period of four years ending June 27, 2025. During these four years, the European Commission will continue to monitor the legal situation in the U.K. and can intervene if the U.K. deviates from the level of data protection in place at the time of issuance of the adequacy decision. If the adequacy decision is withdrawn or not renewed, transfers of personal information from the EEA to the U.K. will require a valid transfer mechanism and companies making such transfers may be required to implement new processes and put new agreements in place to continue making such transfers. Additionally, although U.K. privacy, data protection and information security law is designed to be consistent with the GDPR, uncertainty remains regarding how data transfers to and from the U.K. will be regulated notwithstanding Brexit.

In addition, the GDPR includes restrictions on cross-border data transfers. A decision by the Court of Justice of the European Union (CJEU) (the Schrems II ruling) has invalidated the E.U.-U.S. Privacy Shield Framework, which was one of the primary mechanisms used by U.S. companies to import personal information from Europe. Similarly, the Swiss Federal Data Protection and Information Commissioner opined that the Swiss-U.S. Privacy Shield is inadequate for transfers of data from Switzerland to the U.S. On June 4, 2021, the European Commission adopted new Standard Contractual Clauses (“SCCs”) that are designed to be a mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, the SCCs are a valid mechanism to transfer personal information outside of the EEA. The SCCs, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. Moreover, due to potential legal challenges, uncertainty exists regarding whether the SCCs will remain a valid mechanism. The new SCCs may increase the legal risks and liabilities under European privacy, data protection, and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs, any transfers by us or our vendors of personal information from Europe may not comply with European data protection laws, which may increase our exposure to European data protection laws’ heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of European personal information outside of Europe (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products. The U.K. is not subject to the European Commission’s revised SCCs but has published its own transfer mechanism, the International Data Transfer Agreement (“IDTA”), which enables transfers from the U.K. We will be required to implement these new safeguards when conducting restricted data transfers under the GDPR and the U.K. GDPR and doing so will require significant effort and cost. In addition, additional measures may be required even when relying on SCCs or the IDTA, where the laws of the importer’s country do not offer an adequate level of protection, such as the U.S. Use of SCCs and IDTA must consequently be assessed on a case-by-case basis taking into account the legal regime applicable in the destination country, in particular applicable surveillance laws and rights of individuals.

On March 25, 2022, the European Commission and the United States announced that they had agreed, in principle, on a successor of the previously invalidated Privacy Shield Framework, the Trans-Atlantic Data Privacy Framework. On October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for United States Signals Intelligence Activities”. The European Commission is now preparing a draft adequacy decision for adoption that takes into account the Executive Order. However, a related adoption is not expected before spring 2023 and it is remained to be seen whether the new adequacy decision would withstand scrutiny by the CJEU if the adequacy decision’s validity was to be challenged.

Further, the risk of GDPR litigation may increase because of a recent decision of the CJEU. The CJEU ruled that a consumer protection association may bring representative actions alleging breaches of the GDPR even when the consumer protection association does not have a mandate to take action from any specific individuals and a specific breach of any individual’s data protection rights was not demonstrated.

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

The use of batoclimab, IMVT-1402 and any future product candidate in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies, government authorities or others taking or otherwise coming into contact with any approved products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

The product liability insurance we currently carry and any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for batoclimab, IMVT-1402 or any future product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization any approved product.

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

Separately, in response to the COVID-19 pandemic, the FDA adopted a risk-based approach to the inspection of foreign and domestic manufacturing facilities and similar restrictions. The use of alternative regulatory tools may delay FDA or foreign regulatory authority actions. If a prolonged government shutdown occurs or if global health concerns continue to prevent the FDA or other foreign regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on our business.

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

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and rely on third parties to produce clinical supplies and commercial supplies of batoclimab and IMVT-1402. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers which may delay or prevent our ability to obtain marketing approval or commercialize batoclimab or IMVT-1402 if approved.

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. We rely on third parties to produce clinical supplies and commercial supplies of batoclimab and IMVT-1402. For example, in November 2021, we entered into an agreement with Samsung Biologics Co., Ltd. to manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. Additional third-party vendors may be difficult to identify for our product candidate process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. Any significant delay in the supply of batoclimab, IMVT-1402 or the raw material components thereof, or in placebo controls for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of batoclimab, IMVT-1402 or any future product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for batoclimab, IMVT-1402 or any future product candidate, the commercial launch of such product candidate would be delayed or there would be a shortage in supply, due to the COVID-19 pandemic or otherwise, which would impair our ability to generate revenue from the sale of such product candidate. In addition, batoclimab and IMVT-1402 are biologics and require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Our future success depends on our ability to maintain and continuously improve our quality management program to monitor the manufacturing processes used by third-party manufacturers and our reliance on third-party manufacturers does not relieve us of our regulatory responsibilities. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process, which may not be detectable by us in a timely manner, could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims and insufficient inventory. A quality or safety issue emanating from manufacturing failures may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

The facilities used by our contract manufacturers to manufacture batoclimab, IMVT-1402 or any future product candidate must be approved by the FDA pursuant to inspections that will be conducted after we submit our BLA to the FDA. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidate. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidate or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market batoclimab, IMVT-1402 or any future product candidate, if approved. Further, our reliance on third-party manufacturers entails risks, including:

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

Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our products, as well as product recalls or product withdrawals. Some of these events could be the basis for FDA or other foreign regulatory authority action, including injunction, recall, seizure or total or partial suspension of production.

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

We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA and are also required by the competent authorities of EEA countries and other comparable foreign regulatory authorities to comply with the International Council for Harmonization guidelines for batoclimab or any of our future product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations and our reliance on the CROs does not relieve us of our regulatory responsibilities. Therefore, the success of our clinical trials depends on our ability to maintain and continuously improve our quality management program to monitor our CROs’ compliance with applicable regulations. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies. Further, our or our CROs’ inability to address a quality or safety issue may result in, among others, adverse inspection reports, warning letters, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

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

As product candidates proceed through nonclinical studies to late-stage clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause batoclimab or any future product candidate to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval or similar. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of batoclimab, IMVT-1402 or any future product candidate or jeopardize our ability to commence sales and generate revenue.

Risks Related to Our Intellectual Property
Our product candidates for which we intend to seek approval as a biological product may face competition sooner than anticipated.
In the U.S., the Biologics Price Competition and Innovation Act (“BPCIA”) created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. New biologics, such as batoclimab or IMVT-1402, may be entitled to regulatory exclusivity under the BPCIA. The BPCIA grants new biologics 12 years of FDA-granted exclusivity. Further, under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. During the period of exclusivity, however, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own clinical data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. After the expiration of the exclusivity period, the FDA can approve a biosimilar product through an abbreviated approval process. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.
We believe that our product candidates, batoclimab and IMVT-1402, as biological products, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

If we are unable to obtain and maintain patent protection for batoclimab, IMVT-1402 or any future product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to batoclimab, IMVT-1402 and any future product candidates. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad related to our current and future drug development programs and product candidates, successfully defending our intellectual property rights against third-party challenges and successfully enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
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
The patent applications that we in-license in the U.S. or in other foreign countries may fail to result in issued patents with claims that protect our product candidates or result in patents that are narrowed, invalidated or held unenforceable following challenge in certain jurisdictions. We cannot guarantee any current or future patents will provide us with any meaningful protection or competitive advantage. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent. The examination process may require us to narrow our claims, which may limit the scope of any patent protection we obtain. Even if patents do successfully issue based on our patent applications and even if such patents cover our product candidates, uses of our product candidates or other aspects related to our product candidates, third parties may challenge their validity, ownership, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates, if approved, and technologies. Other companies may also design around our patents. Third parties may have blocking patents that could prevent us from marketing our product candidates, if approved, or practicing our own patented technology. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate while under patent protection could be reduced. If any of our patents expire or are challenged, invalidated, circumvented or otherwise limited by third parties prior to the commercialization of our product candidates and if we do not own or have exclusive rights to other enforceable patents protecting our product candidates, competitors and other third parties could market products that are substantially similar to ours and our business would suffer.
If the patent applications we hold or have in-licensed with respect to our development programs and our product candidates fail to issue, if their breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our product candidates, batoclimab and IMVT-1402, it could dissuade companies from collaborating with us to develop our product candidates and threaten our ability to commercialize future drugs. Any such outcome could have an adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application.
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

Patent reform legislation in the U.S. could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. For example, the Leahy Smith America Invents Act (the “Leahy-Smith Act”) was signed into law in 2011 and includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to attack the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter party review, and derivation proceedings. After March 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention.

Publications of discoveries in scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not until a patent issues. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect batoclimab, IMVT-1402 or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize batoclimab, IMVT-1402 or any future product candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize batoclimab, IMVT-1402 or any future product candidates.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices, both in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection of our products. Moreover, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, is limited. Without patent protection for batoclimab, IMVT-1402 or any future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The validity, scope and enforceability of any patents that cover a biologic subject to approval by the FDA via a BLA, such as batoclimab, can be challenged by third parties.

For biologics subject to approval by the FDA via a BLA, such as batoclimab or IMVT-1402, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA, requires a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of or render unenforceable some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could limit our ability to prevent third parties from competing with batoclimab, IMVT-1402 or any future product candidates.
We may not be able to protect or enforce our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on batoclimab, IMVT-1402 or any future product candidates in all countries throughout the world would be prohibitively expensive and even in countries where we have sought protection for our intellectual property, such protection may be less extensive than that provided in the U.S. The requirements for patentability may differ in certain countries, particularly developing countries and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect patent rights to the same extent as federal laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in certain jurisdictions. Competitors may exploit our inventions in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
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
If we are not able to obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for batoclimab, IMVT-1402 or other product candidates that we may identify, our business may be harmed.
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
It is possible that we will not obtain patent term extension under the Hatch-Waxman Act for a U.S. patent covering batoclimab, IMVT-1402 or other product candidates that we may identify even where that patent is eligible for patent term extension or if we obtain such an extension, it may be for a shorter period than we had sought. Further, for patents we may later in-license or jointly own, we may not have the right to control patent prosecution, including filing with the USPTO a petition for patent term extension under the Hatch-Waxman Act. Thus, if one of these patents was eligible for patent term extension under the Hatch-Waxman Act, we might not be able to control whether a petition to obtain a patent term extension would be filed or obtained from the USPTO.

We do not have rights to protect intellectual property in certain territories and may be unable to adequately protect our rights.

We do not have rights to develop, manufacture, use or commercialize batoclimab, IMVT-1402 or other assets licensed from HanAll in jurisdictions outside the Licensed Territory. One or more third parties may challenge patents corresponding to the patent portfolio licensed to us from HanAll in jurisdictions outside the Licensed Territory and HanAll may not reasonably cooperate in the defense and enforcement of such patents with us, which could impair our ability to defend or enforce our rights to corresponding patents in jurisdictions within the Licensed Territory.

If we fail to comply with our obligations under any license, collaboration or other agreements, including the HanAll Agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates.

We have licensed certain intellectual property rights, including certain intellectual property rights covering our product candidates, batoclimab and IMVT-1402, from HanAll. We are heavily dependent on the HanAll Agreement for the development, manufacture and commercialization of our product candidates, batoclimab and IMVT-1402. If, for any reason, our licenses under the HanAll Agreement are terminated or we otherwise lose those rights, it could adversely affect our business. The HanAll Agreement imposes and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and HanAll, as the licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms or enable a competitor to gain access to the licensed technology.

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
In addition, the agreement under which we currently license intellectual property or technology from HanAll is complex, and certain provisions in the agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have an adverse effect on our business, financial condition, results of operations and business prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize such affected product candidates, which could have an adverse effect on our business, financial conditions, results of operations and business prospects.
Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and our patent protection could be reduced or eliminated for noncompliance with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and fee payment during the life of a patent. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering batoclimab, IMVT-1402 or any of our future product candidates, our competitors might be able to enter the market earlier than anticipated, which would have an adverse effect on our business.

We may need to license intellectual property from third parties and such licenses may not be available or may not be available on commercially reasonable terms.

A third party may hold intellectual property, including patent rights that are important or necessary to the development of any of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize batoclimab, IMVT-1402 or any future product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms. Our business would be harmed if we are not able to obtain such a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology.

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
Third-party claims or litigation alleging infringement of patents or other proprietary rights or seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of our product candidates.
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
There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents or until such patents expire. Similarly, if any third-party patent was to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize our product candidates. Defending these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected products, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize our product candidates, which could harm our business significantly. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business.

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because they have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays or prohibit us from manufacturing, importing, marketing or otherwise commercializing our product candidates or any future product candidates. Any uncertainties resulting from the initiation and continuation of any litigation could have an adverse effect on our ability to raise additional funds or otherwise have an adverse effect on our business, results of operation, financial condition or cash flows.
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
We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates or any future product candidates, resulting in either an injunction prohibiting our sales or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might adversely affect our ability to develop and market our product candidates or any future product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is or may be relevant to or necessary for the commercialization of our product candidates or any future product candidates in any jurisdiction. Patent applications in the U.S. and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Therefore, patent applications covering our product candidates or any future product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates or any future product candidates, including the use thereof, provided such pending patent applications result in issued patents, our ability to develop and market our product candidates or any future product candidates can be adversely affected in jurisdictions where such patents issue.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidate, if approved. We may incorrectly determine that our applicable product candidate is not covered by a third-party patent or may incorrectly predict whether a third-party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect, and our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates or any future product candidates, if approved.

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

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceeding could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO or made a materially misleading statement during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art of which we and the patent examiner were unaware during prosecution. For patents and patent applications that we may in-license, we may have a limited right or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on batoclimab, IMVT-1402 or any future product candidates. Such a loss of patent protection could harm our business.

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

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect batoclimab, IMVT-1402 or any of our future product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents relating to our product candidates, batoclimab and IMVT-1402, and any future product candidates. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or USPTO rules and regulations could increase the uncertainties and costs.
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
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of shares of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials and internal research programs or in-license needed technology or any future product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties or enter into development collaborations that would help us commercialize our product candidates or any future product candidates, if approved.

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

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights afford only limited protection, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•others may be able to make formulations or compositions that are the same as or similar to batoclimab, IMVT-1402 or future product candidates but that are not covered by the claims of the patents that we own or have licensed;
•others may be able to make a product that is similar to our product candidates and not covered by the patents that we exclusively licensed and have the right to enforce;
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
•third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;
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

As of October 28, 2022, RSL beneficially owned approximately 57.1% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In September 2021, RSL completed its business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, and became a publicly-traded corporation. There has been and may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•results of clinical trials for batoclimab, IMVT-1402 or any future product candidate or those of our competitors;
•sales of shares of our common stock by us or sales or purchases of our common stock by our stockholders in the future, including RSL;
•any delay in the commencement, enrollment and ultimate completion of our clinical trials;
•any delay in filing a BLA or similar application for batoclimab, IMVT-1402 or any future product candidate and any adverse development or perceived adverse development with respect to the FDA or other foreign regulatory authority’s review of that BLA or similar application, as the case may be;
•failure to successfully develop and commercialize batoclimab, IMVT-1402 or any future product candidate;

•inability to obtain additional funding;
•regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to batoclimab or any future product candidate;
•adverse regulatory decisions;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for batoclimab, IMVT-1402 or any future product candidate or the inability to do so at acceptable prices;
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

Immunovant, Inc.

Date: November 4, 2022	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer