Form 10-Q
period 2022-12-31
Immunovant, Inc.
filed 2023-02-03
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 27, 2023, there were 130,245,335 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2022

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$432,608	$493,817
Accounts receivable	704	12,229
Prepaid expenses and other current assets	21,110	6,885
Total current assets	454,422	512,931
Operating lease right-of-use assets	1,459	2,303
Property and equipment, net	362	330
Total assets	$456,243	$515,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,004	$18,629
Accrued expenses	26,050	24,746
Current portion of operating lease liabilities	1,205	1,145
Total current liabilities	41,259	44,520
Operating lease liabilities, net of current portion	306	1,219
Total liabilities	41,565	45,739
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at December 31, 2022 and March 31, 2022	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2022 and March 31, 2022	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 129,260,254 shares issued and outstanding at December 31, 2022 and 500,000,000 shares authorized, 116,482,899 shares issued and outstanding at March 31, 2022	13	12
Additional paid-in capital	920,197	824,796
Accumulated other comprehensive income	1,383	404
Accumulated deficit	(506,915)	(355,387)
Total stockholders’ equity	414,678	469,825
Total liabilities and stockholders’ equity	$456,243	$515,564

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Operating expenses:
Research and development	$42,252	$29,756	$108,420	$69,822
Acquired in-process research and development	10,000	—	10,000	—
General and administrative	11,775	11,515	35,597	38,984
Total operating expenses	64,027	41,271	154,017	108,806
Interest income, net	(2,944)	—	(4,098)	—
Other expense	1,757	114	609	825
Loss before provision (benefit) for income taxes	(62,840)	(41,385)	(150,528)	(109,631)
Provision (benefit) for income taxes	387	—	1,000	(72)
Net loss	$(63,227)	$(41,385)	$(151,528)	$(109,559)
Net loss per common share – basic and diluted	$(0.49)	$(0.36)	$(1.26)	$(1.02)
Weighted-average common shares outstanding – basic and diluted	128,574,190	115,025,191	120,665,299	107,447,745

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(63,227)	$(41,385)	$(151,528)	$(109,559)
Other comprehensive (loss) income:
Foreign currency translation adjustments	2,620	(23)	979	717
Total other comprehensive (loss) income	2,620	(23)	979	717
Comprehensive loss	$(60,607)	$(41,408)	$(150,549)	$(108,842)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Stock options exercised and restricted stock units vested and settled	—	—	41,259	—	21	—	—	21
Capital contribution – stock-based compensation	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	7,555	—	—	7,555
Foreign currency translation adjustments	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	—	(40,373)	(40,373)
Balance at June 30, 2022	10,000	$—	116,524,158	$12	$832,504	$(263)	$(395,760)	$436,493
Restricted stock units vested and settled	—	—	89,930	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	106	—	—	106
Stock-based compensation	—	—	—	—	8,051	—	—	8,051
Foreign currency translation adjustments	—	—	—	—	—	(974)	—	(974)
Net loss	—	—	—	—	—	—	(47,928)	(47,928)
Balance at September 30, 2022	10,000	$—	116,614,088	$12	$840,661	$(1,237)	$(443,688)	$395,748
Issuance of common stock upon underwritten offering	—	—	12,500,000	1	70,227	—	—	70,228
Stock options exercised and restricted stock units vested and settled	—	—	146,166	—	403	—	—	403
Capital contribution – stock-based compensation	—	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	—	8,856	—	—	8,856
Foreign currency translation adjustments	—	—	—	—	—	2,620	—	2,620
Net loss	—	—	—	—	—	—	(63,227)	(63,227)
Balance at December 31, 2022	10,000	$—	129,260,254	$13	$920,197	$1,383	$(506,915)	$414,678

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Restricted stock units vested and settled	—	—	6,352	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	41	—	—	41
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	91	—	—	91
Stock-based compensation	—	—	—	—	3,820	—	—	3,820
Foreign currency translation adjustments	—	—	—	—	—	571	—	571
Net loss	—	—	—	—	—	—	(30,471)	(30,471)
Balance at June 30, 2021	10,000	$—	97,977,595	$10	$594,377	$273	$(229,128)	$365,532
Issuance of common stock upon investment by Roivant Sciences Ltd.	—	—	17,021,276	2	199,998	—	—	200,000
Capital contribution – stock-based compensation	—	—	—	—	692	—	—	692
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	38	—	—	38
Stock-based compensation	—	—	—	—	7,669	—	—	7,669
Foreign currency translation adjustments	—	—	—	—	—	169	—	169
Net loss	—	—	—	—	—	—	(37,703)	(37,703)
Balance at September 30, 2021	10,000	$—	114,998,871	$12	$802,774	$442	$(266,831)	$536,397
Restricted stock units vested and settled	—	—	110,962	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	205	—	—	205
Stock-based compensation	—	—	—	—	9,954	—	—	9,954
Foreign currency translation adjustments	—	—	—	—	—	(23)	—	(23)
Net loss	—	—	—	—	—	—	(41,385)	(41,385)
Balance at December 31, 2021	10,000	$—	115,109,833	$12	$812,933	$419	$(308,216)	$505,148

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities
Net loss	$(151,528)	$(109,559)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	24,750	22,381
Depreciation on property and equipment	139	87
Non-cash lease expense	844	831
Changes in operating assets and liabilities:
Accounts receivable	11,762	(7,918)
Prepaid expenses and other current assets	(14,297)	4,109
Accounts payable	(4,495)	1,383
Accrued expenses	1,278	16,188
Operating lease liabilities	(853)	(658)
Net cash used in operating activities	(132,400)	(73,156)
Cash flows from investing activities
Purchase of property and equipment	(171)	(136)
Net cash used in investing activities	(171)	(136)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten offering	70,500	—
Payment of offering costs	(272)	—
Proceeds from stock options exercised	424	—
Proceeds from investment by Roivant Sciences Ltd.	—	200,000
Capital contributions	—	129
Net cash provided by financing activities	70,652	200,129
Effect of exchange rate changes on cash and cash equivalents	710	20
Net change in cash and cash equivalents	(61,209)	126,857
Cash and cash equivalents – beginning of period	493,817	400,146
Cash and cash equivalents – end of period	$432,608	$527,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. (together with its wholly owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative product pipeline includes batoclimab, formerly referred to as IMVT-1401, and IMVT-1402, both of which are novel, fully human, monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as a simple, subcutaneous injection with dosing that the Company believes can be tailored based on disease severity and stage, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibodies that cause inflammation and disease. IMVT-1402 has also demonstrated deep IgG antibody reduction in animal studies.

The Company has determined that it has one operating and reporting segment.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2022, the Company’s cash and cash equivalents totaled $432.6 million and its accumulated deficit was $506.9 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of December 31, 2022 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

Note 2 — Summary of Significant Accounting Policies

[A] Basis of Presentation

The Company’s fiscal year ends on March 31 and its first three fiscal quarters end on June 30, September 30, and December 31, respectively. The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to current year presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended December 31, 2022 are not necessarily indicative of those expected for the year ending March 31, 2023 or for any future period. The condensed consolidated balance sheet as of March 31, 2022 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on June 8, 2022.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic, geopolitical tensions and resulting global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession in the U.S. has had on its operations and financial results as of December 31, 2022 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of December 31, 2022, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At December 31, 2022, cash and cash equivalents included $339.7 million of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. There were no cash equivalents as of March 31, 2022.

[F] Research and Development Expenses

Research and development costs with no alternative future use are expensed as incurred. Research and development expenses primarily consist of employee-related costs and expenses from third parties who conduct research and development activities (including manufacturing) on behalf of the Company. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by CROs. In making these estimates, the Company considers various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment. The Company accrues costs for non-clinical studies and contract manufacturing activities over the service periods specified in the contracts and are adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external services providers as to the progress toward completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred.

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

[G] Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses include payments made or due in connection with license agreements upon the achievement of development and regulatory milestones.

The Company evaluates in-licensed agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expenses in its condensed consolidated statements of operations. Payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of product sales over the remaining useful life of the asset.

[H] Stock-based Compensation

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended December 31,
	2022	2021
Preferred stock as converted	10,000	10,000
Options	11,277,282	6,703,576
Restricted stock units	4,528,774	3,536,809
Total	15,816,056	10,250,385

[J] Recent Accounting Pronouncements

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

•Up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of December 31, 2022) upon the achievement of certain development, regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

In the fiscal 2023 third quarter, the Company achieved its second development and regulatory milestone under the HanAll Agreement of $10.0 million, which was recorded as acquired in-process research and development expenses and accounts payable in the accompanying unaudited condensed consolidated statements of operations and balance sheet, respectively, as of, and for the three and nine months ended December 31, 2022.

As of December 31, 2022, the Company does not have any additional amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

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

As of December 31, 2022, the remaining minimum purchase commitment related to this agreement is estimated to be approximately $33.1 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2022	March 31, 2022
Research and development expenses	$18,220	$18,196
Accrued bonuses	5,345	4,456
Legal and other professional fees	283	679
Other expenses	2,202	1,415
Total accrued expenses	$26,050	$24,746
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

For the three and nine months ended December 31, 2022, the Company was charged $0 and $0.4 million, respectively, under the Services Agreements, which are included in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended December 31, 2021, the Company was charged $0.2 million and $0.3 million, respectively, under the Services Agreements, of which $0 and $0.1 million, respectively, were treated as capital contributions in the accompanying unaudited condensed consolidated financial statements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended December 31, 2022 and 2021, the Company incurred $0.3 million in each period in rent expense under these operating leases. During the nine months ended December 31, 2022 and 2021, the Company incurred $0.9 million in each period in rent expense under these operating leases.

RSL Share Purchases

In October 2022, RSL purchased 416,667 shares of the Company’s common stock pursuant to an underwritten offering on the same terms as other investors in the offering. See Note 7 – Stockholders’ Equity.

On August 2, 2021, the Company and RSL entered into a share purchase agreement pursuant to which the Company issued 17,021,276 shares of the Company’s common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 and received aggregate net proceeds of $200.0 million. Prior to the share issuance, the Company and RSL explored alternative potential transactions whereby the Company incurred additional costs, including $5.0 million in financial advisory fees, which are included in general and administrative expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended December 31, 2021.

Note 6 — Income Taxes

The Company’s effective tax rates were (0.62)% and 0% for the three months ended December 31, 2022 and 2021, respectively, and (0.66)% and 0.07% for the nine months ended December 31, 2022 and 2021, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of December 31, 2022, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of December 31, 2022, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of December 31, 2022.

Common Stock

As of December 31, 2022, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 129,260,254 shares of common stock issued and outstanding. In October 2022, the Company completed an underwritten offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at an offering price of $6.00 per share, for net proceeds to the Company of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

The Company has reserved the following shares of common stock for issuance:

	December 31, 2022	March 31, 2022
Conversion of Series A preferred stock	10,000	10,000
Options outstanding	11,277,282	8,018,731
Restricted stock units outstanding	4,836,535	2,816,197
Equity awards available for future grants	1,286,372	2,188,860
Total	17,410,189	13,033,788

The reserved shares underlying restricted stock units above include 307,761 restricted stock units that vested but were not settled as of December 31, 2022.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2022, 4,659,315 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of December 31, 2022, options to purchase 8,355,667 shares of common stock and 4,528,774 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 1,286,372 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Equity Incentive Plan (the “2018 Plan”). As of December 31, 2022, 2,921,615 stock options were outstanding under the 2018 Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2022	8,018,731	$8.48	8.52	$60
Granted	3,622,676	5.60
Exercised	(57,678)	7.35
Forfeited	(275,038)	6.31
Expired	(31,409)	8.69
Balance - December 31, 2022	11,277,282	$7.61	8.34	$114,573
Exercisable - December 31, 2022	4,607,462	$8.86	7.28	$41,192

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of December 31, 2022. The intrinsic value of stock options exercised for the nine months ended December 31, 2022 was $0.2 million. There were no stock options exercised during the nine months ended December 31, 2021. The stock options granted during the nine months ended December 31, 2022 had a weighted-average grant date fair value per share of $4.22.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Risk-free interest rate	3.85% - 4.21%	1.17% - 1.36%	2.74% - 4.21%	0.80% - 1.36%
Expected term, in years	6.11	6.11	6.11	6.03 - 6.11
Expected volatility	89.37% - 92.43%	86.74% - 87.78%	87.12% - 92.43%	82.92% - 91.15%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2022	2,670,864	$9.12
Issued	2,473,469	5.46
Vested	(383,109)	12.24
Forfeited	(232,450)	7.74
Nonvested as of December 31, 2022	4,528,774	$6.92

Stock-based Compensation Expense

For the three and nine months ended December 31, 2022 and 2021, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Research and development expenses	$4,137	$4,797	$11,556	$8,602
General and administrative expenses	4,719	5,157	12,906	12,841
Total stock-based compensation	$8,856	$9,954	$24,462	$21,443

As of December 31, 2022, total unrecognized compensation expense related to non-vested stock options and RSUs was $38.2 million and $20.7 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.71 years and 2.83 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, stock-based compensation expense of $0 and $0.1 million was recorded for the three months ended December 31, 2022 and 2021, respectively, and $0.1 million and $0.4 million for the nine months ended December 31, 2022 and 2021, respectively, in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three months ended December 31, 2022 and 2021, the Company recorded $0.1 million and $0.1 million, respectively, and for the nine months ended December 31, 2022 and 2021, the Company recorded $0.3 million and $0.5 million, respectively, of stock-based compensation expense related to these RSUs. As of December 31, 2022, there was $0.1 million of unrecognized compensation expense related to unvested RSL RSUs.

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

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of December 31, 2022, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $33.1 million, of which $1.1 million is expected to be paid during the fiscal year ending March 31, 2023, $13.7 million is expected to be paid during the fiscal year ending March 31, 2024 and $18.3 million is expected to be paid during the fiscal year ending March 31, 2026. During the three and nine months ended December 31, 2022, the Company recorded $1.2 million and $2.9 million, respectively, of research and development expenses related to the PSA, of which $1.8 million was paid as of December 31, 2022. See Note 3 - Material Agreements for additional details.

As of December 31, 2022, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

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

Note 10 — Subsequent Event

2023 Inducement Plan

On February 1, 2023, the Company's Board of Directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. Our innovative product pipeline includes batoclimab, formerly referred to as IMVT-1401, and IMVT-1402, both of which are novel, fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Batoclimab and IMVT-1402 are the result of a multi-step, multi-year research program conducted by HanAll Biopharma Co., Ltd., to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

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

We are currently developing batoclimab for myasthenia gravis (“MG”), thyroid eye disease (“TED”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and Graves’ disease (“GD”). Based on strategic portfolio considerations, we have decided to preserve warm autoimmune hemolytic anemia (“WAIHA”) as a potential indication for IMVT-1402 and not pursue a WAIHA indication for batoclimab.

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

As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab and IMVT-1402, if developed and approved for commercial sale, would be differentiated from currently available, more invasive treatments for advanced IgG-mediated autoimmune diseases. Based on third-party patient prevalence estimates for the more than 15 indications that have been announced by multiple companies for clinical development with anti-FcRn assets, including our planned development of batoclimab in MG, TED, CIDP and GD, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the United States (the “U.S.”) and Europe (Europe includes all European Union countries (the “E.U.”), Norway, Lichtenstein and Iceland (together with the E.U. countries the “EEA”), the United Kingdom (the “U.K.”) and Switzerland).

To the extent we choose to develop batoclimab and IMVT-1402 as potential treatments for certain of these rare diseases, we plan to seek orphan drug designation in the United States and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In July 2021, we were granted orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for batoclimab for the treatment of MG and, in August 2022, we received orphan drug designation from the European Commission for batoclimab for the treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab and/or IMVT-1402 where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use. We may seek orphan drug designation for batoclimab and/or IMVT-1402 in other indications in Europe.

Recent Developments in Our Clinical Programs

For IMVT-1402, our next generation FcRn inhibitor, we plan to initiate a Phase 1 trial in early calendar year 2023, contingent on clearance of our IND application. Initial data from this trial are expected to be available in mid-calendar year 2023.

In the fiscal 2023 first quarter, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG. We expect top-line data from this trial to be available in the second half of calendar year 2024.

In the fiscal 2023 third quarter, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. We expect top-line results from this program to be available in the first half of calendar year 2025.

In the fiscal 2023 third quarter, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. We expect initial data from this trial to be available in the first half of calendar year 2024.

For GD, we plan to initiate a Phase 2 clinical trial to evaluate batoclimab in this indication in early calendar year 2023. We expect initial results from this trial to be available in the second half of calendar year 2023.

Based on strategic portfolio considerations, we have decided to preserve WAIHA as a potential indication for IMVT-1402 and not pursue a WAIHA indication for batoclimab.

COVID-19 Business Update

The COVID-19 pandemic continues to present global public health and economic challenges that may impact our business. Currently, we have not suffered significant adverse consequences as a result of the COVID-19 pandemic. However, the impact on our future operations and financial results will largely depend on future developments related to COVID-19, which are highly uncertain and cannot be accurately predicted, such as the continued emergence of new variants of COVID-19, the ultimate duration of the pandemic, the continuing impact of the pandemic on financial markets and the global economy, clinical trial sites and patients, travel restrictions and other preventative measures implemented in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to manage the pandemic, including the availability and effectiveness of vaccines, and vaccine booster shots.

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

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to batoclimab and IMVT-1402 in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and our wholly owned subsidiary, Immunovant Sciences GmbH (“ISG”), for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of December 31, 2022, no amounts were payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

In the fiscal 2023 third quarter, we achieved our second development and regulatory milestone under the HanAll Agreement of $10.0 million, which was recorded as acquired in-process research and development expenses and accounts payable in the accompanying unaudited condensed consolidated statements of operations and balance sheet, respectively, as of, and for the three and nine months ended December 31, 2022. We will be responsible for future contingent payments and royalties, including up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of December 31, 2022) upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

The remaining minimum purchase commitment related to this agreement is estimated to be approximately $33.1 million as of December 31, 2022. During the three and nine months ended December 31, 2022, we recorded $1.2 million and $2.9 million, respectively, of research and development expenses related to the PSA, of which $1.8 million was paid as of December 31, 2022.

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

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase significantly in the short term as we continue our ongoing Phase 3 trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED and a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. In addition, we recently announced plans to initiate a Phase 2 trial for GD in early calendar year 2023, as well as a Phase 1 trial of IMVT-1402 in early calendar year 2023 contingent on clearance of our IND application. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab, increase manufacturing of batoclimab and IMVT-1402 substance and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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

Acquired In-Process Research and Development Expenses

Acquired in-process research and development expenses include payments made or due upon the achievement of certain development and regulatory milestones under the HanAll Agreement.

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

Results of Operations for the Three Months Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$42,252	$29,756	$12,496
Acquired in-process research and development	10,000	—	10,000
General and administrative	11,775	11,515	260
Total operating expenses	64,027	41,271	22,756
Interest income, net	(2,944)	—	(2,944)
Other expense	1,757	114	1,643
Loss before provision for income taxes	(62,840)	(41,385)	(21,455)
Provision for income taxes	387	—	387
Net loss	$(63,227)	$(41,385)	$(21,842)

Research and Development Expenses for the Three Months Ended December 31, 2022 and 2021

The following table summarizes the period-over-period changes in research and development expenses for the three months ended December 31, 2022 and 2021 (in thousands):

	Three Months Ended December 31,		Change
	2022	2021*	$
Batoclimab - Program-specific costs:
Neurology diseases	$12,360	$3,480	$8,880
Endocrine diseases	10,388	5,544	4,844
Hematology diseases	116	3,021	(2,905)
Total Batoclimab - Program-specific costs	22,864	12,045	10,819
IMVT-1402	2,317	—	2,317
Unallocated costs:
Personnel-related expenses including stock-based compensation	12,552	9,362	3,190
Other	4,519	8,349	(3,830)
Total research and development expenses	$42,252	$29,756	$12,496
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $12.5 million, from $29.8 million for the three months ended December 31, 2021 to $42.3 million for the three months ended December 31, 2022.

Batoclimab program-specific research and development costs increased by $10.8 million, from $12.0 million for the three months ended December 31, 2021 to $22.9 million for the three months ended December 31, 2022. This increase reflected $6.3 million of upfront and start-up costs related to our Phase 2b trial for batoclimab as a treatment for CIDP, as well as contract manufacturing costs for process development and drug substance manufacturing in preparation for process performance qualification activities. Also contributing to the increase were $4.6 million of start-up costs for TED due to the initiation of our Phase 3 clinical program, and $2.5 million of ongoing Phase 3 clinical trial costs for MG. Partially offsetting these increases were lower contract manufacturing costs and clinical activities of $2.9 million in WAIHA, primarily reflecting higher costs in the prior-year period from analyzing data and the program-wide data review following the voluntary pause in our clinical trials in February 2021.

For the three months ended December 31, 2022, we incurred $2.3 million of research and development costs related to the development of IMVT-1402, primarily related to pre-clinical studies and contract manufacturing costs.

Unallocated research and development costs decreased by $0.6 million, from $17.7 million for the three months ended December 31, 2021 to $17.1 million for the three months ended December 31, 2022. This decrease reflected lower costs related to cross-indication clinical studies and clinical research costs of $3.8 million, primarily reflecting the Company’s shift to project-related activities to advance the clinical development of batoclimab and IMVT-1402 following the recent initiation of clinical trials in MG, TED and CIDP. These lower costs were offset by higher personnel-related expenses of $3.2 million, primarily reflecting higher headcount to support our strategic objectives as we resumed our clinical activities.

Acquired In-Process Research and Development Expenses for the Three Months Ended December 31, 2022 and 2021

During the three months ended December 31, 2022, acquired in-process research and development expenses were $10.0 million related to the achievement of a development and regulatory milestone for batoclimab in MG as specified in the HanAll Agreement. There were no acquired in-process research and development expenses for the three months ended December 31, 2021.

General and Administrative Expenses for the Three Months Ended December 31, 2022 and 2021

General and administrative expenses increased by $0.3 million, from $11.5 million for the three months ended December 31, 2021 to $11.8 million for the three months ended December 31, 2022. The increase was primarily related to higher personnel-related expenses and information technology costs, partially offset by lower legal and other professional fees.

Results of Operations for the Nine Months Ended December 31, 2022 and 2021

The following table sets forth our results of operations for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021	Change
Operating expenses:
Research and development	$108,420	$69,822	$38,598
Acquired in-process research and development	10,000	—	10,000
General and administrative	35,597	38,984	(3,387)
Total operating expenses	154,017	108,806	45,211
Interest income, net	(4,098)	—	(4,098)
Other expense	609	825	(216)
Loss before provision (benefit) for income taxes	(150,528)	(109,631)	(40,897)
Provision (benefit) for income taxes	1,000	(72)	1,072
Net loss	$(151,528)	$(109,559)	$(41,969)
Research and Development Expenses for the Nine Months Ended December 31, 2022 and 2021

The following table summarizes the period-over-period changes in research and development expenses for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,		Change
	2022	2021*	$
Batoclimab - Program-specific costs:
Neurology diseases	$30,952	$5,664	$25,288
Endocrine diseases	17,212	19,784	(2,572)
Hematology diseases	77	6,906	(6,829)
Total Batoclimab - Program-specific costs	48,241	32,354	15,887
IMVT-1402	7,037	—	7,037
Unallocated costs:
Personnel-related expenses including stock-based compensation	35,608	21,921	13,687
Other	17,534	15,547	1,987
Total research and development expenses	$108,420	$69,822	$38,598
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $38.6 million, from $69.8 million for the nine months ended December 31, 2021 to $108.4 million for the nine months ended December 31, 2022.

Batoclimab program-specific research and development costs increased by $15.9 million, from $32.4 million for the nine months ended December 31, 2021 to $48.2 million for the nine months ended December 31, 2022. This increase reflected $16.0 million of upfront and start-up costs related to our Phase 3 trial for batoclimab as a treatment for MG and $9.3 million of upfront and start-up costs related to our Phase 2b trial of batoclimab as a treatment for CIDP, as well as higher contract manufacturing costs for process development and drug substance manufacturing in preparation for process performance qualification activities. Partially offsetting these increases were lower expenses in TED and WAIHA of $9.7 million, reflecting higher costs in the prior-year period from contract manufacturing, analyzing data and the program-wide data review following the voluntary pause in our clinical trials in February 2021, partially offset by costs related to the current-year period initiation of our Phase 3 clinical program for batoclimab as a treatment for TED.

For the nine months ended December 31, 2022, we incurred $7.0 million of research and development costs related to the development of IMVT-1402, primarily related to pre-clinical studies and contract manufacturing costs.

Unallocated research and development costs increased by $15.7 million, from $37.4 million for the nine months ended December 31, 2021 to $53.1 million for the nine months ended December 31, 2022. This increase reflected higher personnel-related expenses of $13.7 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we resumed our clinical activities and evaluated potential new indications. Also contributing to the increase were higher costs related to cross-indication clinical studies and clinical research costs of $2.0 million, primarily reflecting activities to advance the clinical development of batoclimab and IMVT-1402 in current and potentially new indications.

Acquired In-Process Research and Development Expenses for the Nine Months Ended December 31, 2022 and 2021

During the nine months ended December 31, 2022, acquired in-process research and development expenses were $10.0 million related to the achievement of a development and regulatory milestone for batoclimab in MG as specified in the HanAll Agreement. There were no acquired in-process research and development expenses for the nine months ended December 31, 2021.

General and Administrative Expenses for the Nine Months Ended December 31, 2022 and 2021

General and administrative expenses decreased by $3.4 million, from $39.0 million for the nine months ended December 31, 2021 to $35.6 million for the nine months ended December 31, 2022. Lower financial advisory, legal and other professional fees were partially offset by higher personnel-related expenses and information technology costs.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $432.6 million and $493.8 million as of December 31, 2022 and March 31, 2022, respectively. For the three months ended December 31, 2022 and 2021, we had net losses of $63.2 million and $41.4 million, respectively, and for the nine months ended December 31, 2022 and 2021, we had net losses of $151.5 million and $109.6 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

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

In October 2022, we completed an underwritten offering of 12,500,000 shares of our common stock (including 416,667 shares of common stock purchased by RSL) at an offering price of $6.00 per share, for net proceeds to us of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2022 and 2021 (in thousands):

	Nine Months Ended December 31,
	2022	2021
Net cash used in operating activities	$(132,400)	$(73,156)
Net cash used in investing activities	(171)	(136)
Net cash provided by financing activities	70,652	200,129

Operating Activities

For the nine months ended December 31, 2022, $132.4 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $151.5 million and a net change in operating assets and liabilities of $6.6 million, partially offset by non-cash charges of $25.7 million. The non-cash charges consisted mainly of stock-based compensation of $24.8 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected $14.3 million of higher prepaid expenses and other current assets, driven primarily by payments related to clinical research activities in advance of ongoing and planned clinical trials. Accounts payable decreased $4.5 million, primarily reflecting the timing and level of payments related to contract manufacturing and upfront and start-up research and development costs related to our clinical trials of $14.5 million, partially offset by the $10.0 million payable as a result of the achievement of our second development and regulatory milestone under the HanAll Agreement, which is expected to be paid in the fiscal 2023 fourth quarter. These changes were partially offset by a decrease in accounts receivable of $11.8 million reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with third parties.

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

Investing Activities

For the nine months ended December 31, 2022 and 2021, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the nine months ended December 31, 2022, $70.7 million of cash provided by financing activities primarily consisted of proceeds from our October 2022 underwritten offering of $70.2 million, after deducting underwriting discounts and commissions and offering expenses. Cash provided by financing activities also reflected $0.4 million of proceeds from the exercise of stock options. For the nine months ended December 31, 2021, $200.1 million of cash provided by financing activities primarily consisted of $200.0 million in proceeds from the sale of 17,021,276 shares of common stock to RSL, at a per share price of $11.75 in August 2021.

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

Our short-term and long-term material cash requirements as of December 31, 2022 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. In connection with this agreement, we have a remaining minimum long-term obligation to Samsung of approximately $33.1 million, of which $1.1 million is expected to be paid during the fiscal year ending March 31, 2023, $13.7 million is expected to be paid during the fiscal year ending March 31, 2024 and $18.3 million is expected to be paid during the fiscal year ending March 31, 2026. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of December 31, 2022, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of December 31, 2022) upon the achievement of certain development, regulatory and sales milestone events. In the fiscal 2023 third quarter, we achieved our second development and regulatory milestone under the HanAll Agreement and expect to make a $10.0 million milestone payment in the fiscal 2023 fourth quarter in accordance with the terms of the agreement.

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

Our future minimum lease payments as of December 31, 2022 totaled $1.2 million related to short-term lease liabilities, and $0.3 million related to long-term lease liabilities.

Outlook

Based on our existing cash and cash equivalents balance as of December 31, 2022 of $432.6 million, our research and development plans and our timing expectations related to our development programs for batoclimab and IMVT-1402, we expect to be able to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and nine months ended December 31, 2022, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2022 included in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, the FDA’s, the competent authorities of the E.U. Member States’, the EMA’s, the European Commission’s and other comparable regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the E.U. recently evolved. The E.U. Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each E.U. Member State, leading to a single decision for each E.U. Member State. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all E.U. Member States concerned, and a separate assessment by each E.U. Member State with respect to specific requirements related to its own territory, including ethics rules. Each E.U. Member State’s decision is communicated to the sponsor via the centralized E.U. portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the U.K. will seek to align its regulations with the E.U. The U.K. regulatory framework in relation to clinical trials is derived from existing E.U. legislation (as implemented into U.K. law, through secondary legislation).

On January 17, 2022, the U.K. Medicines and Healthcare products Regulatory Agency launched an eight-week consultation on reframing the U.K. legislation for clinical trials. The consultation closed on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the U.K. chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the U.K. not to closely align its regulations with the new approach that will be adopted in the E.U. may have an effect on the cost of conducting clinical trials in the U.K. as opposed to other countries and/or make it harder to seek a marketing authorization in the E.U. for our product candidates on the basis of clinical trials conducted in the U.K.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials for MG, TED, CIDP, GD and WAIHA due to existing alternative treatments available, including teprotumumab for the treatment of TED, IVIg, plasma exchange and steroids for CIDP, anti-thyroid drugs for GD and rituximab for the treatment of WAIHA, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo.

Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies or other factors related to COVID-19, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Our product candidates are focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts on the treatment of MG, TED, CIDP, GD and WAIHA with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, and could be faced with limited patient pools as we pursue other indications.

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. These results may make it more difficult to recruit and retain patients for clinical trials in the future, including our ongoing and planned trials of batoclimab in MG, TED, CIDP and GD and IMVT-1402. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

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

Our product candidates, batoclimab and IMVT-1402, are novel therapeutic antibodies and their potential therapeutic benefits are unproven. While results from animal studies of IMVT-1402 show potentially clinically meaningful reductions in IgG with minimal or no impact on levels of albumin and LDL and early clinical trials of batoclimab have shown meaningful reductions in IgG antibody levels in healthy volunteers and patients, batoclimab and/or IMVT-1402 may not demonstrate in patients any or all of the pharmacologic or clinical benefits we believe they may possess. IMVT-1402 has shown promising data in an exploratory study in cynomolgus monkeys, but these results may not translate to people. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our product candidates in large-scale, pivotal clinical trials or in obtaining marketing approval thereafter for any indication. Results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials. If results from our Phase 1 and Phase 2 clinical trials cannot be replicated, or if the increase in total cholesterol and LDL levels or total albumin reductions observed in our Phase 2 clinical trial of batoclimab cannot be mitigated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, TED, CIDP and GD or any other autoimmune indication. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize our product candidates, raise capital, expand our business or continue our operations.

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

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including MG, TED, CIDP, GD and WAIHA. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for MG, TED, CIDP, GD and WAIHA and other targeted indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product, if approved, provide an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab or IMVT-1402. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In December 2021, the FDA approved VYVGART™ (efgartigimod alfa-fcab) for the treatment of generalized MG (“gMG”) in adults who test positive for the anti-acetylcholine receptor (AChR) antibody. VYVGART™ represents the first-and-only FDA-approved neonatal FcRn blocker, and the first approved therapy designed to reduce pathogenic IgGs, an underlying driver of gMG.

We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. Intravenous immunoglobulin (“IVIg”) is also routinely used for patients with MG and CIDP. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. The first line of treatment for patients with TED or WAIHA is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED, WAIHA and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 trials. In April 2022, AstraZeneca announced that Ultomiris (Ravulizumab-cwvz), a complement inhibitor indicated for the treatment of adult patients with paroxysmal nocturnal hemoglobinuria, had been approved in the U.S. for the treatment of adult patients with gMG who are AChR antibody-positive.

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

A portion of our manufacturing, laboratory research, and clinical trial activities takes place in Asia. A significant disruption in that region, such as a trade war or political unrest, could materially adversely affect our business, financial condition, and results of operations.

We currently and expect to continue to engage in contract manufacturing, conduct clinical trials, and perform laboratory research activities outside the United States, including in Asia. Any disruption in production or inability of our manufacturers in Asia to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. We also conduct certain laboratory research, and expect to have clinical trial sites, in Asia. We are thus exposed to the possibility of product supply disruption, clinical trial delays, and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.

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

Market acceptance of new products for the treatment of MG, TED, CIDP, GD and WAIHA may also be affected by the perception that existing available treatments, such as pyridostigmine, corticosteroids and immunosuppressants, are sufficient to treat the majority of these patients. The perception that existing available treatments are sufficient to treat the majority of patients with a specific disease is a risk also applicable to the market acceptance of IMVT-1402. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions in completed clinical trials to date. In addition, the potential patient population for our initial indication and other autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

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

As part of our business strategy, we have in the past and may in the future seek orphan drug designation for any product candidates we develop, and we may be unsuccessful. In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, we received orphan drug designation from the European Commission for batoclimab for the treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab and/or IMVT-1402 where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use, as well as with respect to other product candidates we may develop. We may also seek orphan drug designation for batoclimab and/or IMVT-1402 for the treatment of other indications in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the E.U., the EMA’s COMP assesses orphan drug designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. or a serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product and where there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition.

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

Although we intend to seek additional orphan drug designation for batoclimab from the FDA and the EMA’s Committee for Orphan Medicinal Products, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain additional orphan drug designation for batoclimab from the FDA or the EMA’s Committee for Orphan Medicinal Products, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of batoclimab could be blocked for seven years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in the E.U., it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or the EMA’s Committee for Orphan Medicinal Products later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or other foreign regulatory agency review and approval process.

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

Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. Further, the Biden administration released an additional executive order on October 14, 2022, directing HHS to submit a report within ninety (90) days on how the Center for Medicare and Medicaid Innovation can be further leveraged to test new models for lowering drug costs for Medicare and Medicaid beneficiaries. It is unclear whether this executive order or similar policy initiatives will be implemented in the future.
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

Many E.U. Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the E.U. Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some E.U. Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment, or HTA, of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some E.U. Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each E.U. Member State, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual E.U. Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between E.U. Member States.

In December 2021, Regulation No 2021/2282 on Health Technology Assessment, or HTA, amending Directive 2011/24/E.U. was adopted in the E.U. This Regulation which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among E.U. Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at E.U. level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit E.U. Member States to use common HTA tools, methodologies, and procedures across the E.U., working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual E.U. Member States will continue to be responsible for assessing non- clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in E.U. Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the E.U. could be negatively affected.

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
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our clinical trials of batoclimab for the treatment of MG, TED, CIDP and GD and IMVT-1402;
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

As previously disclosed, in February 2021, we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some trial subjects treated with batoclimab. Prior to this voluntary pause of our clinical trials, the COVID-19 pandemic impacted clinical site enrollment and some participants’ ability to follow office visit schedules and protocols. Given the uncertain course of the COVID-19 pandemic, it is impossible to predict with certainty any future impact it may have on our operations. For example, patient enrollment, including in our ongoing and planned trials of batoclimab in MG, TED, CIDP and GD and IMVT-1402, could be delayed due to prioritization of hospital resources toward the COVID-19 pandemic or concerns among patients about participating in clinical trials during a pandemic. Some patients may have difficulty following certain aspects of clinical trial protocols if travel policies or quarantines impede patient movement or interrupt healthcare services. Similarly, our inability to successfully recruit and retain patients and principal investigators and site staff who, as healthcare providers, may have heightened exposure to COVID-19 or experience additional restrictions by their institutions, city or state governments could adversely impact our clinical trial operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $63.2 million and $41.4 million for the three months ended December 31, 2022 and 2021, respectively, and $151.5 million and $109.6 million for the nine months ended December 31, 2022 and 2021, respectively. As of December 31, 2022, we had an accumulated deficit of 506.9 million.

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

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize batoclimab and IMVT-1402. These expenditures will include costs associated with the HanAll Agreement, pursuant to which we are required to reimburse HanAll for half of budgeted research and development costs incurred by them with respect to batoclimab (up to an aggregate reimbursement amount of $20.0 million), make payments in connection with the achievement of certain development and regulatory milestones prior to generating any product sales (including the initiation of certain clinical trials for batoclimab or IMVT-1402), make significant further payments upon the achievement of certain sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab or IMVT-1402, if approved.

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

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of December 31, 2022) upon the achievement of certain development and regulatory milestone events (including the initiation of certain clinical trials for batoclimab or IMVT-1402), which events will occur prior to our planned commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

Separately, in response to the COVID-19 pandemic, the FDA adopted a risk-based approach to the inspection of foreign and domestic manufacturing facilities and similar restrictions. The use of alternative regulatory tools may delay FDA or foreign regulatory authority actions. If a prolonged government shutdown occurs or if global health concerns prevent the FDA or other foreign regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have an adverse effect on our business.

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
We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to batoclimab, IMVT-1402 and any future product candidates and their uses. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad in the Licensed Territory related to our current and future drug development programs and product candidates, successfully defending our intellectual property rights against third-party challenges and successfully enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. We generally apply for patents in those countries in the Licensed Territory where we intend to make, have made, use, offer for sale or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. We may also make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. The patent family directed to the composition of matter of batoclimab has a natural projected expiration date in 2035 in the U.S. and in foreign jurisdictions. The patent family directed to the composition of matter of IMVT-1402 has a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. The patent family directed to the formulation of batoclimab has a natural projected expiration date in 2041 in the U.S. and in foreign jurisdictions. The patent family directed to the use of batoclimab for treating TED has a natural projected expiration date in 2039 in the U.S. and in foreign jurisdictions. The patent families directed to the use of batoclimab for treating GD and the use of batoclimab for treating CIDP each have a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. Given the amount of time required for the development, testing and regulatory review of any new product candidate, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

As of January 27, 2023, RSL beneficially owned approximately 56.7% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL’s interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. In September 2021, RSL completed its business combination with Montes Archimedes Acquisition Corp., a special purpose acquisition corporation, and became a publicly-traded corporation. There has been and may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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
Our wholly owned subsidiary, Immunovant Sciences Ltd. (“ISL”), is incorporated under the laws of Bermuda, where it is not subject to any income or withholding taxes. Further, ISL is centrally managed and controlled in the U.K., and, under current U. K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect ISL to be subject to U.K. taxation on its income and gains and subject to the U.K.’s controlled foreign company rules, except where an exemption applies. ISL may be treated as a dual resident company for U.K. tax purposes. As a result, ISL’s right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on ISL’s right to claim U.K. tax reliefs. ISL may also become subject to income, withholding or other taxes in certain jurisdictions by reason of its activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that ISL is subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

2023 Inducement Plan

On February 1, 2023, the Company's Board of Directors approved the adoption of the Immunovant, Inc. 2023 Inducement Plan (the “Inducement Plan”), to be effective immediately, pursuant to which the Company has reserved 5,000,000 shares of its common stock to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). In accordance with Nasdaq Listing Rule 5635(c)(4), the Company did not seek approval of the Inducement Plan by its stockholders.

Complete copies of the Inducement Plan, the Form of Stock Option Grant Notice and Option Agreement for the Inducement Plan and the Form of Restricted Stock Unit Grant Notice and Award Agreement for the Inducement Plan are filed herewith as Exhibits 10.4, 10.5 and 10.6, respectively, and are incorporated herein by reference. The above summary of the terms of the Inducement Plan and the forms of agreement does not purport to be complete and is qualified in its entirety by reference to such exhibits.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1*	UK Sub-Plan to the Immunovant, Inc. 2019 Equity Incentive Plan
10.2*	Form of Stock Option Grant Notice and Agreement for the UK Sub-Plan
10.3*	Form of Restricted Stock Unit Grant Notice and Agreement for the UK Sub-Plan
10.4*	Immunovant, Inc. 2023 Inducement Plan
10.5*	Form of Stock Option Grant Notice and Option Agreement for the Immunovant, Inc. 2023 Inducement Plan
10.6*	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Immunovant, Inc. 2023 Inducement Plan
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Immunovant, Inc.

Date: February 3, 2023	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer