Form 10-K
period 2023-03-31
Immunovant, Inc.
filed 2023-05-22
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    Yes  ☐    No   ☒

Indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. Yes ☐ No ⌧

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). Yes ☐ No ⌧
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market as of September 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $238.9 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market of $5.58 per share.
As of May 17, 2023, the Registrant had 130,408,389 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2023.

IMMUNOVANT, INC.
ANNUAL REPORT ON FORM 10-K

All trademarks, trade names, service marks, and copyrights appearing in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended March 31, 2023 (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” and “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the timing, progress, costs and results of our clinical trials for batoclimab, formerly referred to as IMVT-1401, and IMVT-1402;

•potential therapeutic benefits and risks in current and future indications and the ability to achieve regulatory approval in licensed jurisdictions;

•future operating or financial results and cash position;

•future acquisitions, business strategy and expected capital spending;

•the timing of meetings with and feedback from regulatory authorities as well as any submission of filings for regulatory approval of batoclimab or IMVT-1402;

•the potential advantages and differentiated profile of batoclimab and IMVT-1402 compared to existing therapies for the applicable indications;

•our ability to successfully manufacture, or have manufactured, drug product for clinical trials and commercialization;

•our ability to successfully commercialize batoclimab or IMVT-1402, if approved;

•the rate and degree of market acceptance of batoclimab or IMVT-1402, if approved;

•the effects of global factors, such as the COVID-19 pandemic, geopolitical tensions and adverse macroeconomic conditions, on our business, operations and supply chain, including the potential impact on our clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of our clinical trials;

•our expectations regarding the size of the patient populations for and opportunity for and clinical utility of batoclimab or IMVT-1402, if approved for commercial use;

•our estimates of our expenses, ongoing losses, future revenue, capital requirements and needs for or ability to obtain future financing to complete the clinical trials for and commercialize batoclimab or IMVT-1402;

•our dependence on and plans to leverage third parties for research and development, clinical trials, manufacturing, and other activities;

•our ability to maintain intellectual property protection for batoclimab and IMVT-1402;

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.immunovant.com), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our business is currently dependent on the successful and timely development, regulatory approval and commercialization of our product candidates, batoclimab and IMVT-1402.

•Our product candidates, or anti-FcRn product candidates developed by others, may cause adverse events or undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

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

•Our business, operations, clinical development plans, timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, suppliers, shippers and others.

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

•The HanAll Agreement obligates us to make milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab or IMVT-1402.

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

PART I
Item 1. Business

Overview

We are a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. We were incorporated in Delaware in December 2018 as a blank check company under the name Health Sciences Acquisitions Corporation (“HSAC”). On December 18, 2019, Immunovant Sciences Ltd. (“ISL”), and HSAC consummated the transactions contemplated under that certain share exchange agreement dated as of September 29, 2019 by and among HSAC, ISL, the stockholders of ISL and Roivant Sciences Ltd., following the approval at the special meeting of the stockholders of HSAC held on December 16, 2019, which we refer to as the Business Combination. In connection with the closing of the Business Combination, we changed our name from HSAC to Immunovant, Inc.

Our innovative product pipeline includes batoclimab, formerly referred to as IMVT-1401, and IMVT-1402, both of which are novel, fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Batoclimab and IMVT-1402 are the result of a multi-step, multi-year research program conducted by us and HanAll Biopharma Co., Ltd. (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

Batoclimab, our first product candidate, has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas.

Likewise, IMVT-1402, our second product candidate, has also been observed in nonclinical studies to reduce IgG antibody levels. Importantly, based on the anticipated human effective dose levels, the human equivalent doses of IMVT-1402 have demonstrated minimal or no impact on levels of albumin and low-density lipoprotein (“LDL”) cholesterol in cynomolgus monkeys. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression. We are developing batoclimab and IMVT-1402 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

Autoimmune diseases are conditions where an immune response is inappropriately directed against the body’s own healthy cells and tissues. According to the American Autoimmune Related Diseases Association, more than 50 million people in the United States (“U.S.”) suffer from one of more than 100 diagnosed autoimmune diseases. Predisposing factors may include genetic susceptibility, environmental triggers and other factors not yet known. Many of these diseases are associated with high levels of pathogenic IgG antibodies, which are the most abundant type of antibody produced by the human immune system, accounting for approximately 75% of antibodies in the plasma of healthy people. IgG antibodies are important in the defense against pathogens, such as viruses and bacteria. In IgG-mediated autoimmune diseases (an important subset of autoimmune diseases), IgG antibodies inappropriately develop against normal proteins found in the body, directing the immune system to attack specific organs or organ systems.

Unfortunately, safe and effective treatment options for patients suffering from many autoimmune diseases are lacking. Historically available treatments are generally limited to corticosteroids and immunosuppressants in early-stage disease and intravenous immunoglobulin (“IVIg”) or plasma exchange in later-stage disease. These approaches often fail to address patients’ needs since they are limited by delayed onset of action, waning therapeutic benefit over time and unfavorable safety profiles.

The physiologic function of FcRn is to prevent the degradation of IgG antibodies. Inhibition of FcRn, such as through the use of an anti-FcRn antibody, has been shown to reduce levels of total IgG and pathogenic IgG antibodies. We believe our completed clinical trials and other clinical trials assessing anti-FcRn antibodies in IgG-mediated autoimmune diseases have generated promising results, suggesting that FcRn is a therapeutically important and validated pharmacologic target to reduce levels of disease-causing IgG antibodies.

We believe that FcRn has broad therapeutic and commercial potential, with 22 indications currently being pursued by multiple companies across the anti-FcRn class. Based on third-party patient prevalence estimates, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the U.S. and Europe (includes all European Union countries, Norway, Lichtenstein, Iceland, the United Kingdom, and Switzerland).

We are currently developing batoclimab for myasthenia gravis (“MG”), thyroid eye disease (“TED”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and Graves’ disease (“GD”). As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab and IMVT-1402, if developed and approved for commercial sale, would be differentiated from currently available treatments for these and other advanced IgG-mediated autoimmune diseases.

Current Indications in Development

MG is a rare, chronic autoimmune disorder characterized by weakness and fatigue of voluntary muscles. The clinical course of MG is variable but usually progressive, and patients tend to experience fluctuating symptoms. There is an estimated prevalence of 18 cases of MG per 100,000 people in the U.S. For women, disease onset typically occurs around their 20s and 30s, whereas for men it peaks in their 50s and 60s. Overall, MG affects women more frequently than men. The disease is most often caused by autoantibodies that target the acetylcholine receptor or muscle-specific tyrosine kinase receptor at the neuromuscular junction, disrupting normal muscular function. Symptoms typically emerge in the eyes (e.g., drooping eyelids, double vision, blurred vision) and progress into the face, throat, or limbs. Some patients may experience life-threatening respiratory complications due to the weakening of muscles involved in respiration. See “Batoclimab as a Potential Treatment for Myasthenia Gravis” below for further discussion.

TED, also known as Graves’ ophthalmopathy (“GO”), is an autoimmune disorder affecting the tissues around the eyes. It is a progressive and clinically variable disease that can become debilitating, disfiguring, or sight-threatening. The incidence of TED in the U.S. is estimated to be approximately 10 per 100,000. TED can be caused by IgG autoantibodies that form against the thyroid-stimulating hormone receptor (“TSHR”). These antibodies, which also cause Graves’ disease, target the extraocular space and result in clinical manifestations of the disease. Common signs of disease include proptosis (eye bulging), tearing, periorbital edema (swelling around the eyes), redness, dry eyes, eye irritation, and pain behind the eyes; in severe cases, double vision or vision loss may occur. See “Batoclimab as a Potential Treatment for Thyroid Eye Disease” below for further discussion.

CIDP is an autoimmune neurological disorder characterized by damage to the myelin sheaths or the nodes on nerve fibers of the peripheral nervous system. Though the clinical course of CIDP can be variable, it is typically a chronic progressive disease if left untreated. CIDP is a rare disease that can occur in any age group, with peak onset being in the 60s and 70s. CIDP affects men twice as much as women. Its prevalence is estimated to be almost nine per 100,000 people in the U.S. CIDP appears to be mediated, at least in some patients, by IgG antibodies that are directed against targets in the myelin sheath; however, the specific target of these antibodies is not yet established. The hallmark signs of CIDP are weakness, tingling sensations, or loss of sensation in the arms and legs that is symmetrical and gradually worsens. See “Batoclimab as a Potential Treatment for Chronic Inflammatory Demyelinating Polyneuropathy” below for further discussion.

GD is an autoimmune disorder associated with the overproduction of thyroid hormones and is the most common cause of hyperthyroidism. Although GD can affect any age group or gender, it occurs often in women younger than 40 years of age with an estimated incidence of 35 per 100,000 people in the U.S. The disease is mediated by thyroid-stimulating IgG antibodies that cause the thyroid gland to produce an excess of thyroid hormones, resulting in systemic manifestations that affect multiple organs. Patients typically present with classic signs and symptoms of hyperthyroidism, such as heat intolerance, weight loss, anxiety, and frequent bowel movements. The disease can also manifest with ophthalmopathy (e.g., eye redness, swelling, bulging) or dermopathy. If left untreated, patients may develop arrhythmias, heart failure, or life-threatening thyroid storms. See “Batoclimab as a Potential Treatment for Graves’ Disease” below for further discussion.

To the extent we choose to develop batoclimab and IMVT-1402 as potential treatments for certain of these and other rare diseases, we plan to seek orphan drug designation in the U.S. and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In August 2022, we were granted orphan drug designation from the European Commission for batoclimab for the treatment of MG. Previously, batoclimab received orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of MG. We plan to seek orphan drug designation in the U.S. and Europe for batoclimab and/or IMVT-1402 in other indications where there is a medically plausible basis for the use of batoclimab and/or IMVT-1402.

Potential New Indications

We continue to evaluate potential new indications for batoclimab and IMVT-1402 by considering a number of factors including, but not limited to, degree of unmet medical need, potential benefit offered by the treatment, target patient population size, and commercial potential.

Business Strategy

Our goal is to become a leading biopharmaceutical company in the development and commercialization of innovative therapies for autoimmune diseases with significant unmet need. To execute our strategy, we plan to:

•Maximize the probability of success of our anti-FcRn franchise. We plan to leverage the differentiated profiles of our FcRn inhibitors in indications where the anti-FcRn mechanism has already established clinical proof-of-concept, including MG and TED.

•Maximize the breadth of indications for our anti-FcRn franchise. In addition to pursuing indications with existing anti-FcRn proof of concept data, we are also considering first-in-class indications where the probability of technical success is good even without existing anti-FcRn clinical data based on potential to deliver clinical benefit with targeted IgG reduction.

•Implement a rationale for the prioritization of potential indications. We intend to prioritize potential indications (whether or not first-in-class) based on the degree of unmet medical need, the potential benefit offered by the treatment, the target patient population size, and the commercial potential.

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

The prevalence of MG is estimated to be 18 per 100,000 people, with up to 59,000 cases in the U.S. MG can occur at any age; however, the age of onset tends to follow a bimodal distribution. Early onset disease usually occurs in people between 10 to 30 years old and predominantly affects females. Later onset disease usually occurs in people over 50 years old and predominantly affects males. As with many autoimmune diseases, there are no known genetic alterations that specifically cause MG, and in most patients, it arises spontaneously. Approximately 3% of patients have a primary relative with MG, suggesting that there are genetic factors that may predispose development of the disease, but these genes have yet to be identified.

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

Current Treatment Paradigm

Very early-stage MG is symptomatically treated with acetylcholinesterase inhibitors such as pyridostigmine. As the disease progresses, patients are typically treated with immunosuppressive agents such as glucocorticoids, azathioprine, mycophenolate mofetil and cyclosporine. Thymectomy may be indicated for treatment in patients with evidence of a thymoma and can be considered for treatment in some younger patients who do not have evidence of thymoma. As MG becomes more advanced, patients can be treated during exacerbations with IVIg, which provides therapeutic benefit through multiple potential mechanisms including the saturation of FcRn. Physicians direct patients with more advanced chronic disease and patients in times of crisis to therapies that reduce levels of circulating IgG antibodies via plasma exchange or a variant of this plasma exchange, immunoadsorption. The most recent agents approved for MG are eculizumab and ravulizumAb-cwvz, two complement C5 inhibitors, the use of which are limited to patients refractory to available therapy with anti-AChR-positive MG. Efgartigimod, an anti-FcRn antibody fragment, was recently approved for the treatment of MG in adult patients who are anti-AChR antibody positive. We believe there is room to improve upon this current treatment paradigm for MG, as some of these treatments can leave patients with burdensome administration requirements, significant side effects or long wait times to see treatment effect.

In 2019, we initiated a multi-center, randomized, blinded, placebo-controlled Phase 2a clinical trial of batoclimab for the treatment of MG. As evaluated in a pre-specified, pooled analysis of 15 subjects who completed Day 42 of the trial, batoclimab-treated subjects (N=10) showed a clinical improvement in both the MG-ADL scale and the MGC scale. We believe, based upon our review of data from this Phase 2a trial of batoclimab in MG, that there was sufficient proof of concept to pursue a pivotal trial to evaluate batoclimab for the treatment of MG.

Batoclimab Phase 3 Trial

In the second quarter of calendar year 2022, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG. We expect top-line data from this trial to be available in the second half of calendar year 2024.

Our trial is designed to address unmet patient needs and differentiate batoclimab from other treatments for MG. Key features of the trial include:

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

•52-week Long-Term Extension: Includes long term safety assessment of the 2 maintenance doses; also includes tailored dosing allowing for treatment of disease exacerbations with short-term, re-induction dosing of batoclimab (680 mg SC QW x 4 weeks) followed by resumption of 340 mg SC QW.

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

TED is most commonly caused by IgG autoantibodies that form against the TSHR. These anti-TSHR antibodies activate cells in the extraocular space that highly express TSHR, such as fibroblasts and adipocytes. Fibroblast activation causes cell proliferation and the production of hyaluronan, a substance that contributes directly to the swelling associated with TED. Hyaluronan also serves as an inflammatory signal leading to the synthesis of cytokines that cause recruitment of lymphocytes leading to extensive tissue inflammation and remodeling. Adipocyte activation leads to hyperplasia of the adipose tissue surrounding the eye causing protrusion of the eyeballs and compression of the optic nerve. Levels of anti-TSHR autoantibodies correlate positively with clinical features of TED and influence its prognosis. Exposure to other inflammatory agents, such as cigarette smoke, leads to exacerbation of the disease resulting in more severe symptoms.

In addition to anti-TSHR autoantibodies, antibodies that activate the insulin-like growth factor 1 receptor (“IGF1R”) may also contribute to TED. TSHR and IGF1R have functional overlaps and stimulation of either receptor may lead to activation of similar biochemical pathways implicated in TED. Published studies investigating this pathway have led to the discovery that the IGF1R and TSHR form a receptor complex where IGF1R can augment the signaling of TSHR. The exact nature of the interaction between IGF1R and TSHR continues to be investigated; however, experimental evidence suggests that the effects of TSHR stimulating antibodies are only partially blocked by an IGF1R antagonist while they may be completely blocked with a TSHR antagonist.

TED has an estimated annual incidence of ten in 100,000 people in the U.S. The natural history of TED begins with an inflammatory phase lasting between six and 24 months that is characterized by lymphocyte infiltration, fibroblast proliferation and increases in adipose tissue. The first line of treatment for TED patients is generally immunosuppressive therapy, including high doses of corticosteroids. Treatment of patients with immunosuppressive therapies during this active inflammatory phase can lead to reduction in symptoms and can alter the course of the disease. However, once the initial inflammatory phase is over, immunosuppressive therapies are ineffective and levels of fibrosis that have developed as the result of acute inflammation are only reversible by surgery. We estimate that 15,000 to 20,000 patients in the U.S. have active TED each year and are eligible for treatment with therapy directed at the causative anti-TSHR antibodies.

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

In 2019, we initiated an open-label, single-arm Phase 2a clinical trial of batoclimab for the treatment of TED. In 2019, we also initiated a randomized, masked, placebo-controlled Phase 2b clinical trial of batoclimab for the treatment of TED. Our voluntary pause in dosing in February 2021 resulted in unblinding the Phase 2b trial and the primary endpoint was not significant. However, our analysis of exploratory endpoints from the Phase 2b trial, in addition to the findings from the Phase 2a trial, increased our confidence in the anti-FcRn mechanism of action for patients with TED, and they provide part of the basis for our interest in moving forward with further development of TED.

Batoclimab Phase 3 Clinical Program

In the fourth quarter of calendar year 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. For each of two Phase 3 trials of batoclimab in TED, we expect that approximately 100 subjects will enter the trial and be randomized to either a treatment arm or placebo arm. Subjects randomized to the treatment arm will be dosed with 680 mg of batoclimab QW for 12 weeks followed by 340 mg of batoclimab QW for 12 weeks. This batoclimab-treated group of subjects will be compared to subjects that are dosed with placebo QW for 24 weeks. This treatment period will last for 24 weeks and the primary efficacy endpoint will be measured as proptosis responders at Week 24 vs placebo where responders are defined as ≥ 2 mm reduction from baseline in proptosis in the study eye without deterioration of ≥ 2 mm increase in the fellow eye. We expect top-line results from this program to be available in the first half of calendar year 2025.

TED Phase 3 Trial Design

Batoclimab as a Potential Treatment for Chronic Inflammatory Demyelinating Polyneuropathy

Chronic Inflammatory Demyelinating Polyneuropathy Overview

CIDP is believed to be an immune mediated neuropathy characterized by demyelination of peripheral nerves and nerve roots that is driven by pathologic, autoreactive immunoglobulin G (IgG) antibodies. Worldwide, the reported prevalence of CIDP ranges from 0.8 to 8.9 per 100,000 persons. The average age of onset is about 50 years, with relapsing disease course associated with younger age of patients, and men are predominantly affected in an approximately 2:1 ratio relative to women.

CIDP typically presents with progressive or relapsing, symmetric involvement of both proximal and distal extremity muscle weakness over the course of several weeks. The pathophysiology of CIDP is not completely understood. However, it is thought that an inciting process such as molecular mimicry causes activation of autoreactive T cells. Activated T cells cross the blood-nerve barrier (“BNB”) via adhesion molecules and diapedesis, where they secrete metalloproteinases and pro-inflammatory cytokines that increase the permeability of the BNB and stimulate autoantibody production by plasma cells. The damaged BNB permits passage of soluble factors such as autoantibodies and activated macrophages, which also release pro-inflammatory cytokines and reactive oxygen species thus propagating the inflammatory cycle. Upon accessing the nerve, autoantibodies can bind to neuronal proteins including myelin glycoproteins resulting in axonal degeneration and demyelination. Autoantibody induced degeneration and demyelination causes characteristic electrophysiologic alterations of the peripheral nerves and is clinically manifested by the sensorimotor deficits of CIDP.

Current Treatment Paradigm

With respect to clinical management, IVIg, corticosteroids, and plasma exchange (“PLEX”) are considered as first-line therapy in the treatment of CIDP. The treatment paradigm involves initiation of therapy with one of these three agents. For patients who fail to achieve objective improvement (i.e., of impairment and disability) after 3 months of treatment, a second or third first line agent may be tried. Alternative options include rituximab, cyclophosphamide, or cyclosporine, although there is limited evidence supporting their use as treatments for CIDP. Once objective improvement is achieved, the patient may be switched to maintenance treatment, the goal of which is to reduce the dose or frequency of treatment to the minimum effective level. For maintenance therapy, patients may be switched from IVIg to subcutaneous immunoglobulin (“SCIg”); and immunomodulatory agents such as azathioprine, cyclosporine, or mycophenolate may be used for IVIg dose-reducing, corticosteroid-sparing or PLEX frequency-reducing effect. Increasing the dose or frequency of treatment or combining treatments is a consideration for patients who continue to experience active disease. For long term management of clinically stable patients, therapy should be periodically reduced or stopped to assess if treatment is still required.

Despite the availability of the therapies described above, there remains significant unmet medical need for patients with CIDP. For example, although immunoglobulin therapy (IVIg, SCIg) is effective, it may be associated with significant side effects and complications such as severe headache, thromboembolism, and hemolysis. Additionally, IVIg therapy imposes a burden on patients’ time and requires in-person attendance visits at infusion center access to home health agency support for at-home administration remains limited. The availability of IVIg has also been constrained at times due to supply conditions. Currently available SCIg therapy often requires frequent administration across multiple infusion sites using an external pump to deliver the requisite volume of therapy, which presents attendant challenges to patients requiring therapy on a continuous basis. Corticosteroid therapy, though effective, has been linked with a number of well-known serious adverse events (e.g., weight gain, hypertension, diabetes, and osteoporosis), especially with chronic use. PLEX is a specialized procedure requiring central venous access and is not universally available. The immunomodulatory therapies that may be used in CIDP are all associated with significant potential risks, including the possibility of malignancy and/or infection. For example, these include azathioprine – cytopenia; cyclosporine – hypertension, nephrotoxicity; mycophenolate – blood dyscrasias including neutropenia and red blood cell (“RBC”) aplasia; rituximab – renal toxicity; and cyclophosphamide – cardiac, pulmonary, and renal toxicity as well as bone marrow suppression and infertility. To summarize, the currently available treatments are associated with significant potential risk of adverse events, generally impose a high burden on patient’s time and effort and may be subject to restricted availability.

Batoclimab Phase 2b Trial

In the fourth quarter of calendar year 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. We expect initial data from the open-label period of this trial (where one of two blinded doses of batoclimab are delivered) to be available in the first half of calendar year 2024.

Our trial is intended to develop a potentially best-in-class chronic anti-FcRn therapy in CIDP. Key features of the trial include:

•Three cohorts consisting of adult participants diagnosed with CIDP per European Academy of Neurology/Peripheral Nerve Society CIDP guidelines, 2021 revision. Randomized cohorts are defined by CIDP treatment at screening (i.e., Ig or PLEX, corticosteroid or no treatment).

•Washout period of ≤ 12 weeks: Participants who fail to worsen by the end of the washout period will be withdrawn from the study.

•Period 1 - Randomized Treatment (12 weeks): Two dose regimens include doses of 680 mg subcutaneous injection weekly (“QW SC”) or 340 mg QW SC. Non-responders who complete Period 1 will be withdrawn from the study after completing Week 12 and the subsequent 4-week follow-up visit.

•Period 2 - Randomized Withdrawal (≤ 24 weeks): Includes doses of 340 mg QW SC or placebo.

•Primary endpoint: Proportion of relapse events in Period 2 for patients receiving Ig or PLEX at time of screening (Cohort A).

•Long Term Extension: Participants that relapse in Period 2 or complete Period 2 without relapse will be eligible for participation in the Long-term Extension Study. Participants without relapse will receive doses of 340 mg QW while those that relapse in Period 2 will receive an initial dose of 680 mg QW for 4 weeks followed by the 340 mg QW dose.

CIDP Phase 2b Trial Design

Batoclimab as a Potential Treatment for Graves’ Disease

Graves’ Disease Overview

GD is an autoimmune disease that affects the thyroid gland. Patients with GD develop autoantibodies to the thyroid-stimulating hormone receptor (“TSHR-Ab”) present on the thyroid gland, which induces increased and uncontrolled secretion of thyroid hormones (hyperthyroidism). Because thyroid hormones play an important role in controlling functions of many organs such as heart, central and peripheral nervous system, muscle, bone, and skin, the presence of excessive thyroid hormones is associated with a variety of signs and symptoms including enlarged thyroid gland (goiter), palpitations, arrythmia, anxiety, weight loss, insomnia, osteoporosis, and pretibial myxedema. These manifestations can be mild to severe depending on the degree of thyroid hormone elevation and age. While neurogenic symptoms like anxiety and tremor are more common among younger patients, older patients tend to present with cardiovascular complications such as rapid and/or irregular heartbeat or even heart failure. The presence of TSHR-Ab is also involved in the pathogenesis of GO, also known as TED, which is more likely to occur in patients with GD who have a more severe degree of hyperthyroidism, larger goiter, history of smoking, and have been treated with radioiodine (“RAI”).

The reported incidence and prevalence of GD varies according to the methodology applied, but it is estimated that it affects approximately 2% of women and 0.2% of men globally, with an incidence of approximately 20–40 cases per 100,000 population per year. GD is the most common cause of hyperthyroidism and occurs at all ages but especially in adults aged between 20 and 50 years and women of reproductive age.

Current Treatment Paradigm

The main treatment goal of GD is to reduce thyroid hormone levels. There are 3 options available: surgery, RAI, and oral antithyroid drugs (“ATDs”). Surgery, which involves removal of the entire thyroid gland (thyroidectomy) is an option, especially for patients with large goiters, women planning pregnancy, and, in some cases, patients who have failed to respond to ATDs. Although any such surgical procedure may lead to an immediate resolution of the hyperthyroidism, it is associated with a number of complications, including parathyroid gland injury, which may lead to transient or persistent hypocalcemia, and damage of the laryngeal nerve. In addition, to reduce the risk of acute complications during the procedure, patients often require pre-operative treatments to ensure cardiovascular and thyroid hormone stability.

Treatment with RAI destroys the thyroid because ionizing radiation causes deoxyribonucleic acid damage. It is considered treatment of choice in several countries, especially if ATDs are contraindicated or among patients who do not respond to this drug class. Since RAI can worsen TED, it is not recommended in patients with TED or in smokers who are at higher risk of developing TED, and in woman who are pregnant or lactating. Finally, recent data suggest an association between RAI radioiodine and several types of cancer. In the U.S., RAI has been the preferred therapy, but a trend in recent years is to increase the use of ATD and reduce the use of RAI. In addition to the potentially increased risk of cancer after RAI, an association with sustained increases in TSHR-Ab titers and risk for de novo Graves’ GO and worsening of pre-existing ophthalmopathy have all been drivers of this shift in care away from RAI.

Since surgery is anatomically invasive and RAI is accompanied by exposure to radiation, both are considered more aggressive treatments than ATD. Furthermore, in addition to their invasiveness, the requirement for lifelong thyroid hormone replacement therapy after RAI and surgery leads to a preference for ATD as a primary therapy in Asia, Latin America, and Europe.

The most commonly used ATDs in the U.S. are the thionamides, methimazole and propylthiouracil. While these drugs are considered generally safe, their chronic use can be associated with hepatotoxicity, pancreatitis and bone marrow toxicity. For this reason, patients need laboratory monitoring, and complete blood count and liver function tests are needed before treatment initiation. Treatment with ATD is usually administered for 12 to 18 months according to the American and European guidelines with remission rates of 50% to 55% achieved within this period. However, many patients experience a relapse after discontinuation of ATD. Younger age (<40 years), TED, smoking, large thyroid volume, TSHR-Ab, and biochemically more severe disease with high hormone levels free thyroxine and total triiodothyronine significantly increase the risk of relapse of GD. A recent study showed that GD patients with persistent stimulating TSHR-Ab levels had a 6 fold increased risk for relapse after ATD withdrawal, indicating that stimulating TSHR-Ab levels are better predictors of GD relapse after ATD withdrawal than general TSHR-Abs. Collectively, these data suggest that a treatment for GD targeting the reduction or elimination of circulating stimulating TSHR-Ab would address the underlying autoimmune pathogenesis of the disease and would restore normal thyroid function.

Batoclimab Phase 2 Trial

In the second quarter of calendar year 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany. We expect initial results from this trial to be available in the fourth quarter of calendar year 2023.

GD Phase 2 Trial Design
A: Additional inclusion and exclusion criteria not listed

IMVT-1402

Overview

IMVT-1402 is a fully human monoclonal antibody that inhibits FcRn and was part of a group of antibodies licensed from HanAll under the HanAll Agreement (as defined below). IMVT-1402 has three key product attributes that potentially differentiate it from other FcRn inhibitors. First, in nonclinical studies, we observed that IMVT-1402 had a similarly deep IgG reduction to what we observed with batoclimab in nonclinical studies. Second, we have completed CMC and formulation work for IMVT-1402 to enable the same convenient route of administration and simple subcutaneous delivery as batoclimab. Finally, in a head-to-head nonclinical study comparing IMVT-1402 with batoclimab at doses above the expected human effective dose, IMVT-1402 showed minimal or no impact on albumin and LDL cholesterol.

Phase 1 Clinical Trial of IMVT-1402 in Healthy Volunteers

In the second quarter of calendar year 2023, the FDA cleared our Investigational New Drug (“IND”) application for IMVT-1402 and we initiated a Phase 1 clinical trial of IMVT-1402 in healthy volunteers in New Zealand after approval of the Clinical Trial Application (“CTA”) by the regulatory authority, MEDSAFE. The clinical trial will evaluate the safety, tolerability and pharmacodynamic profiles of IMVT-1402, a subcutaneously administered, FcRn inhibitor. We expect initial data from single-ascending dose cohorts to be available in August or September 2023 and from multiple-ascending dose cohorts in October or November 2023. The Phase 1 trial design is presented below:

IMVT-1402 Phase 1 Clinical Trial Design

IMVT-1402 is delivered as a 2 mL simple subcutaneous injection with a 27-guage needle at a concentration of 150 mg/mL in the Subcutaneous Dose cohorts. Additional or optional cohorts may include 1,200 mg IV single-ascending dose, 150 mg SC multiple-ascending dose and 450 mg SC multiple-ascending dose. The first multiple-ascending dose cohort will be initiated after review of pharmacokinetic (“PK”) and safety data from single-ascending dose cohorts at the same or higher dose levels, with the final dose selection for the first multiple-ascending dose cohort dependent on this PK review. Single and multiple ascending dose cohorts will be initiated following review of safety data and PK data from all previously dosed cohorts.

Nonclinical Studies of IMVT-1402

Based on monkey and human data from molecules in the anti-FcRn class, dose-dependent IgG suppressions can be achieved with an anti-FcRn treatment up to approximately 80% of baseline values in human studies; and the PK and pharmacodynamics (“PD”) of FcRn blockade are highly translatable from cynomolgus monkeys to humans. IMVT-1402, our second anti-FcRn product candidate, has also been observed in nonclinical studies in cynomolgus monkeys to reduce IgG levels to a degree similar to batoclimab. Importantly, based on the anticipated human effective dose levels, the human equivalent doses of IMVT-1402 have demonstrated minimal or no impact on levels of albumin and low-density lipoprotein (“LDL”) cholesterol in cynomolgus monkeys. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression. We are developing batoclimab and IMVT-1402 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies would be expected to lead to clinical benefit.

Pharmacodynamic Data

In a head-to-head, placebo-controlled nonclinical study, IMVT-1402 has been observed to achieve similarly deep IgG reduction as batoclimab and have minimal or no impact on levels of albumin and low-density lipoprotein cholesterol at doses well above the anticipated human effective dose. We believe this profile could be best in class.

Mean Reduction of Total IgG Levels in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

Mean Change in Albumin in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

Mean Change in Total Cholesterol in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

Mean Change in LDL Cholesterol in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

X-Ray Crystallography Structure Analysis

The lack of observed albumin impact by IMVT-1402 is corroborated by x-ray crystallographic structures of FcRn complexes with IMVT-1402 and batoclimab. It is apparent that IMVT-1402 orients differently from batoclimab when bound to FcRn.

Ribbon Representations of X-Ray Crystallographic Structures of IMVT-1402- and Batoclimab-FcRn Complexes

Key Agreements

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of RSL, entered into a license agreement with HanAll (the “HanAll Agreement”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to (a) develop, import and use (i) the antibody referred to as batoclimab, (ii) certain back-up and next-generation antibodies (including IMVT-1402), and (iii) products containing such antibodies, and (b) to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America, or the Licensed Territory, for all human and animal uses, during the term of the agreement. With respect to these licenses, RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the Licensed Territory outside of the U.S. and E.U.; (2) an affiliate of RSG in any country in the Licensed Territory; and (3) a third party in the U.S. and E.U. only after submission of a biologics license application (“BLA”) in the U.S. or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody, and certain back-up and next-generation antibodies (including IMVT-1402), with or through a contract research organization or service provider in the Licensed Territory.

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to batoclimab and IMVT-1402 in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and our wholly owned subsidiary, Immunovant Sciences GmbH, or ISG, for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of March 31, 2023, we do not have any additional amounts payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement. As of March 31, 2022, $0.4 million was payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

In the fourth quarter of calendar year 2022, we achieved our second development and regulatory milestone under the HanAll Agreement of $10.0 million, which was paid in the first quarter of calendar year 2023 and recorded as acquired in-process research and development expenses in the accompanying consolidated statement of operations for the year ended March 31, 2023. We will be responsible for future contingent payments and royalties, including up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of March 31, 2023) upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

As of March 31, 2023, the minimum purchase commitment related to this agreement was estimated to be approximately $33.3 million.

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

Sales and Marketing

We do not currently have our own marketing, sales or distribution capabilities. In order to commercialize batoclimab, IMVT-1402 or any future product candidate, if approved for commercial sale, we would have to develop a sales and marketing infrastructure. We intend to build a small, targeted sales organization in the U.S., targeting specialist physicians that treat high numbers of patients with autoimmune conditions. We believe these physicians treat a majority of patients with the autoimmune indications that we intend to target and most often serve as the diagnosing and treating physicians for such indications. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for batoclimab, IMVT-1402 or any future product candidates inside and outside the U.S.

Manufacturing

We do not currently own or operate manufacturing facilities for the production of clinical or commercial quantities of batoclimab and IMVT-1402, and there are a limited number of manufacturers that operate under the FDA’s current Good Manufacturing Practice (“cGMP”) requirements (particularly for the development of antibodies) that might be capable of manufacturing for us. We currently rely and intend to continue to rely on contract manufacturing organizations (“CMOs”), for both drug substance and drug product. See Product Service Agreement and Master Services Agreement above for a description of the agreements pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. Currently, we contract with well-established third-party manufacturers for the manufacture of our drug substance and our drug product. We expect to engage additional third-party manufacturers to support any pivotal clinical trials for our product candidates as well as commercialization of our product candidates, if approved, in the U.S. or other jurisdictions. In addition, we continue to augment the organization by recruiting personnel with experience to manage the CMOs producing our product candidates and other product candidates or products that we may develop in the future.

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

Competition

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab and IMVT-1402. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). Each of efgartigimod, nipocalimab, and rozanolixizumab is currently under development for the treatment of MG.

In a Phase 3 trial evaluating subcutaneous efgartigimod for generalized myasthenia gravis (“gMG”), argenx reported noninferiority between subcutaneous efgartigimod and VYVGART™ (efgartigimod alfa-fcab) IV based on total IgG reduction at day 29, in addition to a higher incidence of injection-site reactions compared to the IV formulation and six patients that showed worsening of their MG symptoms over the course of the study. Subcutaneous efgartigimod is co-formulated with recombinant human hyaluronidase PH20 (rHuPH20), Halozyme’s ENHANZE® drug delivery technology. ENHANZE® facilitates subcutaneous injection delivery of higher-volume biologics that are typically administered via infusion. In a Phase 2 trial conducted in MG, UCB’s rozanolixizumab was infused subcutaneously, over 30 minutes, and was observed to reduce mean IgG levels by approximately 56% and approximately 68% after three and six weekly 7 mg/kg infusions, respectively. In December 2021, UCB announced positive topline results from the Phase 3 MycarinG study evaluating rozanolixizumab in adults with gMG. Johnson & Johnson’s nipocalimab is in clinical development with a subcutaneous formulation.

In January 2023, the FDA accepted for filing and granted Priority Review UCB’s Biologic License Application (“BLA”) for rozanolixizumab for the treatment of gMG. In December 2021, the FDA approved VYVGART™ (efgartigimod alfa-fcab) for the treatment of gMG in adult patients who are anti-acetylcholine receptor (“AChR”) antibody positive. VYVGART™ is administered intravenously and represents the first-and-only FDA-approved FcRn blocker; and the first approved therapy designed to reduce pathogenic IgGs, an underlying driver of gMG.

Batoclimab and IMVT-1402, if approved, may also face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of generalized MG in patients who are positive for anti-AChR antibodies. Another C5 complement inhibitor, Ultomiris (ravulizumab-cwvz), was approved in April 2022 in the U.S. for the treatment of adult patients with gMG who are anti-AChR antibody-positive. The first line of treatment for TED patients is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include: zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 development. In November 2022, UCB announced that its new drug application for zilucoplan for the treatment of gMG in adult patients has been accepted by the FDA.

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, as well as academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage, reimbursement and public opinion. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries could result in even more resources being concentrated among a small number of our competitors.

Accordingly, competitors may be more successful than us in obtaining regulatory approval for therapies and in achieving widespread market acceptance of their drugs. It is also possible that the development of a cure or more effective treatment method for any of our targeted indications by a competitor could render our product candidates non-competitive or obsolete, or reduce the demand for its product candidate before it can recover its development and commercialization expenses.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for batoclimab, IMVT-1402 and any of our future product candidates, novel discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

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

Following our assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG is the exclusive licensee of certain patents, patent applications and know-how directed to batoclimab, IMVT-1402, and certain back-up and next-generation antibodies, and products containing such antibodies, in the licensed territory. As of May 17, 2023, the in-licensed patent portfolio includes a patent family covering batoclimab with pending patent applications and/or issued patent(s) in the U.S., Argentina, Brazil, Canada, Colombia, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family was filed in 2015 and discloses anti-FcRn antibodies, including batoclimab, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to batoclimab as defined by its CDRs and epitope or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to batoclimab as defined by its CDRs or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. A further patent was issued in the U.S. on March 28, 2023 with claims to an isolated anti-FcRn antibody other than batoclimab or an antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. A European patent in this family was issued on May 10, 2023 with claims directed to batoclimab as defined by its heavy and light chain variable sequences. There are also issued patents in this family in Canada, Israel, Mexico, and Saudi Arabia. In this family, applications are pending in Brazil, Argentina, the U.S. and in Europe. The patents of this patent family may expire in 2035, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

In addition, the in-licensed patent portfolio includes another patent family that discloses a pharmaceutical formulation for an anti-FcRn antibody. This patent family includes pending applications in the U.S., and in Europe, Israel, Canada, Brazil, Mexico and Argentina, and any patent issued in this patent family may expire in 2041, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

Additionally, as of May 17, 2023, independent of the licensed patent portfolio, ISG owns patent families directed to methods of treating thyroid eye disease (Graves’ ophthalmopathy) and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2039 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

ISG also has rights to an in-licensed patent family covering IMVT-1402 and its uses to treat autoimmune disease. Three U.S. provisional applications and one Korean application are pending in this family. Any patent issued from this patent family may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

ISG also owns U.S. provisional patent applications directed to methods of treating Graves’ Disease and methods of treating Chronic Inflammatory Demyelinating Polyneuropathy using anti-FcRn antibodies including batoclimab and IMVT-1402. Any patent issued from these patent families may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

ISG also owns a U.S. provisional application directed to high concentration protein formulations with polysorbate excipients and methods of making the same. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees.

In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, as the term of a patent granted on a utility patent application filed after June 8, 1995 expires 20 years after the non-provisional U.S. filing date (or any earlier filing date relied upon under 35 U.S.C. 120, 121, or 365(c)), with the timely payment of maintenance fees. In certain instances, the patent term may be adjusted to add additional days to compensate for certain delays incurred by the U.S. Patent and Trademark Office (“USPTO”) in the examination process, issuing the patent and/or the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the patent extension granted for FDA regulatory review is only applied to a single patent that covers either the product candidate or a method of using or manufacturing the same which has not expired at the time of FDA approval. Additionally, the period of time the patent is extended may not exceed five years, and the total patent term, including the period of time the patent is extended, must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. The protection afforded by a patent with respect to a particular product varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, its coverage, the availability of regulatory-related extensions, the availability of legal remedies in the particular country and the validity and enforceability of the patent under the local laws. ISG owns a trademark for IMMUNOVANT, the corporate logo, and a composite trademark for its corporate logo with the IMMUNOVANT mark. As of May 17, 2023, this trademark portfolio includes pending trademark applications and/or registered trademarks in the U.S. and/or foreign jurisdictions. Under the HanAll Agreement, we have the right to market batoclimab in the Licensed Territory under the trademark(s) of our choice, subject to regulatory approval. However, upon termination of the HanAll Agreement, we must assign to HanAll all rights, title and interest in and to any and all trademarks we use in the development, manufacture or commercialization of the licensed products.

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

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in interference or derivation proceedings in the USPTO to determine priority of invention.

Government Regulation

The FDA and other regulatory authorities at federal, state, supranational, national and local levels, including in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of batoclimab, IMVT-1402 or any future product candidate.

FDA Drug Approval Process

In the U.S., the FDA regulates biologics under both the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and their implementing regulations. The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

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

•agreement with FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy (“REMS”); and

•FDA review and approval, or licensure, of the BLA, including satisfactory completion of an FDA Advisory Committee review, if applicable, to permit commercial marketing or sale of the product for particular indications for use in the U.S.

Our product candidates are being developed to be registered as pre-filled syringes and autoinjectors, which means that they are subject to regulation as combination products because they are composed of both a biologic product and device product. If approved and marketed individually, each component would be subject to different regulatory pathways and reviewed by different centers within the FDA. A combination product, however, is assigned to a center that will have primary jurisdiction over its regulation based on a determination of the combination product’s primary mode of action, which is the single mode of action that provides the most important therapeutic action. In the case of our product candidates, the primary mode of action is attributable to the biologic component of the product, which means that the FDA’s Center for Drug Evaluation and Research has primary jurisdiction over the premarket development, review and approval of our product candidates. Accordingly, our product candidates are subject to the IND framework for premarket development and approval through the BLA pathway. Based on our understanding of FDA’s combination device expectations, we do not anticipate that the FDA will require a separate medical device authorization for the syringe or autoinjector, but this could change during the course of its review of any marketing application that we may submit.

European Union Drug Approval Process

In the European Union (“E.U.”), medicinal products can only be commercialized after a related marketing authorization (“MA”), has been granted. A company may submit a marketing authorization application (“MAA”) either on the basis of the centralized, or decentralized procedure or mutual recognition procedure.

To obtain an MA for a product in the E.U., an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by the competent authorities of E.U. Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the European Economic Area (“EEA”) (which is comprised of the 27 Member States of the E.U. plus Norway, Iceland and Liechtenstein). We have focused on the centralized procedure as we expect it to be the relevant procedure for our product candidates.

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”), and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

Under the centralized procedure, the European Medicines Agency’s (“EMA”) Committee for Medicinal Products for Human Use (“CHMP”) conducts the initial assessment of a product. The CHMP is also responsible for several post-authorization and maintenance activities, such as the assessment of modifications or extensions to an existing MA.

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA is 210 days, excluding clock stops when additional information or written or oral explanation is to be provided by the applicant in response to questions of the CHMP. Accelerated assessment may be granted by the CHMP in exceptional cases, when a medicinal product targeting an unmet medical need is expected to be of major interest from the point of view of public health and, in particular, from the viewpoint of therapeutic innovation. If the CHMP accepts a request for accelerated assessment, the time limit of 210 days will be reduced to 150 days (excluding clock stops). The CHMP can, however, revert to the standard time limit for the centralized procedure if it considers that it is no longer appropriate to conduct an accelerated assessment.

An MA granted through the centralized procedure has, in principle, an initial validity of five years. An MA granted through the centralized procedure may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA. To support the application, the MA holder must provide the EMA with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the E.U. market for a centralized MA within three years after authorization ceases to be valid (the so-called sunset clause).

The E.U. also provides opportunities for market exclusivity. Upon receiving an MA in the E.U., innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator's pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the E.U. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator's data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

Our product candidates designed to be delivered to patients by dedicated medical devices, may be subject to E.U. requirements applicable to combination products. In the E.U., products that are a combination of a medicinal product and a medical device are regulated as either a medicinal product or a medical device, depending on which component has the primary mode of action.

Medical devices that incorporate a medicinal product as an integral part that has an action ancillary to the action of the medical device are regulated as medical devices in accordance with Regulation (E.U.) 2017/745 on Medical Devices (“MDR”). However, the quality, safety and usefulness of the medicinal product must also be verified as part of the device and a scientific opinion from a national competent authority of an E.U. Member State or from the EMA, depending on its nature and therapeutic intention, must be sought regarding the quality and safety of the medicinal product, including the benefit or risk of its incorporation into the medical device. Where a medical device incorporates a medicinal product as an integral part as a single use drug delivery system, it is regulated as a medicinal product. In this case, the relevant General Safety and Performance Requirements (“GSPRs”) of the MDR will apply to the safety and performance of the device element.

Brexit and the Regulatory Framework in the United Kingdom

Following the result of a referendum in 2016, the United Kingdom (“U.K.”) left the E.U. on January 31, 2020, commonly referred to as Brexit. Pursuant to the formal withdrawal arrangements agreed between the U.K. and the E.U., the U.K. was subject to a transition period until December 31, 2020 (the Transition Period) during which E.U. rules continued to apply. The U.K. and the E.U. have signed a E.U.-U.K. Trade and Cooperation Agreement (“TCA”), which became provisionally applicable on January 1, 2021 and entered into force on May 1, 2021. This agreement provides details on how some aspects of the U.K. and E.U.’s relationship will operate going forwards however there are still many uncertainties. The TCA primarily focuses on ensuring free trade between the E.U. and the U.K. in relation to goods, including medicinal products. Although the body of the TCA includes general terms which apply to medicinal products, greater detail on sector-specific issues is provided in an Annex to the TCA. The Annex provides a framework for the recognition of Good Manufacturing Practice (“GMP”), inspections and for the exchange and acceptance of official GMP documents. The regime does not, however, extend to procedures such as batch release certification.

Among the changes that will now occur are that Great Britain (England, Scotland and Wales) will be treated as a "third country," a country that is not a member of the E.U. and whose citizens do not enjoy the E.U. right to free movement. Northern Ireland will continue to follow many aspects of the E.U. regulatory rules, particularly in relation to trade in goods. As part of the TCA, the E.U. and the U.K. will recognize GMP inspections carried out by the other party and the acceptance of official GMP documents issued by the other party. The TCA also encourages, although it does not oblige, the parties to consult one another on proposals to introduce significant changes to technical regulations or inspection procedures. Among the areas of absence of mutual recognition are batch testing and batch release. The U.K. has unilaterally agreed to accept E.U. batch testing and batch release However, the E.U. continues to apply E.U. laws that require batch testing and batch release to take place in the E.U. territory. This means that medicinal products that are tested and released in the U.K. must be retested and re-released when entering the E.U. market for commercial use.

As regards marketing authorizations, Great Britain has a separate regulatory submission process, approval process and a national marketing authorization. Northern Ireland will, however, continue to be covered by the marketing authorizations granted by the European Commission. Since January 1, 2021, an applicant for a centralized procedure marketing authorization can no longer be established in the U.K. Since this date, companies established in the U.K. cannot use the centralized procedure and instead must follow one of the U.K. national authorization procedures to obtain an MA to market products in the U.K.

The U.K. Medicines and Healthcare products Regulatory Agency (“MHRA”) offers new assessment procedures for marketing authorization applications for medicinal products. The procedures may lead to a marketing authorization in Great Britain (England, Scotland, and Wales), the United Kingdom, or Northern Ireland, depending on the procedure which is undertaken. The new marketing authorization application assessment procedures include:

•    The European Commission Decision Reliance Procedure. Until 31 December 2023, the MHRA may rely on a decision taken by the European Commission on the approval of a new centralized procedure marketing authorization when determining an application for a Great Britain marketing authorization; or use the MHRA’s decentralized or mutual recognition procedures which enable marketing authorizations approved in E.U. Member States through decentralized and mutual recognition procedures to be granted in the U.K. or Great Britain. MHRA aims to review such applications, including the entire dossier as reviewed by the CHMP, within 67 days. Should that review be successful, it will lead to the grant of a marketing authorization in Great Britain;

•     National marketing authorization applications. The MHRA offers a timeline of no more than 150 days (excluding clock-stop periods where further information is requested) for the assessment of national applications for the marketing authorization of a medicinal product in the U.K., Great Britain or Northern Ireland;

•     The Unfettered Access Procedure, which permits holders of a valid marketing authorization in Northern Ireland, obtained via the E.U. marketing authorization procedures or via the Northern Ireland national route, to submit an application to seek recognition of such existing marketing authorization in Great Britain; and

•     The ‘rolling review’ route, which allows companies to make an application in stages, throughout the product’s development, rather than as a consolidated full dossier submission. This route is available for new active substances in the U.K., Great Britain or Northern Ireland or for similar biological medicinal products in Great Britain.

Nonclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate in the U.S., we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes the clinical protocols and general development plan, as well as results of animal and in vitro studies assessing the toxicology, PK, pharmacology and PD characteristics of the product candidate; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions. In such a case, the IND may be placed on clinical hold until the IND sponsor and the FDA resolve the outstanding concerns or questions. The FDA also may impose clinical holds at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Submission of an IND therefore does not guarantee that FDA authorization to begin a clinical trial will be granted or that, once begun, issues will not arise that adversely impact, suspend or terminate such studies.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA or, in certain circumstances, mandated after approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting or in some cases to support full approval for products that are approved via an accelerated pathway as described below. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data, and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA, and IND safety reports must be submitted to the FDA, other regulators, and investigators within a regulated timeframe for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure or adverse events reported by anti-FcRn product candidates developed by others.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, and where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter prior to inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, completion of other significant and time-consuming requirements related to clinical trials, and/or conduct of additional preclinical studies or manufacturing activities. Even if such data and information are submitted, the FDA may determine that the BLA does not satisfy the criteria for approval. FDA approval of a BLA must be obtained before a biologic may be marketed in the U.S. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied and may require additional clinical testing or safety information.

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

Expedited Development and Review Programs and other Marketing Authorization Procedures

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

In the E.U., innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”), scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the E.U. or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and potentially accelerated MAA assessment once a dossier has been submitted.

In the E.U., a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

An MA may also be granted “under exceptional circumstances” where the applicant can show that it is unable to provide comprehensive data on efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. These circumstances may arise in particular when the intended indications are very rare and, in the state of scientific knowledge at that time, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. Like a conditional MA, an MA granted in exceptional circumstances is reserved to medicinal products intended to be authorized for treatment of rare diseases or unmet medical needs for which the applicant does not hold a complete data set that is required for the grant of a standard MA. However, unlike the conditional MA, an applicant for authorization in exceptional circumstances is not subsequently required to provide the missing data. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually, and the MA will be withdrawn if the risk-benefit ratio is no longer favorable.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. for which there is no reasonable expectation that the cost of developing and making available in the U.S. a drug or biologic for this type of disease or condition will be recovered from sales in the U.S. for that drug or biologic. Orphan designation must be requested before submitting a BLA. After the FDA grants orphan designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or automatically shorten the duration of, the regulatory review or approval process.

If a product that has orphan designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same product for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity by means of greater effectiveness, greater safety or providing a major contribution to patient care or in instances of drug supply issues. Orphan exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee. A designated orphan product may not receive orphan exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the U.S. may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

In the E.U., Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the E.U. when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the E.U. to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the E.U., or even if such method exists, the product will be of significant benefit to those affected by that condition.

Regulation (EC) No 847/2000 sets out further provisions for implementation of the criteria for designation of a medicinal product as an orphan medicinal product. An application for the designation of a medicinal product as an orphan medicinal product must be submitted at any stage of development of the medicinal product but before filing of an MAA. An MA for an orphan medicinal product may only include indications designated as orphan. For non-orphan indications treated with the same active pharmaceutical ingredient, a separate marketing authorization has to be sought.

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The period of market exclusivity may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria on the basis of which it received orphan medicinal product destination, including where it can be demonstrated on the basis of available evidence that the original orphan medicinal product is sufficiently profitable not to justify maintenance of market exclusivity or where the prevalence of the condition has increased above the threshold. Additionally, an MA may be granted to a similar medicinal product with the same orphan indication during the 10 year period if: (i) if the applicant consents to a second original orphan medicinal product application, (ii) if the manufacturer of the original orphan medicinal product is unable to supply sufficient quantities; or (iii) if the second applicant can establish that its product, although similar, is safer, more effective or otherwise clinically superior to the original orphan medicinal product. A company may voluntarily remove a product from the register of orphan products.

Following the U.K.’s departure from the E.U. there is no pre-marketing authorization orphan designation in Great Britain. Instead, orphan designation is applied for at the same time as applying for a marketing authorization. While the criteria to be granted an orphan medicinal product designation remain effectively the same in Great Britain as in the European Union, the designation will be based on the prevalence of the relevant condition in Great Britain. It is therefore possible that conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not or would not have been designated as orphan conditions in the E.U. will be designated as such in Great Britain. The U.K. legislation offers similar market exclusivity conditions for medicinal products with an orphan designation. However, U.K.-wide marketing authorization applications including orphan designation can only be submitted if there is no active orphan designation granted in the E.U.

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

Under the Best Pharmaceuticals for Children Act (“BPCA”), a drug or biologic product can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study or studies in accordance with an FDA-issued "Written Request" for such a study or studies within a defined timeframe.

In the E.U., Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all E.U. Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the Supplementary Protection Certificate (“SPC”), if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity. For other countries outside of the E.U., such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including AEs of unanticipated severity or frequency involving our product candidates or anti-FcRn product candidates developed by others, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other foreign regulatory authorities actively enforce the laws and regulations prohibiting the promotion of off-label uses and misbranding. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties, including monetary penalties. Physicians may prescribe, in their independent medical judgment, legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products, and a company that is found to have improperly promoted off-label uses may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication (or thirty days in advance of their first use if approved via the accelerated approval pathway). Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new BLA or BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

Where an MA is granted in relation to a medicinal product in the E.U., the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual E.U. Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports, or PSURs.

All new MAAs must include a risk management plan (“RMP”), describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

In the E.U., the advertising and promotion of medicinal products are subject to both E.U. and E.U. Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under E.U. legislation, the details are governed by regulations in individual E.U. Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), as approved by the competent authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the E.U. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the E.U.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act (“Affordable Care Act”) signed into law in 2010 includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (“BPCIA”), which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe, but no interchangeable biologic has been approved in the U.S. The FDA has issued several guidance documents outlining its approach to the review and approval of biosimilars.

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

In the E.U., there is a special regime for biosimilars, or biological medicinal products that are similar to an approved reference medicinal product but that do not meet the definition of a generic medicinal product owing to in particular differences relating to raw materials or differences in manufacturing processes of the biological medicinal product and the reference biological medicinal. Biosimilars are approved in accordance with the same quality, safety and efficacy standards which apply to biological medicinal products. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization, including comparative clinical and non-clinical studies with the reference biological medicinal product to demonstrate that the biosimilar is both highly similar to the reference product (notwithstanding natural variability inherent to all biological medicines) and that there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality, and efficacy. However, the biosimilar manufacturer is not required to replicate the testing results or trial data contained in the dossier of the reference biological medicinal product. Guidelines from the EMA detail the type of quantity of supplementary data that must be provided to support authorization of different types of biological product.

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., our current and future operations are subject to regulation and oversight by various federal, state and local authorities in addition to the FDA, including but not limited to, Centers for Medicare & Medicaid Services (“CMS”) or other divisions of the U.S. Department of Health and Human Services (“HHS”) (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ, and state and local governments and regulatory authorities. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal Anti-Kickback Statute, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar state laws, each as amended, as applicable. Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may be subject to healthcare laws, regulations and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and transparency, and physician sunshine laws. Some of our pre-commercial activities are subject to certain of these laws.

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

If we were to enter into a “business associate” relationship with a “covered entity” (“covered entities” being group health plans, certain healthcare providers, and “healthcare s”) or other “business associates”, we would be subject to the HHS regulations related to data privacy, security and security breach notification under the Administrative Simplification provisions of HIPAA (Title II, Subtitle F of HIPAA), as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”). Those regulations authorize the imposition of civil and criminal penalties, damages, injunctions, attorneys’ fees and costs. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

We are subject to the Federal Drug Supply Chain Security Act (“DSCSA”) enacted by the U.S. government, which requires development of an electronic pedigree to track and trace each prescription biologic at the salable unit level through the distribution system, which will be effective incrementally over a 10-year period from its enactment on November 27, 2013. In addition, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Some states also impose requirements on manufacturers and distributors to establish the pedigree of product in the chain of distribution. Compliance with DSCSA and current and future U.S. federal or state electronic pedigree requirements could require significant capital expenditures, increase our operating costs and impose significant administrative burdens. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and/or register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws. Additionally, to the extent that we have business operations in foreign countries, sell any of our products in foreign countries and jurisdictions, or engage with physicians from other countries, including Canada or the E.U., we may be subject to additional, comparable, regulation.

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

Privacy, Data Protection and Information Security

Because our business involves the collection, use, storage, and transmission of personal information, we are subject to numerous federal, state, local and foreign laws, regulations, and other obligations relating to privacy, data protection, and information security. Such laws may include Section 5(a) of the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the California Online Privacy Protection Act, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the E.U. GDPR as it forms part of United Kingdom (“UK”) law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”), and the European Union’s ePrivacy Directive. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy, data protection, and information security, and we may become subject to them as we expand our operations into new geographic markets.

Coverage, Pricing and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any product candidates for which Immunovant may obtain regulatory approval. In the U.S. and in foreign markets, sales of any products for which Immunovant receives regulatory approval for commercial sale will depend, in part, on the extent to which third-party payors provide coverage and establish adequate reimbursement levels for such products. In the U.S., third-party payors include federal and state healthcare programs, private managed care providers, health insurers and other organizations. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid in the U.S., and commercial payors are critical to new product acceptance.

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

Different pricing and reimbursement schemes exist in other countries. In the E.U., pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Other countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, some E.U. Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other E.U. Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many E.U. Member States have increased the amount of discounts that pharmaceutical companies are required to offer. These efforts could continue as countries attempt to manage healthcare expenditures. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products onto national markets. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various E.U. Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices.

In addition, some EEA countries may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment, or HTA, process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual E.U. Member States. In December 2021, the E.U. HTA Regulation was adopted. The purpose of the Regulation is to introduce joint clinical assessments at E.U. level. When it enters into application in 2025 the Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations, and additional legislative changes in the U.S. has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become a close focus of government and state regulators. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement rates are attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future, which could have a downward pressure on our commercialization efforts.

Healthcare Reform

In the U.S. and some foreign jurisdictions, there have been, and continue to be, several legislative and regulatory changes and proposed changes regarding the healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities, and affect the ability to profitably sell product candidates for which marketing approval is obtained. Among policy makers and payors in the U.S. and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access. In the U.S., the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

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

Since its enactment, there have been legal and political challenges to certain aspects of the Affordable Care Act. By way of example, the Tax Cuts and Jobs Act of 2017 (“TCJA”) included a provision that repealed, effective January 1, 2019, the tax-based shared responsibility payment imposed by the Affordable Care Act on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” In addition, the 2020 federal spending package permanently eliminated, effective January 1, 2020, the Affordable Care Act mandated “Cadillac” tax on high-cost employer-sponsored health coverage and medical device tax and, effective January 1, 2021, also eliminated the health insurer tax. On June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the "donut hole" under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there may be other efforts to challenge, repeal or replace the Affordable Care Act. It is unclear how any future challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is also unclear.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, President Obama signed into law the Budget Control Act of 2011, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

The Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering, or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Employees

As of March 31, 2023, we had 164 full-time permanent employees, primarily in the U.S. Of these employees, approximately 70% have advanced degrees including but not limited to Ph.D., M.D., and M.B.A., and approximately 82% were engaged in research and development activities. More than half of our workforce, as well as our senior management team, is comprised of women. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not had any work stoppages. We believe our relationship with our employees is good.

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

Available Information

Our website is www.immunovant.com. We are subject to the informational requirements of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), and file or furnish reports, including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act, proxy statements and other information with the U.S. Securities and Exchange Commission (the “SEC”). We make copies of these reports and other information available free of charge through our website as soon as reasonably practicable after we file or furnish them with the SEC. The SEC maintains a website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The information contained on the websites referenced in this Annual Report is not incorporated by reference into this filing, and the website addresses are provided only as inactive textual references.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of batoclimab and IMVT-1402. Accordingly, our business currently depends on the successful completion of our clinical trials for batoclimab and IMVT-1402 and subsequent regulatory approval and commercialization of these product candidates, which is uncertain. Delays or failures in the clinical trials for batoclimab or IMVT-1402, for example due to the voluntary pause of our batoclimab clinical trials announced in February 2021 and resulting inconclusive study results, have and could in the future significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

We cannot be certain that batoclimab or IMVT-1402 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, packaging, approval, sale, marketing, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries which may vary from one country to another. We are not permitted to market our product candidates in the U.S. until we receive approval of a BLA or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidates. We have not submitted a BLA for batoclimab or IMVT-1402 to the FDA or any comparable application to any other foreign regulatory authority. Obtaining approval of a BLA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of batoclimab or IMVT-1402 for many reasons, including:

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

•the FDA or other relevant foreign regulatory authorities may require development of a REMS or similar strategy imposed by foreign regulatory authorities, as a condition of approval;
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

Our product candidates, or anti-FcRn product candidates developed by others, may cause adverse events or undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to further suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

Adverse events (“AEs”) or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other competent regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics. In addition, AEs or undesirable side effects caused by related product candidates or anti-FcRn product candidates developed by others could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other competent regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics.

If unacceptable AEs or side effects arise in the development of our or others’ anti-FcRn product candidates, we, other reviewing entities, clinical trial sites or regulatory authorities could suspend, vary or terminate our clinical trials or the regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. If an unacceptable frequency or severity of AEs or new safety signals are reported in our or others’ anti-FcRn clinical trials, our ability to obtain regulatory approval may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidates or those from other companies targeting similar autoimmune indications or using the same mechanism of action could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete our clinical trials, eventual labeling and risk management, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

For example, AEs associated with batoclimab in our clinical trials previously caused us to pause dosing in our clinical trials of batoclimab. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours. We voluntarily paused dosing in our early phase clinical studies of batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory authorities, we are continuing our clinical development of batoclimab. While we do not expect that increases in LDL over a short-term treatment duration would pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab at higher doses will need to incorporate any potential unfavorable effects on lipid profiles. In addition, protocols that contain long-term treatment extensions will likely include protocol-directed guidelines for the management of any observed lipid abnormalities. These occurrences have harmed, and any reoccurrences may continue to harm, our business, financial condition and prospects.

Furthermore, it is possible we will not be able to agree upon sufficient risk mitigation with all regulatory authorities and that our development of our product candidates will not continue in certain countries or for certain indications. Even if we are able to continue clinical development of our product candidates with such risk mitigations, any future approval and marketing would suffer from the risks of potential AEs or side effects and potential impact of mitigating measures, including, among others, limited indication, monitoring, a Risk Evaluation and Mitigation Strategy (“REMS”) or similar strategy imposed by foreign regulatory authorities, potential additional safety studies and other adverse labeling.

If any of our product candidates is approved and then causes serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•regulatory authorities may withdraw, suspend, vary or limit their approval of the product or require a REMS (or similar strategy imposed by foreign regulatory authorities) to impose restrictions on the product’s distribution or require other risk management measures;
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

Batoclimab and IMVT-1402 are still in clinical development and will require extensive clinical testing before we are prepared to submit a biologics license application (“BLA”) or other similar application for regulatory approval. We cannot provide you any assurance that we will submit a BLA for regulatory approval for our product candidates within our projected timeframes or whether any such application will be approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other foreign regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for our product candidates; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar foreign regulatory application. The FDA or a foreign regulatory authority may also find that the benefits of our product candidates in any of our target indications do not outweigh its risks, including the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and relies on the collaboration with many contract research organizations (“CROs”) and clinical trial sites.

Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation delaying the next stage of clinical development or submission of a BLA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit negative safety signals in later stage clinical trials that they did not exhibit in nonclinical or earlier-stage clinical trials. A number of companies in the pharmaceutical industry, including biotechnology and biopharmaceutical companies, have suffered significant setbacks in or the discontinuation of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding positive results in earlier trials. Likewise, the results of early nonclinical studies and clinical trials of our product candidates, some of which were not conducted by us, may not be predictive of the results of our planned development programs and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results.

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
•occurrence of AEs in trials of the same class of agents conducted by other sponsors or AEs reported by anti-FcRn product candidates developed by others;
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
•ethics committees issuing negative opinions regarding a clinical trial or requiring substantial modifications of a proposed clinical trial;
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

In addition, we, the FDA or another foreign regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including good clinical practice (“GCP”), or that we are exposing participants to unacceptable health risks, or if the FDA or other foreign regulatory authority, as the case may be, finds deficiencies in our investigational new drug application (“IND”) or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from our product candidates, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, which could impact the commercial viability of our product candidates.

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

In addition, the FDA’s, the competent authorities of the E.U. Member States’, the EMA’s, the European Commission’s and other comparable regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the E.U. recently evolved. The E.U. Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each E.U. Member State, leading to a single decision for each E.U. Member State. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all E.U. Member States concerned, and a separate assessment by each E.U. Member State with respect to specific requirements related to its own territory, including ethics rules. Each E.U. Member State’s decision is communicated to the sponsor via the centralized E.U. portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose clinical trial application was made on the basis of the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors could choose to submit a clinical trial application under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

In light of the entry into application of the CTR on 31 January 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the E.U. on 30 January 2025. A transitioning application would need to be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past 30 January 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

It is currently unclear to what extent the U.K. will seek to align its regulations with the E.U. The U.K. regulatory framework in relation to clinical trials is derived from existing E.U. legislation (as implemented into U.K. law, through secondary legislation). However, the Retained EU Law (Revocation and Reform) Bill published in late 2022 which is intended to remove most E.U.-derived legislation from the U.K. statute book by the end of 2023, may result in a divergence of approach between the E.U. and the U.K.

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

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials for MG, TED, CIDP and GD due to existing alternative treatments available, including teprotumumab for the treatment of TED, IVIg, plasma exchange and steroids for CIDP and anti-thyroid drugs for GD, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo.

Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Our product candidates are focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts on the treatment of MG, TED, CIDP and GD with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, and could be faced with limited patient pools as we pursue other indications.

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

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In addition, preclinical testing may not adequately uncover drug side effects. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our Phase 1 and Phase 2 clinical trials of batoclimab will be observed in any future clinical trials. Likewise, positive results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and lack statistical significance, which further limits the reliability of such data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after positive results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings observed while clinical trials were underway and safety or efficacy observations in clinical trials.

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

Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon the indication. Any delay in, or termination of, our clinical trials will delay the submission of a BLA to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates, if approved, and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our expectations for differentiation or the effectiveness or safety of our product candidates. The FDA has substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we propose. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA, or other similar applications with other relevant foreign regulatory authorities, and even fewer are approved for commercialization.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize batoclimab, IMVT-1402 or any future product candidate, our business, operating results, prospects or financial condition may be harmed.

We may not be able to successfully develop and commercialize our product candidates on a timely basis or at all.

Our product candidates, batoclimab and IMVT-1402, are novel therapeutic antibodies and their potential therapeutic benefits are unproven. While results from animal studies of IMVT-1402 show potentially clinically meaningful reductions in IgG with minimal or no impact on levels of albumin and LDL and early clinical trials of batoclimab have shown meaningful reductions in IgG antibody levels in healthy volunteers and patients, batoclimab and/or IMVT-1402 may not demonstrate in patients any or all of the pharmacologic or clinical benefits we believe they may possess. IMVT-1402 has shown positive data in an exploratory study in cynomolgus monkeys, but these results may not translate to people. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our product candidates in large-scale, pivotal clinical trials or in obtaining marketing approval thereafter for any indication. Results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials. If results from our Phase 1 and Phase 2 clinical trials cannot be replicated, or if the increase in total cholesterol and LDL levels or total albumin reductions observed in our Phase 2 clinical trial of batoclimab cannot be mitigated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, TED, CIDP and GD or any other autoimmune indication. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize our product candidates, raise capital, expand our business or continue our operations.

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

We have not received approval from regulatory authorities to market any product candidate in any jurisdiction, and it is possible that our product candidates will never obtain the appropriate regulatory approvals necessary for us to commence product sales. Neither we nor any collaborator is permitted to market our product candidates in the U.S. or any other jurisdiction until we receive regulatory approval of a BLA from the FDA or similar approval from comparable regulatory authorities outside of the U.S.

The time required to obtain approval of a BLA by the FDA or similar approval from comparable regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of the regulatory authority. Prior to submitting a BLA to the FDA or any comparable application to any other foreign regulatory authorities for approval of any product candidate, we will need to complete pivotal Phase 3 clinical trials to demonstrate favorable results with respect to safety, tolerability and efficacy. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

Securing marketing approvals requires the submission of extensive manufacturing, nonclinical and clinical data and supporting information to regulatory authorities for each therapeutic indication to establish the safety and efficacy of our product candidates for the specified indications. We expect to rely on third-party CROs, consultants and our collaborators to assist us in filing and supporting the applications necessary to obtain marketing approvals. Securing marketing approval also requires the submission of information about the product manufacturing process to, and inspection of manufacturing facilities by, the regulatory authorities. Errors in the submission of applications for marketing approval or issues, including those related to gathering the appropriate data and the inspection process, may ultimately delay or affect our ability to obtain regulatory approval, commercialize our product candidates and generate product revenue.

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

We have in-licensed the right to develop, manufacture and commercialize batoclimab and certain back-up and next-generation antibodies (including IMVT-1402) in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize these product candidates in geographies outside of our Licensed Territory. If an impact to the characterization of the safety profile occurs in studies conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA or other foreign regulatory authorities may delay, limit or deny approval of these product candidates or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA or foreign regulatory authority approval for batoclimab or IMVT-1402 and a new or serious safety issue is identified in connection with clinical trials conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA or foreign regulatory authority may withdraw or vary their approval or restrict our ability to market and sell our products or may require additional testing or evaluation. In addition, treating physicians may be less willing to administer our product candidates due to concerns over such AEs, which would limit our ability to successfully commercialize these product candidates. In addition, issues may arise in connection with the manufacturing process for batoclimab or IMVT-1402 utilized by HanAll or any of its sublicensees or collaborators, which could affect our ability to obtain regulatory approval for or commercialize these product candidates.

We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications. Our operating results will suffer if we fail to compete effectively.

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including MG, TED, CIDP and GD. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for MG, TED, CIDP and GD and other targeted indications and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product candidates, if approved, provide an attractive alternative to existing and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab or IMVT-1402. We are aware of several FcRn inhibitors that are in clinical development. These include, efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In January 2023, the FDA accepted for filing and granted Priority Review UCB’s Biologic License Application (“BLA”) for rozanolixizumab for the treatment of gMG. In December 2021, the FDA approved VYVGART™ (efgartigimod alfa-fcab) for the treatment of gMG in adults who test positive for the anti-acetylcholine receptor (“AChR”) antibody. VYVGART™ represents the first-and-only FDA-approved FcRn blocker, and the first approved therapy designed to reduce pathogenic IgGs, an underlying driver of gMG.

We also expect to face competition from agents with different mechanisms of action. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. Another C5 complement inhibitor,
Ultomiris (ravulizumab-cwvz), was approved in April 2022 in the U.S. for the treatment of adult patients with gMG who are anti-AChR antibody-positive. The first line of treatment for patients with TED is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. Other product candidates in development for the treatment of MG include zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 development. In November 2022, UCB announced that its new drug application for zilucoplan for the treatment of gMG in adult patients has been accepted by the FDA.

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. In December 2022, Amgen agreed to acquire Horizon Therapeutics for approximately $27.8 billion, expanding its rare disease pipeline. Competition may reduce the number and types of patients available to us to participate in clinical trials because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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

Combination products are therapeutic and diagnostic products that combine drugs, devices and/or biological products. A pre-filled syringe or autoinjector presentation of our product candidates would be considered a combination product that requires coordination within the FDA and in similar foreign regulatory authorities for review of its device and biologic components. Although the FDA and similar foreign regulatory authorities have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of these product candidates due to uncertainties in the product development and approval process.

In the E.U., combination products are not subject to a single regulatory pathway. Products combining a medical device and a medicinal product are either regulated as a medicinal product or a medical device depending on which product has the primary mode of action. Alternatively, they can be regulated by two separate procedures, with elements regulated as a medicinal product and elements as a medical device. Authorities involved in the regulatory assessment of combination products may include the EMA, national competent authorities of E.U. Member States and Notified Bodies.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended use. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are positive, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the U.S. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. We do not have any product candidates approved for sale in any jurisdiction, including in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions and cause a loss of patient confidence in us or our products, among other negative consequences.

Quality management plays an essential role in contract manufacturing of drugs or drug products, conducting clinical trials, preventing defects, improving our product candidates and services and assuring the safety and efficacy of our product candidates. Our goal is to maintain a robust quality management program, which includes the following broad pillars of quality:

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

We currently and expect to continue to engage in contract manufacturing, conduct clinical trials, and perform laboratory research activities outside the U.S., including in Asia. Any disruption in production or inability of our manufacturers in Asia to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. We also conduct certain laboratory research, and expect to have clinical trial sites, in Asia. We are, thus, exposed to the possibility of product supply disruption, clinical trial delays, and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.

Even if we obtain regulatory approval for a product candidate, we will still face extensive ongoing quality and regulatory compliance requirements and our product may face future development and quality or regulatory compliance difficulties.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for the manufacturing processes, post-approval clinical data, labeling, packaging, distribution, AE reporting, storage, recordkeeping, conduct of potential post-market studies and post-market commitment and requirements, export, import and advertising and promotional activities for such product, among other things, by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current good manufacturing practice (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval. In addition, the FDA or other foreign regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning be included in the product labeling, which could limit sales of the product. Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Although the FDA and other foreign regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S. and other comparable regulations in foreign jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, U.S. Department of Justice, State Attorneys General and other foreign regulatory authorities alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.

In addition, later discovery of previously unknown AEs caused by our product candidates or reported by anti-FcRn product candidates developed by others, or other problems with our product, manufacturers or manufacturing processes, or failure to comply with regulatory requirements may yield various results, including:

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

•requirement of a REMS or additional risk management plans (or similar strategy imposed by foreign regulatory authorities.);
•Warning or Untitled Letters;
•withdrawal of the product from the market;
•recall of a product;
•fines, restitution or disgorgement of profits or revenues;
•suspension, variation or withdrawal of marketing approvals;
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

Market acceptance of new products for the treatment of MG, TED, CIDP and GD may also be affected by the perception that existing available treatments, such as pyridostigmine, corticosteroids and immunosuppressants, are sufficient to treat the majority of these patients. The perception that existing available treatments are sufficient to treat the majority of patients with a specific disease is a risk also applicable to the market acceptance of IMVT-1402. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions in completed clinical trials to date. In addition, the potential patient population for our initial indication and other autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

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

We have been granted orphan drug designation for batoclimab for the treatment of MG, and may seek orphan drug designation for batoclimab for other indications, IMVT-1402 or other product candidates we develop, but we may be unable to obtain such further designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.

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

Although we intend to seek additional orphan drug designation for batoclimab from the FDA and the European Commission, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain additional orphan drug designation for batoclimab from the FDA or the European Commission, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of batoclimab could be blocked for years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in the E.U., it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or the European Commission later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or other foreign regulatory authority review and approval process.

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

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, authority guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. The issuance of a subpoena or an investigation, regardless of the merits, may result in negative publicity, a drop in our share price and other harm to our business, financial condition and results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2032 unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions will take effect progressively starting in fiscal year 2023, although they may be subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Legislators, policymakers and healthcare insurance funds in the E.U. may continue to propose and implement cost-containing measures to keep healthcare costs down; particularly due to the financial strain that the COVID-19 pandemic has placed on national healthcare systems of the E.U. Member States. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of E.U. and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Risks Related to Our Business, Financial Position and Capital Requirements

Our business, operations, clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics on the manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, suppliers, shippers and others.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic has presented a substantial public health and economic challenge around the world and is affecting employees, patients, communities and business operations, as well as the U.S. economy and financial markets. Many geographic regions imposed, or in the future may impose or re-impose, “shelter-in-place” orders, quarantines or similar orders or restrictions to control the spread of COVID-19 and its variants. Our headquarters is located in New York City, we have business operations in North Carolina and our contract manufacturers are located in the U.S. and in South Korea. At present, we have implemented work-from-home policies for all employees. The effects of our work-from-home policy, including any plans to return to the office, may negatively impact productivity, disrupt our business and delay our clinical programs and timelines, the magnitude of which will depend, in part, on the length and severity of the restrictions and other limitations on our ability to conduct our business in the ordinary course. These and similar, and perhaps more severe, disruptions in our operations could negatively impact our business, operating results and financial condition.

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

The COVID-19 pandemic impacted clinical site enrollment and some participants’ ability to follow office visit schedules and protocols. Given the uncertain course of the COVID-19 pandemic, it is impossible to predict with certainty any future impact it, or any future health epidemics or pandemics, may have on our operations or our ongoing and planned clinical trials of IMVT-1402 or batoclimab in MG, TED, CIDP and GD. For example, clinical trial sites have experienced limited capacity and staffing shortages in a post-COVID 19 environment, partially due to personnel having been reassigned during the pandemic, resulting in a backlog of patient enrollment and delayed site initiations across the industry. Our inability to successfully recruit and retain patients and principal investigators and site staff could adversely impact our clinical trial operations.

The spread and duration of COVID-19 and its variants has also led to disruption and volatility in the global capital markets, which increases the cost of and adversely impacts access to capital and increases economic uncertainty. The trading prices for our common stock and other biopharmaceutical companies have, at times, been highly volatile as a result of the COVID-19 pandemic. To the extent the COVID-19 pandemic or a similar health epidemic or pandemic adversely affects our business, financial results and value of our common stock, it may also affect our ability to access capital, which could in the future negatively affect our liquidity.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $211.0 million and $156.7 million for the fiscal years ended March 31, 2023 and 2022, respectively. As of March 31, 2023, we had an accumulated deficit of $566.3 million.

We expect to continue to incur substantial and increasing losses through the commercialization of batoclimab, IMVT-1402 or any future product candidate, if approved, and we currently have no products that are approved for commercial sale. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of batoclimab, IMVT-1402 or any future product candidate, obtain necessary regulatory approvals for such product candidate and manufacture and successfully commercialize such product candidate alone or in collaboration with others. We cannot assure you that we will be able to achieve or maintain profitability even if we successfully commercialize batoclimab, IMVT-1402 or any future product candidate. If we do successfully obtain regulatory approval to market a product candidate, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we obtain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates, the reimbursement environment for our product candidates and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities for batoclimab, IMVT-1402 or any future product candidate is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such product candidate, even if approved. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations.

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

Because of the numerous risks and uncertainties associated with product development, including delays in subject enrollment or interruptions in clinical trial supplies or investigational product, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign. regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if batoclimab, IMVT-1402 or any future product candidate is approved for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and you may lose some or all of your investment.

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

We will require additional capital to complete the development and potential commercialization of batoclimab and IMVT-1402. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, decades-high inflation, rising interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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
•the cost of establishing sales, marketing and distribution capabilities for batoclimab, IMVT-1402 or any future product candidate in regions where we choose to commercialize such product candidate, if approved, on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of March 31, 2023) upon the achievement of certain development and regulatory milestone events (including the initiation of certain clinical trials for batoclimab or IMVT-1402), which events will occur prior to our planned commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

We are highly dependent on the skills and leadership of our senior management team and key employees. Our senior management and key employees have previously and may terminate their positions with us at any time. If we lose members of our senior management team or key employees, our ability to successfully implement our business strategies could be adversely affected. Replacing these individuals may be difficult, cause disruption to our business and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, manufacture, obtain regulatory approval of and commercialize products successfully. Competition to hire from this limited pool is intense and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any members of our senior management team or other employees.

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

We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such regulatory authorities, manufacturing and the GCP or cGMP standards, federal, state and foreign healthcare fraud and abuse laws and data privacy or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.

Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our clinical trials. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidates or cause delays and disruptions for the approval of our product candidate, if at all. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal and state healthcare programs or comparable foreign programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings and additional reporting requirements and oversight, any of which could adversely affect our ability to operate our business and our results of operations.

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
•delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those resulting from the COVID-19 pandemic;
•difficulties in managing foreign operations;
•complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to foreign currency exchange rate fluctuations;
•reduced protection for intellectual property rights;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including pandemics and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, the U.K. Bribery Act and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

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

On March 25, 2022, the European Commission and the U.S. announced that they had agreed, in principle, on a successor of the previously invalidated Privacy Shield Framework, the Trans-Atlantic Data Privacy Framework. On October 7, 2022, President Biden signed an Executive Order on “Enhancing Safeguards for U.S. Signals Intelligence Activities”. The European Commission is now preparing a draft adequacy decision for adoption that takes into account the Executive Order. However, a related adoption is not expected before spring 2023 and it is remained to be seen whether the new adequacy decision would withstand scrutiny by the CJEU if the adequacy decision’s validity was to be challenged.

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

In the ordinary course of our business, we collect, Process and store proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves or other parties (“Sensitive Information”).

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

Disruptions at the FDA and other government authorities caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, as applicable. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other foreign regulatory authorities may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

The facilities used by our contract manufacturers to manufacture batoclimab, IMVT-1402 or any future product candidate must be approved by the FDA and comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our BLA to the FDA or comparable applications to foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidate. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market batoclimab, IMVT-1402 or any future product candidate, if approved. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. This may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products. Further, our reliance on third-party manufacturers entails risks, including:

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

We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA and equivalent foreign regulations and guidelines, including the International Council for Harmonization guidelines, enforced by foreign regulatory authorities for batoclimab or any of our future product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations and our reliance on the CROs does not relieve us of our regulatory responsibilities. Therefore, the success of our clinical trials depends on our ability to maintain and continuously improve our quality management program to monitor our CROs’ compliance with applicable regulations. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and regulatory risks for us as sponsors of those studies. Further, our or our CROs’ inability to address a quality or safety issue may result in, among others, adverse inspection reports, warning letters, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

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

We believe that our product candidates, batoclimab and IMVT-1402, as biological products, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. We generally apply for patents in those countries in the Licensed Territory where we intend to make, have made, use, offer for sale or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. We may also make statements to regulatory authorities during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent life has expired, we may be open to competition from competitive products, including generics or biosimilars. The patent family directed to the composition of matter of batoclimab has a natural projected expiration date in 2035 in the U.S. and in foreign jurisdictions. The patent family directed to the composition of matter of IMVT-1402 and its use in treating autoimmune diseases has a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. The patent family directed to the formulation of batoclimab has a natural projected expiration date in 2041 in the U.S. and in foreign jurisdictions. The patent family directed to the use of batoclimab for treating TED has a natural projected expiration date in 2039 in the U.S. and in foreign jurisdictions. The patent families directed to the use of batoclimab and IMVT-1402 for treating GD and the use of batoclimab and IMVT-1402 for treating CIDP each have a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. The patent family directed to the method of manufacturing of, and formulations produced by such method, covering manufacturing and formulations of batoclimab, has a natural projected expiration date in 2044 in the U.S. and in foreign jurisdictions. Given the amount of time required for the development, testing and regulatory review of any new product candidate, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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
As of May 17, 2023, RSL beneficially owned approximately 56.6% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, we currently have one such putative class-action complaint brought against us. We could incur substantial costs defending this or similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business. Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions, increased inflation and other adverse effects or developments, including political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.

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

We qualify as a “smaller reporting company” as defined in the Exchange Act. We are taking advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and plan to present reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

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

Changes in tax laws or our effective tax rate may reduce our net income in future periods.

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One proposal) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two proposal). The E.U. has adopted a Council Directive requiring aspects of the Pillar Two proposal to be transposed into the national laws of E.U. Member States by December 31, 2023, and a number of other countries (including, the U.K. and Switzerland) are also planning to enact (or are in the process of enacting) such rules, which could increase our tax obligations in the countries where we do business.

Failure to manage the risks associated with international tax changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition. In addition, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other U.S. Internal Revenue Service guidance thereunder could adversely affect our effective tax rate. For example, the recently enacted Inflation Reduction Act of 2022 includes provisions that will impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock.

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

Our ability to use our U.S. net operating loss carryforwards and certain other U.S. tax attributes may be limited.

Under current U.S. federal income tax law, U.S. federal net operating loss, or NOLs, generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. In addition, our research and development credit carryforwards in the U.S. will begin to expire in the fiscal year ending March 31, 2039. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, and corresponding provisions of state law, if a corporation undergoes an “ownership change,” which is generally defined as a greater than 50 percentage-point cumulative change (by value) in its equity ownership over a three-year period, the corporation’s ability to use its pre-change NOL carryforwards and other pre-change tax attributes (such as research tax credits) to offset its post-change income or taxes may be limited. It is possible that we have experienced one or more ownership changes in the past. In addition, we may also experience ownership changes in the future as a result of subsequent shifts in our stock ownership some of which may be outside of our control. As a result, our ability to use our pre-ownership change NOL carryforwards to offset U.S. federal taxable income (if we earned net taxable income) and any other pre-ownership change tax attributes may be subject to limitations, which could potentially result in increased future tax liability to us. In addition, at the state level, there may be periods during which the use of NOLs is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.    Properties

We maintain our headquarters at 320 West 37th Street, New York, New York 10018 and also conduct business operations at 1000 Park Forty Plaza, Suite 210, Durham, North Carolina 27713. ISL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda and ISL’s principal office is located at 7th Floor, 50 Broadway, London, SW1H 0DB. ISG maintains its headquarters at Viaduktstrasse 8, 4051 Basel, Switzerland. In June 2020, we entered into two sublease agreements for our headquarters in New York, New York which expire in February 2024 and April 2024, respectively.

We could add new facilities or expand our existing facilities as we add employees, and we believe that suitable additional or substitute space will be available as needed to accommodate any such expansion of our operations.

Item 3.    Legal Proceedings

From time to time, we have been and may become involved in legal or regulatory proceedings arising in the ordinary course of our business. We do not currently, however, expect such legal proceedings to have a material adverse effect on our business, operating results or financial condition. However, depending on the nature and timing of a given dispute, an unfavorable resolution could materially affect our current or future results of operations or cash flows.

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

Holders of Record

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on May 17, 2023, we had three holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. Our innovative product pipeline includes batoclimab, formerly referred to as IMVT-1401, and IMVT-1402, both of which are novel, fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Batoclimab and IMVT-1402 are the result of a multi-step, multi-year research program conducted by us and HanAll Biopharma Co., Ltd., (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

Batoclimab, our first product candidate, has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas.

Likewise, IMVT-1402, our second product candidate, has also been observed in nonclinical studies to reduce IgG antibody levels. Importantly, based on the anticipated human effective dose levels, the human equivalent doses of IMVT-1402 have demonstrated minimal or no impact on levels of albumin and low-density lipoprotein (“LDL”) cholesterol in cynomolgus monkeys. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression. We are developing batoclimab and IMVT-1402 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

Based on third-party patient prevalence estimates, for the 22 indications that have been announced by multiple companies for clinical development with anti-FcRn assets, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the U.S. and Europe (includes all European Union countries, Norway, Lichtenstein, Iceland, the United Kingdom, and Switzerland). We are currently developing batoclimab for myasthenia gravis (“MG”), thyroid eye disease (“TED”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and Graves’ disease (“GD”). As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab and IMVT-1402, if developed and approved for commercial sale, would be differentiated from currently available treatments for advanced IgG-mediated autoimmune diseases.

To the extent we choose to develop batoclimab and IMVT-1402 as potential treatments for certain of these and other rare diseases, we plan to seek orphan drug designation in the U.S. and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. In August 2022, we were granted orphan drug designation from the European Commission for batoclimab for the treatment of MG. Previously, batoclimab received orphan drug designation by the U.S. Food and Drug Administration (“FDA”) for the treatment of MG. We plan to seek orphan drug designation in the U.S. and Europe for batoclimab and/or IMVT-1402 in other indications where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use.

Recent Developments in Our Clinical Programs

For IMVT-1402, our next generation FcRn inhibitor, in the second quarter of calendar year 2023, the FDA cleared our IND application for IMVT-1402 and we initiated a Phase 1 clinical trial in in healthy volunteers in New Zealand after approval of the CTA by the regulatory authority, MEDSAFE. Initial data from single-ascending dose cohorts are expected in August or September 2023, while initial data from multiple-ascending dose cohorts are expected in October or November 2023.

For batoclimab, in the second quarter of calendar year 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany. We expect initial results from this trial to be available in the fourth quarter of calendar year 2023.

In the fourth quarter of calendar year 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. We expect initial data from the open-label period of this trial (where one of two blinded doses of batoclimab are delivered) to be available in the first half of calendar year 2024. Also in the fourth quarter of calendar year 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. We expect top-line results from this program to be available in the first half of calendar year 2025. In the second quarter of calendar year 2022, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG. We expect top-line data from this trial to be available in the second half of calendar year 2024.

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

For additional information about risks and uncertainties related to the macroeconomic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report.

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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. Each party has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of March 31, 2023, we do not have any additional amounts payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement. As of March 31, 2022, $0.4 million was payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

In the fourth quarter of calendar year 2022, we achieved our second development and regulatory milestone under the HanAll Agreement of $10.0 million, which was paid in the first quarter of calendar year 2023 and recorded as acquired in-process research and development expenses in the accompanying consolidated statement of operations for the year ended March 31, 2023. We will be responsible for future contingent payments and royalties, including up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of March 31, 2023) upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

Product Service Agreement and Master Services Agreement

On November 17, 2021, Immunovant, Inc.’s wholly owned subsidiary, ISG, entered into a Product Service Agreement, (“PSA”) with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial, if approved, sale and perform other manufacturing-related services with respect to batoclimab. We previously entered in a Master Services Agreement, (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of our relationship with Samsung. Upon execution of the PSA, we committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, we are obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

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

The remaining minimum purchase commitment related to this agreement was estimated to be approximately $33.3 million as of March 31, 2023. During the year ended March 31, 2023, we recorded $19.8 million of research and development expenses related to the PSA, of which $2.7 million was paid as of March 31, 2023.

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

Research and development activities will continue to be central to our business model. We expect our research and development expenses to increase in the short term as we continue our ongoing Phase 3 pivotal trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED and a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. In addition, in the second quarter of calendar year 2023, the FDA cleared our IND application for IMVT-1402 and we initiated a Phase 1 clinical trial of IMVT-1402 in healthy volunteers in New Zealand after approval of the CTA by the regulatory authority, MEDSAFE. Finally, in the second quarter of calendar year 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD with batoclimab in Germany. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab, increase manufacturing of batoclimab and IMVT-1402 substance and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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
•the potential impact of macroeconomic events, including the COVID-19 pandemic, rising inflation, the U.S. Federal Reserve raising interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war;
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

Results of Operations

Comparison of the Years Ended March 31, 2023 and 2022

The following table sets forth our results of operations for the years ended March 31, 2023 and 2022 (in thousands):

	Years Ended March 31,		Change
	2023	2022	$
Operating expenses:
Research and development	$160,257	$101,808	$58,449
Acquired in-process research and development	10,000	—	10,000
General and administrative	48,019	54,225	(6,206)
Total operating expenses	218,276	156,033	62,243
Interest income, net	(7,578)	—	(7,578)
Other expense	253	781	(528)
Loss before provision (benefit) for income taxes	(210,951)	(156,814)	(54,137)
Provision (benefit) for income taxes	9	(84)	93
Net loss	$(210,960)	$(156,730)	$(54,230)

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years ended March 31, 2023 and 2022 (in thousands):

	Years Ended March 31,		Change
	2023	2022*	$
Batoclimab - Program-specific costs:
Neurology diseases	$52,100	$14,341	$37,759
Endocrine diseases	26,377	20,818	5,559
Hematology diseases	—	6,935	(6,935)
Total Batoclimab - Program-specific costs	78,477	42,094	36,383
IMVT-1402	10,270	9,915	355
Unallocated costs:
Personnel-related expenses including stock-based compensation	49,767	33,905	15,862
Other	21,743	15,894	5,849
Total research and development expenses	$160,257	$101,808	$58,449
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $58.4 million, from $101.8 million for the year ended March 31, 2022 to $160.3 million for the year ended March 31, 2023.

Batoclimab program-specific research and development costs increased by $36.4 million, from $42.1 million for the year ended March 31, 2023 to $78.5 million for the year ended March 31, 2023. This increase reflected $19.1 million of upfront and start-up costs related to our Phase 2b trial of batoclimab as a treatment for CIDP and $18.7 million of upfront and start-up costs related to our Phase 3 trial for batoclimab as a treatment for MG, including higher contract manufacturing costs for process development and drug substance manufacturing in preparation for process performance qualification activities for each indication. Also contributing to the increase were $4.8 million of start-up costs for TED due to the initiation of our Phase 3 clinical program. Partially offsetting these increases were lower contract manufacturing costs and clinical activities of $6.9 million in Warm Autoimmune Hemolytic Anemia, primarily as a result of our strategic decision not to pursue this indication for batoclimab.

For the year ended March 31, 2023 and 2022, we incurred $10.3 and $9.9 million, respectively, of research and development costs related to the development of IMVT-1402, primarily related to pre-clinical studies and contract manufacturing costs.

Unallocated research and development costs increased by $21.7 million, from $49.8 million for the year ended March 31, 2022 to $71.5 million for the year ended March 31, 2023. This increase reflected higher personnel-related expenses of $15.9 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we resumed our clinical activities and evaluated potential new indications. Also contributing to the increase were higher costs related to cross-indication clinical studies and clinical research costs of $5.8 million, primarily reflecting activities to advance the clinical development of batoclimab and IMVT-1402 in current and potentially new indications.

Acquired In-Process Research and Development Expenses for the Years Ended March 31, 2023 and 2022

During the year ended March 31, 2023, acquired in-process research and development expenses were $10.0 million related to the achievement of a development and regulatory milestone for batoclimab in MG as specified in the HanAll Agreement. There were no acquired in-process research and development expenses for year ended March 31, 2022.

General and Administrative Expenses

General and administrative expenses decreased by $6.2 million, from $54.2 million for the year ended March 31, 2022 to $48.0 million for the year ended March 31, 2023. Lower financial advisory, legal and other professional fees, as well as personnel-related expenses were partially offset by higher market research and information technology costs.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $376.5 million and $493.8 million as of March 31, 2023 and 2022, respectively. For the years ended March 31, 2023 and 2022, we had net losses of $211.0 million and $156.7 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings and the sale of convertible promissory notes. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine, the COVID-19 pandemic, decades-high inflation, rising interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2023 and 2022 (in thousands):

	Years Ended March 31,
	2023	2022
Net cash used in operating activities	$(188,193)	$(106,112)
Net cash used in investing activities	(197)	(254)
Net cash provided by financing activities	70,885	200,129

Operating Activities

For the year ended March 31, 2023, $188.2 million of cash was used in operating activities, primarily reflecting a net loss from operations of $211.0 million and a net change in operating assets and liabilities of $10.8 million, partially offset by non-cash charges of $33.6 million. The non-cash charges consisted mainly of stock-based compensation of $32.3 million. The change in our operating assets and liabilities was primarily due to a decrease of $17.1 million in accounts payable driven by the timing of payments related to contract manufacturing costs. The change in operating assets and liabilities also reflected $20.1 million of higher prepaid expenses and other current assets, driven by payments related to clinical research and contract manufacturing activities. These changes were partially offset by an increase in accrued expenses of $15.6 million primarily related to contract manufacturing costs, and a decrease in accounts receivable of $11.8 million reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with third parties.

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

Investing Activities

For the years ended March 31, 2023 and 2022, cash used in investing activities was related to the purchase of computer equipment.

Financing Activities

For the year ended March 31, 2023, $70.9 million of cash provided by financing activities primarily consisted of proceeds from our October 2022 underwritten offering of approximately $70.2 million, after deducting underwriting discounts and commissions and offering expenses. Cash provided by financing activities also reflected $0.7 million of proceeds from the exercise of stock options.

For the year ended March 31, 2022, $200.1 million of cash provided by financing activities primarily consisted of $200.0 million in proceeds from the sale of 17,021,276 shares of common stock to RSL, at a per share price of $11.75 in August 2021.

Material Cash Requirements

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

Our short-term and long-term material cash requirements as of March 31, 2023 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. In connection with this agreement, we have a remaining minimum long-term obligation to Samsung of approximately $33.3 million, of which $17.5 million, $0.3 million and $15.5 million is expected to be paid during the fiscal years ending March 31, 2024, 2025 and 2026, respectively. See Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of March 31, 2023, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of March 31, 2023) upon the achievement of certain development, regulatory and sales milestone events. In the fourth quarter of calendar year 2022, we achieved our second development and regulatory milestone under the HanAll Agreement and made a $10.0 million milestone payment in the first quarter of calendar year 2023 in accordance with the terms of the agreement.

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

Our future minimum lease payments as of March 31, 2023 totaled $1.2 million related to short-term lease liabilities, and less than $0.1 million related to long-term lease liabilities.

For more information on our leases, see Part II, Item 8. Financial Statements and Supplementary Data, Note 9 – Leases.

Outlook

Based on our existing cash balance as of March 31, 2023 of $376.5 million, our research and development plans and our timing expectations related to our development programs for batoclimab and IMVT-1402, we expect to be able to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2025. However, we have based this estimate on our current operating plan and assumptions that may prove to be wrong, and we could use our capital resources sooner than we expect.

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

Our primary use of cash is to fund our clinical trials and clinical development activities. Our current funds will not be sufficient to enable us to complete all necessary development and, if approved, commercially launch batoclimab or IMVT-1402. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report, we believe the following critical accounting estimate used in the preparation of our consolidated financial statements requires significant estimates and judgments. We did not make any material changes to these assumptions for the year ended March 31, 2023. We do not expect any material changes in the near term to the underlying assumptions during the year ended March 31, 2023.

Research and Development and Acquired In-Process Research and Development Expenses

Research and development costs with no alternative future use are expensed as incurred. We accrue costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by contract research organizations. In making these estimates, we consider various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as acquired in-process research and development expenses. Research and development costs are charged to expense when incurred and primarily consist of employee compensation and expenses from third parties who conduct research and development activities (including manufacturing) on our behalf.
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

Item 8. Financial Statements and Supplementary Data
Immunovant, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunovant, Inc. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

How We Addressed the Matter in Our Audit	We obtained an understanding and evaluated the design of internal controls that addressed the identified risks related to the information used in the Company’s process for recording clinical trial accruals.

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by making direct inquiries of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through March 31, 2023. We assessed the historical accuracy of the clinical trial accrual and analyzed the underlying data to evaluate changes in the clinical trial accrual that would result from reasonable changes in the underlying data. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Iselin, New Jersey
May 22, 2023

IMMUNOVANT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$376,532	$493,817
Accounts receivable	700	12,229
Prepaid expenses and other current assets	26,916	6,253
Income tax receivable	185	632
Total current assets	404,333	512,931
Operating lease right-of-use assets	1,172	2,303
Property and equipment, net	333	330
Total assets	$405,838	$515,564
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,353	$18,629
Accrued expenses	40,421	24,575
Current portion of operating lease liabilities	1,173	1,145
Due to Roivant Sciences Ltd.	350	171
Total current liabilities	43,297	44,520
Operating lease liabilities, net of current portion	47	1,219
Total liabilities	43,344	45,739
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at March 31, 2023 and March 31, 2022	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2023 and March 31, 2022	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 130,329,863 shares issued and outstanding at March 31, 2023 and 500,000,000 shares authorized, 116,482,899 shares issued and outstanding at March 31, 2022	13	12
Additional paid-in capital	927,976	824,796
Accumulated other comprehensive income	852	404
Accumulated deficit	(566,347)	(355,387)
Total stockholders’ equity	362,494	469,825
Total liabilities and stockholders’ equity	$405,838	$515,564

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended March 31,
	2023	2022
Operating expenses:
Research and development	$160,257	$101,808
Acquired in-process research and development	10,000	—
General and administrative	48,019	54,225
Total operating expenses	218,276	156,033
Interest income, net	(7,578)	—
Other expense	253	781
Loss before provision (benefit) for income taxes	(210,951)	(156,814)
Provision (benefit) for income taxes	9	(84)
Net loss	$(210,960)	$(156,730)
Net loss per common share — basic and diluted	$(1.71)	$(1.43)
Weighted average common shares outstanding — basic and diluted	123,075,329	109,679,256

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended March 31,
	2023	2022
Net loss	$(210,960)	$(156,730)
Other comprehensive income:
Foreign currency translation adjustments	448	702
Total other comprehensive income	448	702
Comprehensive loss	$(210,512)	$(156,028)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2021	10,000	$—	97,971,243	$10	$590,425	$(298)	$(198,657)	$391,480
Issuance of common stock upon investment by Roivant Sciences Ltd.	—	—	17,021,276	2	199,998	—	—	200,000
Restricted stock units vested and settled	—	—	1,490,380	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	1,101	—	—	1,101
Capital contribution – expenses allocated from Roivant Sciences Ltd.	—	—	—	—	129	—	—	129
Stock-based compensation	—	—	—	—	33,143	—	—	33,143
Foreign currency translation adjustments	—	—	—	—	—	702	—	702
Net loss	—	—	—	—	—	—	(156,730)	(156,730)
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Issuance of common stock upon underwritten offering	—	—	12,500,000	1	70,227	—	—	70,228
Stock options exercised and restricted stock units vested and settled	—	—	1,346,964	—	657	—	—	657
Capital contribution – stock-based compensation	—	—	—	—	330	—	—	330
Stock-based compensation	—	—	—	—	31,966	—	—	31,966
Foreign currency translation adjustments	—	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	—	(210,960)	(210,960)
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2023	2022
Cash flows from operating activities
Net loss	$(210,960)	$(156,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	32,296	34,244
Depreciation on property and equipment	193	126
Non-cash lease expense	1,131	1,106
Changes in operating assets and liabilities:
Accounts receivable	11,764	(11,633)
Prepaid expenses and other current assets	(20,533)	2,137
Income tax receivable	461	(85)
Accounts payable	(17,124)	16,254
Accrued expenses	15,568	9,472
Operating lease liabilities	(1,145)	(1,179)
Due to Roivant Sciences Ltd.	156	176
Net cash used in operating activities	(188,193)	(106,112)
Cash flows from investing activities
Purchases of property and equipment	(197)	(254)
Net cash used in investing activities	(197)	(254)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten offering	70,500	—
Payment of offering costs	(272)	—
Proceeds from stock options exercised	657	—
Proceeds from investment by Roivant Sciences Ltd.	—	200,000
Capital contributions	—	129
Net cash provided by financing activities	70,885	200,129
Effect of exchange rate changes on cash and cash equivalents	220	(92)
Net change in cash and cash equivalents	(117,285)	93,671
Cash and cash equivalents – beginning of period	493,817	400,146
Cash and cash equivalents – end of period	$376,532	$493,817
Non-cash operating activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$—	$127

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

Immunovant, Inc.’s wholly owned subsidiaries include Immunovant Treasury Inc. a Delaware corporation based in the United States (“U.S”) and Immunovant Sciences Ltd. (“ISL”), a Bermuda exempted limited company. Incorporated by ISL are its wholly owned subsidiaries, Immunovant Sciences Holdings Ltd. (“ISHL”), a private limited company incorporated in the United Kingdom under the laws of England and Wales, IMVT Corporation, a Delaware corporation based in the U.S., and Immunovant Sciences GmbH (“ISG”), a limited liability company formed under the laws of Switzerland. ISG holds all of the Company’s intellectual property rights.

The Company has determined that it has one operating and reporting segment.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2023, the Company’s cash and cash equivalents totaled $376.5 million and its accumulated deficit was $566.3 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of March 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these consolidated financial statements are issued.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic, geopolitical tensions and global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession in the U.S. has had on its operations and financial results as of March 31, 2023 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of March 31, 2023, the cash balances are kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At March 31, 2023, cash and cash equivalents included $346.2 million of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices. There were no cash equivalents as of March 31, 2022.

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

[H] Contingencies

The Company, from time to time, has been and may be a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible. Legal defense costs associated with loss contingencies are expensed in the period incurred. Additionally, the Company records a receivable for rights to insurance recoveries, limited to the extent of incurred or probable losses, when such recoveries have been agreed to with third-party insurers and when receipt is deemed probable. This includes instances when the third-party insurers have agreed to pay, on the Company's behalf, certain legal defense costs and settlement amounts directly to applicable law firms and settlement funds.

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

[J] Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses include payments made or due in connection with license agreements upon the achievement of development and regulatory milestones.

The Company evaluates in-licensed agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expenses in its consolidated statements of operations. Payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of product sales over the remaining useful life of the asset.

[K] Leases

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

[L] Income Taxes

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

[M] Stock-based Compensation

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

[N] Fair Value of Financial Instruments

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and amounts due to Roivant Sciences Ltd. ("RSL"). These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of March 31, 2023 or 2022.

[O] Foreign Currency

The Company has operations in the U.S., the United Kingdom, Bermuda, and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the consolidated balance sheet date and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are recognized in accumulated other comprehensive income (loss). Foreign exchange transaction gains and losses are included in other expense (income), net in the consolidated statements of operations.

[P] Net Loss per Common Share

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended March 31,
	2023	2022
Preferred stock as converted	10,000	10,000
Stock options	11,682,481	8,018,731
Restricted stock units	3,692,979	2,670,864
Total	15,385,460	10,699,595

[Q] Recent Accounting Pronouncements

Recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the U.S. Securities and Exchange Commission did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3 — Material Agreements

License Agreement

On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of RSL, entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as batoclimab and certain back-up and next-generation antibodies (including IMVT-1402), and products containing such antibodies, in the U.S., Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).

In exchange for this license, RSG provided or agreed to provide the following consideration:
•Upfront, non-refundable payment of $30.0 million;
•Up to $20.0 million in shared (50%) research, development, and out-of-pocket costs incurred by HanAll;
•Up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of March 31, 2023) upon the achievement of certain development, regulatory and sales milestones; and
•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products subject to standard offsets and reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with ISG to sublicense this technology, as well as RSG’s know how and patents necessary for the development, manufacture or commercialization of any compound or product that pertains to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to batoclimab and IMVT-1402 in the Licensed Territory, for an aggregate purchase price of $37.8 million.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. Each party has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory.

In the fiscal 2023 third quarter, the Company achieved its second development and regulatory milestone under the HanAll Agreement of $10.0 million, which was paid in the fiscal 2023 fourth quarter and recorded as acquired in-process research and development expenses in the accompanying consolidated statement of operations for the year ended March 31, 2023.

As of March 31, 2023, the Company does not have any additional amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement. As of March 31, 2022, $0.4 million was payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement, (“PSA”), with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply the Company with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. The Company previously entered in a Master Services Agreement, (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of the Company’s relationship with Samsung. Upon execution of the PSA, the Company committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, the Company is obligated to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

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

As of March 31, 2023, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $33.3 million.
Note 4 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,
	2023	2022
Research and development expenses	$31,321	$18,196
Accrued bonuses	7,530	4,456
Legal and professional fees	572	679
Other expenses	998	1,244
Total accrued expenses	$40,421	$24,575
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

For the year ended March 31, 2023, the Company was charged $0.4 million under the Services Agreements, included in the accompanying consolidated statement of operations and amounts due to RSL in the accompanying consolidated balance sheet. For the year ended March 31, 2022, the Company was charged $0.5 million under the Services Agreements, included in the accompanying consolidated statement of operations, of which $0.1 million and $0.4 million were treated as capital contributions and amounts due to RSL, respectively, in the accompanying consolidated balance sheet.

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

RSL Share Purchases

See Note 7 – Stockholders’ Equity for a discussion of the RSL share purchases as part of the Company’s underwritten offering in October 2022 and share purchase agreement in August 2021.
Note 6 — Income Taxes
The loss before income taxes and the related tax (benefit) provision are as follows (in thousands):

	Years Ended March 31,
	2023	2022
(Loss) income before income taxes
United States	$(27,708)	$(43,949)
Switzerland	(183,187)	(112,786)
Bermuda	(58)	(77)
United Kingdom	2	(2)
Total loss before income taxes	$(210,951)	$(156,814)
Current taxes
United States – Federal	$—	$(85)
United States – State	9	1
Total current tax (benefit) expense	9	(84)
Deferred tax expense	—	—
Total benefit for income taxes	$9	$(84)

A reconciliation of the benefit for income taxes computed at the U.S. statutory rate of 21% for the years ended March 31, 2023 and 2022 to the benefit for income taxes reflected in the consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2023	2022
Income tax benefit at statutory rate	$(44,300)	$(32,931)
Foreign rate differential	14,569	8,978
Research and development credits	(4,798)	(2,493)
Valuation allowance	31,944	23,283
Non-deductible expense	3,632	3,121
Tax deficiencies (excess tax benefits) from stock-based compensation	(1,960)	439
Other	922	(481)
Total benefit for income taxes	$9	$(84)
The Company’s effective tax rate was 0% and 0.05% for the years ended March 31, 2023 and March 31, 2022, respectively, primarily driven by the Company’s jurisdictional earnings by location, certain non-deductible expenditures, research and development credits, and a valuation allowance that eliminates the Company’s global net deferred tax assets.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2023 and 2022 are as follows (in thousands):

	March 31,
	2023	2022
Deferred tax assets
Intangible assets	$8,112	$6,726
Net operating losses	64,418	40,297
Stock-based compensation	7,120	5,581
Research and development credits	10,798	6,010
Lease liability	260	501
Others	1,782	219
Total deferred tax assets	92,490	59,334
Valuation allowance	(91,988)	(58,704)
Deferred tax assets, net of valuation allowance	$502	$630
Deferred tax liabilities
Depreciation	$(69)	$(69)
Right-of-use assets	(250)	(489)
Others	(183)	(72)
Total deferred tax liabilities	(502)	(630)
Total net deferred taxes	$—	$—

As of March 31, 2023, the Company has gross net operating loss carryforwards in the following jurisdictions: Switzerland of approximately $447.6 million, which will begin to expire as of March 31, 2027, the United Kingdom of approximately $0.8 million, which can be carried forward indefinitely with an annual usage limitation, and the U.S. of approximately $27.7 million, which can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021. The Company has research and development and orphan drug credit carryforwards in the U.S. of approximately $10.8 million, which will begin to expire in the fiscal year ending March 31, 2039, and approximately $2.2 million is subject to an annual usage limitation.

The Company assesses the realizability of the net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $92.0 million and $58.7 million for the years ended March 31, 2023 and 2022, respectively, representing the portion of the net deferred tax assets that is not expected to be realized. The amount of the net deferred tax assets considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

As of March 31, 2023, the Company does not have undistributed earnings from foreign subsidiaries. The Company regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in a change to the Company’s position.

The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, and U.S. federal, state, and local jurisdictions. The Company’s March 31, 2023, 2022, 2021, 2020 and 2019 tax returns remain open for tax examinations in most applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. The Company had unrecognized tax benefit activity during the years ended March 31, 2023 and 2022 and related liabilities were not material to the Company’s consolidated financial statements as of March 31, 2023 and 2022. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of March 31, 2023, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of March 31, 2023, the Company has authorized 10,010,000 shares of preferred stock par value $0.0001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of March 31, 2023.

Common Stock

As of March 31, 2023, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share.

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

On August 2, 2021, the Company and RSL entered into a share purchase agreement pursuant to which the Company issued 17,021,276 shares of the Company’s common stock, par value $0.0001 per share, to RSL at a per share price of $11.75 and received aggregate net proceeds of $200.0 million. Prior to the share issuance, the Company and RSL explored alternative potential transactions whereby the Company incurred additional costs, including $5.0 million in financial advisory fees, which are included in general and administrative expenses in the accompanying statement of operations for the year ended March 31, 2022.

In October 2022, the Company completed an underwritten offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at an offering price of $6.00 per share, for net proceeds to the Company of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2023, the Company had 130,329,863 shares of common stock outstanding, which include the above share issuances during the year and the issuance of shares of common stock from the exercise of stock options and vesting of restricted stock units. See Note 8 – Stock-Based Compensation for additional details about stock options and restricted stock units.

The Company has reserved the following shares of common stock for issuance:

	March 31,
	2023	2022
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	11,682,481	8,018,731
Restricted stock units outstanding	4,057,778	2,816,197
Equity awards available for future grants	590,317	2,188,860
Total	16,340,576	13,033,788

The reserved shares underlying restricted stock units above include 364,799 restricted stock units that vested but were not settled as of March 31, 2023. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of March 31, 2023. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, beginning on April 1, 2020 and continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options under the 2019 Plan is 16,500,000. The Company’s employees, directors and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards, and performance awards under the plan. Generally, each option will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a ten-year contractual term. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the fair market value of the Company’s common stock on the date of grant and the option will have a five-year contractual term. Stock options that are forfeited, cancelled or have expired are available for future grants.

On April 1, 2022, 4,659,315 shares of common stock were added to the 2019 Plan pool in accordance with the 4.0% evergreen provision of the 2019 Plan . As of March 31, 2023, options to purchase 8,760,866 shares of common stock and 3,692,979 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 590,317 shares of common stock remained available for future grant under the 2019 Plan.

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

The repricing on September 11, 2021 resulted in incremental stock-based compensation expense of $2.6 million, of which $0.4 million related to vested stock option awards was expensed on the repricing date, and $2.2 million related to unvested stock option awards is being amortized on a straight-line basis over the weighted-average vesting period of those awards of approximately 3.2 years.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under 2018 Equity Incentive Plan (the “2018 Plan”). As of March 31, 2023, 2,921,615 stock options were outstanding under the Company’s 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company's Board of Directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of March 31, 2023, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance – March 31, 2022	8,018,731	$8.48	8.52	$60
Granted	4,173,345	7.08
Exercised	(85,084)	7.72
Forfeited	(393,102)	6.63
Expired	(31,409)	8.69
Balance – March 31, 2023	11,682,481	$8.05	8.16	$88,919
Exercisable – March 31, 2023	5,214,517	$8.70	7.14	$36,383
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2023. The intrinsic value of stock options exercised during the year ended March 31, 2023 was $0.5 million. There were no stock options exercised during the year ended March 31, 2022. The stock options granted during the years ended March 31, 2023 and March 31, 2022 had a weighted-average fair value of $5.39 per share and $5.89 per share, respectively, at the grant date. The total grant-date fair value of stock options vested during the years ended March 31, 2023 and March 31, 2022 was $17.3 million and $17.9 million, respectively. The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Years Ended March 31,
	2023	2022
Risk-free interest rate	2.74% - 4.21%	0.80% – 2.35%
Expected term, in years	6.11	5.56 – 6.11
Expected volatility	87.12% - 93.78%	82.92% – 91.15%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2022	2,670,864	$9.12
Issued	2,799,018	6.79
Vested	(1,482,354)	8.68
Forfeited	(294,549)	7.85
Nonvested as of March 31, 2023	3,692,979	$7.63
The RSUs granted during the years ended March 31, 2023 and March 31, 2022 had a weighted-average fair value of $6.79 per share and $7.42 per share, respectively, at the grant date. The total grant-date fair value of RSUs vested during the years ended March 31, 2023 and March 31, 2022 was $12.9 million and $16.3 million, respectively.
Stock-based Compensation Expense
For the years ended March 31, 2023 and 2022, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Years Ended March 31,
	2023	2022
Research and development expenses	$14,779	$14,194
General and administrative expenses	17,187	18,949
Total stock-based compensation	$31,966	$33,143

As of March 31, 2023, total unrecognized compensation expense related to nonvested stock options and RSUs was $39.6 million and $23.2 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.65 years and 2.70 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, stock-based compensation expense of $0.1 million and $0.4 million was recorded for the years ended March 31, 2023 and 2022, respectively, in the accompanying consolidated statements of operations.

The RSL common share awards are valued at fair value on the date of grant and stock-based compensation expense is recognized and allocated to the Company over the required service period. The allocation of stock-based compensation for Roivant employees is based upon the relative percentage of time utilized by Roivant employees on Company matters.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the years ended March 31, 2023 and 2022, the Company recorded $0.2 million and $0.7 million, respectively, of stock-based compensation expense related to these RSUs. As of March 31, 2023, there was $0.1 million of unrecognized compensation expense related to unvested RSL RSUs.

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

These leases are classified as operating leases. The aggregate weighted-average remaining lease term was 1.0 years and 2.0 years as of March 31, 2023 and 2022, respectively. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates based on the information available at the time of execution of each lease agreement were used in determining the present value of lease payments. The weighted-average incremental borrowing rate for the Company’s operating leases was 3.9% for each of the years ended March 31, 2023 and 2022. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were minimal for the years ended March 31, 2023 and 2022.

During the year ended March 31, 2023, the Company incurred $1.2 million in rent expense and paid $1.2 million in cash related to contractual rent obligations under the operating leases. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of March 31, 2023 (in thousands):

Years Ending March 31,	Operating Leases
2024	$1,198
2025	47
Total undiscounted payments	1,245
Less: present value adjustment	(25)
Present value of future payments	1,220
Less: current portion of operating lease liabilities	(1,173)
Operating lease liabilities, net of current portion	$47
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

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities between October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding RSL and the Company’s directors and underwriters as defendants (collectively, “Defendants”), and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class consisting of those who purchased or otherwise acquired the Company’s securities pursuant and/or traceable to the Company’s follow-on public offering on or about September 2, 2020. On March 15, 2022, the lead plaintiff filed a further amended complaint. On February 14, 2023, the Court granted lead plaintiffs leave to amend. On March 17, 2023, the lead plaintiff filed a second amended complaint. The Company and other Defendants filed a motion to dismiss the second amended complaint on April 28, 2023. Plaintiff’s opposition is due on June 9, 2023, and Defendants’ replies are due on June 30, 2023, at which point Defendants intend to file the fully briefed motions to dismiss. No hearing date has been set on the motion to dismiss. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Commitments

During the year ended March 31, 2023, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of March 31, 2023, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $33.3 million, of which $17.5 million, $0.3 million and $15.5 million is expected to be paid during the fiscal years ending March 31, 2024, 2025 and 2026, respectively. During the year ended March 31, 2023, the Company recorded $19.8 million of research and development expenses related to the PSA, of which $2.7 million was paid as of March 31, 2023. See Note 3 - Material Agreements for additional details.

As of March 31, 2023, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of COVID-19, geopolitical tensions and global slowdown of economic activity, decades-high inflation, rising interest rates and a potential recession in the U.S. on the Company’s future operational and financial performance will depend on certain developments, including the duration and spread of the pandemic, including its variants, impact on employees and vendors, and impact on clinical trial sites and patients, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2023 at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2023, our internal control over financial reporting was effective based on those criteria.

This Annual Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting due to our status as a smaller reporting company and a non-accelerated filer.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III
We will file a definitive proxy statement for our 2023 Annual Meeting of Stockholders (“2023 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year, or March 31, 2023. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2023 Proxy Statement that specifically address the items set forth herein are incorporated by reference.
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this item will be contained in our 2023 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Meetings of the Board and its Committees” and “Executive Officers” and is incorporated herein by reference.
Our board of directors has adopted a Code of Business Conduct and Ethics (the “Code of Conduct”) that is applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.immunovant.com. If we make any substantive amendments to the Code of Business Conduct and Ethics or grant any waiver from a provision of the Code of Business Conduct and Ethics to the principal executive officer, principal financial officer and principal accounting officer or controller or persons performing similar functions, we will promptly disclose the nature of the amendment or waiver on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.
Item 11. Executive Compensation
The information required by this item will be contained in our 2023 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item will be contained in our 2023 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at March 31, 2023” and is incorporated herein by reference.
Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item will be contained in our 2023 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.
Item 14. Principal Accountant Fees and Services
The information required by this item will be contained in our 2023 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
(3) Exhibits

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
4.1	Specimen Warrant Certificate.	S-1/A	333-230893	4.3	April 29, 2019
4.2	Form of Warrant Agreement by and between Continental Stock Transfer & Trust Company and Health Sciences Acquisitions Corporation.	S-1/A	333-230893	4.4	April 29, 2019
4.3	Description of Securities.	10-K	001-38906	4.3	June 29, 2020
10.1	UK Sub-Plan to the Immunovant, Inc. 2019 Equity Incentive Plan	10-Q	001-38906	10.1	February 3, 2023
10.2	Form of Stock Option Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.2	February 3, 2023
10.3	Form of Restricted Stock Unit Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.3	February 3, 2023
10.4	Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.4	February 3, 2023
10.5	Form of Stock Option Grant Notice and Option Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.5	February 3, 2023
10.6	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.6	February 3, 2023
10.7	Amended and Restated Registration Rights Agreement, dated September 29, 2019, by and among Health Sciences Acquisitions Corporation and the Investors party thereto.	8-K	001-38906	10.1	December 20, 2019
10.8	Restricted Stock Agreement, dated September 29, 2019, by and between Health Sciences Acquisitions Corporation and Health Sciences Holdings, LLC.	8-K	001-38906	10.2	December 20, 2019
10.9†	2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3	June 29, 2020
10.10.1†	Forms of Option Grant Notices and Option Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.1	June 29, 2020

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
10.10.2†	Forms of Restricted Stock Unit Grant Notices and Award Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.2	June 29, 2020
10.11†	2018 Equity Incentive Plan of Immunovant Sciences Ltd., and forms of award agreements thereunder.	8-K	001-38906	10.4	December 20, 2019
10.12†	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan.	S-4	333-256165	10.25	May 14, 2021
10.13†	Form of Indemnification Agreement.	8-K	001-38906	10.5	December 20, 2019
10.14††	License Agreement, dated December 19, 2017, by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.6	December 20, 2019
10.15	Assignment and Assumption Agreement, dated as of December 7, 2018, by and between Immunovant Sciences GmbH and Roivant Sciences GmbH, relating to the License Agreement by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.7	December 20, 2019
10.16	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences, Inc., Immunovant Sciences GmbH, IMVT Corporation (formerly Immunovant, Inc.) and Immunovant Sciences Ltd.	8-K	001-38906	10.8	December 20, 2019
10.17	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences GmbH and Immunovant Sciences GmbH.	8-K	001-38906	10.9	December 20, 2019
10.18	Amended and Restated Information Sharing and Cooperation Agreement, effective as of December 28, 2018, by and between Immunovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-38906	10.10	December 20, 2019
10.19†	Employment Agreement with Peter Salzmann, dated as of May 30, 2019.	8-K	001-38906	10.11	December 20, 2019
10.20†	Employment Agreement with Julia G. Butchko, dated as of October 9, 2019.	8-K	001-38906	10.13	December 20, 2019
10.21†	Employment Agreement with William Macias, dated as of October 25, 2021, as amended.	10-Q	001-38906	10.1	February 4, 2022
10.22†	Employment Agreement with Renee Barnett, dated as of September 14, 2021.	8-K	001-38906	10.1	September 15, 2021
10.23†	Employment Agreement with Mark Levine, dated as of January 19, 2022.	10-K	001-38906	10.16	June 8, 2022
10.24†	Employment Agreement with Jay Stout, dated as of April 11, 2023.
10.25††	Master Services Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated April 30, 2021.	10-Q	001-38906	10.2	February 4, 2022
10.26††	Product Service Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated November 17, 2021.	10-Q	001-38906	10.3	February 4, 2022
10.27	Share Purchase Agreement, dated as of August 2, 2021, by and between Immunovant, Inc. and Roivant Sciences Ltd.	8-K	001-38906	10.1	August 2, 2021
21.1	List of Subsidiaries.	10-K	001-38906	21.1	June 8, 2022

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Notice of Redemption of Warrants	8-K	001-38906	99.2	May 14, 2020
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
___________

+	The annexes, schedules, and certain exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601 of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement.
††	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that Immunovant, Inc. treats as private or confidential.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 22, 2023

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

SIGNATURE	TITLE	DATE

/s/ Peter Salzmann	Chief Executive Officer and Director	May 22, 2023
Peter Salzmann, M.D.	(Principal Executive Officer)

/s/ Eva Renee Barnett	Chief Financial Officer	May 22, 2023
Eva Renee Barnett	(Principal Financial and Accounting Officer)
/s/ Frank M. Torti	Executive Chairperson of the Board of Directors	May 22, 2023
Frank M. Torti, M.D.

/s/ Andrew Fromkin	Director	May 22, 2023
Andrew Fromkin

/s/ Douglas Hughes	Director	May 22, 2023
Douglas Hughes

/s/ George Migausky	Director	May 22, 2023
George Migausky

/s/ Atul Pande	Director	May 22, 2023
Atul Pande, M.D.

/s/ Eric Venker	Director	May 22, 2023
Eric Venker, M.D., Pharm.D.