Form 10-Q
period 2023-06-30
Immunovant, Inc.
filed 2023-08-10
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2023, there were 130,671,667 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2023

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

•Our business, operations, clinical development plans, timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics on manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, contract research organizations, suppliers, shippers and others.

•Our business could be adversely affected by economic downturns, changes in inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$329,960	$376,532
Accounts receivable	823	700
Prepaid expenses and other current assets	19,232	27,101
Total current assets	350,015	404,333
Operating lease right-of-use assets	882	1,172
Property and equipment, net	325	333
Total assets	$351,222	$405,838
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,459	$1,353
Accrued expenses	23,979	40,771
Current portion of operating lease liabilities	919	1,173
Total current liabilities	51,357	43,297
Operating lease liabilities, net of current portion	—	47
Total liabilities	51,357	43,344
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at June 30, 2023 and March 31, 2023	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2023 and March 31, 2023	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 130,565,429 shares issued and outstanding at June 30, 2023 and 500,000,000 shares authorized, 130,329,863 shares issued and outstanding at March 31, 2023	13	13
Additional paid-in capital	939,554	927,976
Accumulated other comprehensive income	582	852
Accumulated deficit	(640,284)	(566,347)
Total stockholders’ equity	299,865	362,494
Total liabilities and stockholders’ equity	$351,222	$405,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2023	2022
Operating expenses:
Research and development	$50,575	$28,429
Acquired in-process research and development	12,500	—
General and administrative	15,402	11,946
Total operating expenses	78,477	40,375
Interest income	(4,065)	—
Other income	(464)	(354)
Loss before provision (benefit) for income taxes	(73,948)	(40,021)
Provision (benefit) for income taxes	(11)	352
Net loss	$(73,937)	$(40,373)
Net loss per common share – basic and diluted	$(0.57)	$(0.35)
Weighted-average common shares outstanding – basic and diluted	130,503,264	116,557,508

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Net loss	$(73,937)	$(40,373)
Other comprehensive (loss) income:
Foreign currency translation adjustments	270	(667)
Total other comprehensive (loss) income	270	(667)
Comprehensive loss	$(73,667)	$(41,040)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,000	—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Stock options exercised and restricted stock units vested and settled	—	—	235,566	—	890	—	—	890
Capital contribution – stock-based compensation	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	10,653	—	—	10,653
Foreign currency translation adjustments	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(73,937)	(73,937)
Balance at June 30, 2023	10,000	—	130,565,429	$13	$939,554	$582	$(640,284)	$299,865

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Stock options exercised and restricted stock units vested and settled	—	—	41,259	—	21	—	—	21
Capital contribution – stock-based compensation	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	7,555	—	—	7,555
Foreign currency translation adjustments	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	—	(40,373)	(40,373)
Balance at June 30, 2022	10,000	$—	116,524,158	$12	$832,504	$(263)	$(395,760)	$436,493

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net loss	$(73,937)	$(40,373)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	10,688	7,687
Depreciation on property and equipment	53	44
Non-cash lease expense	290	279
Changes in operating assets and liabilities:
Accounts receivable	(142)	(947)
Prepaid expenses and other current assets	8,262	(9,201)
Accounts payable	25,011	(17,485)
Accrued expenses	(17,294)	(5,542)
Operating lease liabilities	(301)	(281)
Net cash used in operating activities	(47,370)	(65,819)
Cash flows from investing activities
Purchase of property and equipment	(45)	(42)
Net cash used in investing activities	(45)	(42)
Cash flows from financing activities
Proceeds from stock options exercised	890	21
Net cash provided by financing activities	890	21
Effect of exchange rate changes on cash and cash equivalents	(47)	(772)
Net change in cash and cash equivalents	(46,572)	(66,612)
Cash and cash equivalents – beginning of period	376,532	493,817
Cash and cash equivalents – end of period	$329,960	$427,205

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2023, the Company’s cash and cash equivalents totaled $330.0 million and its accumulated deficit was $640.3 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of June 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended June 30, 2023 are not necessarily indicative of those expected for the year ending March 31, 2024 or for any future period. The condensed consolidated balance sheet as of March 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 22, 2023.

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

Additionally, the Company assessed the impact of the post-COVID-19 environment, geopolitical tensions and global slowdown of economic activity, changes in inflation, rising interest rates and a potential recession in the U.S. on its operations and financial results as of June 30, 2023 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

[C] Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to clinical effectiveness of products, commercialization of products, regulatory approvals, dependence on key products, key personnel and third-party service providers such as contract research organizations (“CROs”), protection of intellectual property rights and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of June 30, 2023, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2023 and March 31, 2023, cash and cash equivalents included $320.3 million and $346.2 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The Company evaluates in-licensed agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expenses in its unaudited condensed consolidated statements of operations. Payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of product sales over the remaining useful life of the asset.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2023	2022
Preferred stock as converted	10,000	10,000
Stock Options	13,582,057	8,214,245
Restricted stock units	5,021,851	2,731,530
Total	18,613,908	10,955,775

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of June 30, 2023) upon the achievement of certain development, regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

During the quarter ended June 30, 2023, the Company achieved its third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which were recorded as acquired in-process research and development expenses and accounts payable in the accompanying unaudited condensed consolidated statement of operations and balance sheet, respectively, as of, and for the three months ended June 30, 2023.

As of June 30, 2023 and March 31, 2023, the Company does not have any additional amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

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

As of June 30, 2023, the remaining minimum purchase commitment related to this agreement is estimated to be approximately $26.5 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2023	March 31, 2023
Research and development expenses	$19,756	$31,321
Accrued bonuses	2,445	7,530
Legal and other professional fees	743	572
Other expenses	1,035	1,348
Total accrued expenses	$23,979	$40,771
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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended June 30, 2023 and 2022, the Company incurred $0.3 million in each period in rent expense under these operating leases.

Note 6 — Income Taxes

The Company’s effective tax rates were 0.01% and (0.88)% for the three months ended June 30, 2023 and 2022, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of June 30, 2023, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of June 30, 2023, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of June 30, 2023.

Common Stock

As of June 30, 2023, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 130,565,429 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	June 30, 2023	March 31, 2023
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	13,582,057	11,682,481
Restricted stock units outstanding	5,469,162	4,057,778
Equity awards available for future grants	2,256,986	590,317
Total	21,318,205	16,340,576

The reserved shares underlying restricted stock units above include 447,311 restricted stock units that vested but were not settled as of June 30, 2023. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of June 30, 2023. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2023, 5,213,194 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of June 30, 2023, options to purchase 10,742,942 shares of common stock and 5,021,851 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 2,256,986 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of June 30, 2023, options to purchase 2,839,115 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company's Board of Directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of June 30, 2023, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2023	11,682,481	$8.05	8.16	$88,919
Granted	2,032,956	15.00
Exercised	(121,811)	7.31
Forfeited	(7,942)	17.12
Expired	(3,627)	8.62
Balance - June 30, 2023	13,582,057	$9.09	8.21	$134,274
Exercisable - June 30, 2023	5,665,523	$8.59	7.00	$58,827

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock as of June 30, 2023. The intrinsic value of stock options exercised for the three months ended June 30, 2023 was $1.8 million. The intrinsic value of stock options exercised for the three months ended June 30, 2022 was de minimis. The stock options granted during the three months ended June 30, 2023 and 2022 had a weighted-average fair value of $11.69 per share and $3.38 per share, respectively, at the grant date. The total grant-date fair value of stock options vested during the three months ended June 30, 2023 and 2022 was $4.1 million and $4.3 million, respectively.

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended June 30,
	2023	2022
Risk-free interest rate	3.45% - 3.94%	2.74% - 3.19%
Expected term, in years	6.11	6.11
Expected volatility	93.66% - 98.15%	87.12% - 88.06%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2023	3,692,979	$7.63
Issued	1,530,434	14.97
Vested	(196,267)	7.40
Forfeited	(5,295)	17.12
Nonvested as of June 30, 2023	5,021,851	$9.86

The RSUs granted during the three months ended June 30, 2023 and 2022 had a weighted-average fair value of $14.97 per share and $4.43 per share, respectively, at the grant date. The total grant-date fair value of RSUs vested during the three months ended June 30, 2023 and 2022 was $1.5 million and $2.2 million, respectively.

Stock-based Compensation Expense

For the three months ended June 30, 2023 and 2022, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,
	2023	2022
Research and development expenses	$4,878	$3,606
General and administrative expenses	5,775	3,949
Total stock-based compensation	$10,653	$7,555

As of June 30, 2023, total unrecognized compensation expense related to nonvested stock options and RSUs was $56.7 million and $41.9 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.75 and 2.80 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the three months ended June 30, 2023 and recorded $0.1 million of stock-based compensation expense for the three months ended June 30, 2022 in the accompanying unaudited condensed consolidated statement of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three months ended June 30, 2023, stock-based compensation expense recorded by the Company related to these RSUs was de minimis. For the three months ended June 30, 2022, the Company recorded $0.1 million of stock-based compensation expense related to these RSUs. As of June 30, 2023, there was $0.1 million of unrecognized compensation expense related to unvested RSL RSUs.

Note 9 — Commitments and Contingencies

Litigation

The Company is involved in various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable.

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired the Company’s securities between October 2, 2019 and February 1, 2021. The complaint alleges that the Company and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding RSL and the Company’s directors and underwriters as defendants and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933 on behalf of a putative class consisting of those who purchased or otherwise acquired the Company’s securities pursuant and/or traceable to the Company’s follow-on public offering on or about September 2, 2020. On March 15, 2022, the lead plaintiff filed a further amended complaint. On February 14, 2023, the court granted the lead plaintiffs leave to amend. On March 17, 2023, the lead plaintiff filed a second amended complaint. The Company and other defendants served motions to dismiss the second amended complaint on April 28, 2023. The fully briefed motions to dismiss, including defendants’ opening briefs, lead plaintiff’s opposition, and defendants’ replies were filed with the court on June 30, 2023. No hearing date has been set. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of June 30, 2023, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $26.5 million, of which $13.3 million, $0.5 million and $12.7 million is expected to be paid during the remainder of the fiscal year ending March 31, 2024, and for the fiscal years ending March 31, 2025 and 2026, respectively. During the three months ended June 30, 2023, the Company recorded $0.7 million of research and development expenses related to the PSA, and made cash payments of $6.8 million. Of the amount expected to be paid during the remainder of the fiscal year ending March 31, 2024, $11.0 million, combined, was included in accounts payable and accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2023. See Note 3 - Material Agreements for additional details.

As of June 30, 2023, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of the post-COVID-19 environment, geopolitical tensions and global slowdown of economic activity, changes in inflation, rising interest rates and a potential recession in the U.S. on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on our clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of our clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and (2) audited consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2023, included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 22, 2023. Unless the context requires otherwise, references in this Quarterly Report to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly owned subsidiaries.

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

Based on third-party patient prevalence estimates, for the 22 indications that have been announced by multiple companies for clinical development with anti-FcRn assets, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the U.S. and Europe (includes all European Union (“E.U.”) countries, Norway, Lichtenstein, Iceland, (together with the E.U. countries, the “EEA”), the United Kingdom (“U.K.”), and Switzerland). We are currently developing batoclimab for myasthenia gravis (“MG”), thyroid eye disease (“TED”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and Graves’ disease (“GD”).

As a result of our rational design and current outlook on potential opportunities, we believe that batoclimab and IMVT-1402, if developed and approved for commercial sale, would be differentiated from currently available treatments for advanced IgG-mediated autoimmune diseases.

To the extent we choose to develop batoclimab and IMVT-1402 as potential treatments for certain of these and other rare diseases, we plan to seek orphan drug designation in the U.S. and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. Batoclimab received orphan drug designation by the U.S. Food and Drug Administration (“FDA”) and the European Commission for the treatment of MG. We plan to seek orphan drug designation in the U.S. and Europe for batoclimab and/or IMVT-1402 in other indications where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use.

Recent Developments in Our Clinical Programs

In the quarter ended June 30, 2023, the FDA cleared our Investigational New Drug (“IND”) application for IMVT-1402, our next generation FcRn inhibitor, and we initiated a Phase 1 clinical trial in healthy volunteers in New Zealand after approval of the Clinical Trial Application (“CTA”) by the regulatory authority, MEDSAFE. Initial data from single-ascending dose cohorts are expected in September 2023, while initial data from multiple-ascending dose cohorts are expected in October or November 2023.

For batoclimab, in the quarter ended June 30, 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany. We expect initial results from this trial to be available in the fourth quarter of calendar year 2023.

In the quarter ended December 31, 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. We expect initial data from the open-label period of this trial (where one of two blinded doses of batoclimab are delivered) to be available in the first half of calendar year 2024. Also in the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. We expect top-line results from this program to be available in the first half of calendar year 2025. In the quarter ended June 30, 2022, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG. We expect top-line data from this trial to be available in the second half of calendar year 2024.

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the post-COVID-19 environment, changes in inflation, the U.S. Federal Reserve raising interest rates, potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

For additional information about risks and uncertainties related to macroeconomic events that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report.

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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. Each party has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of June 30, 2023 and 2022, we do not have any additional amounts payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which were recorded as acquired in-process research and development expenses and accounts payable in the accompanying unaudited condensed consolidated statement of operations and balance sheet, respectively, as of, and for the three months ended June 30, 2023. We will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of June 30, 2023) upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

The remaining minimum purchase commitment related to this agreement was estimated to be approximately $26.5 million as of June 30, 2023. During the three months ended June 30, 2023, we recorded $0.7 million of research and development expenses related to the PSA and made cash payments of $6.8 million.

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

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses as we continue our Phase 3 trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED and a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. In addition, in the quarter ended June 30, 2023, the FDA cleared our IND application for IMVT-1402 and we initiated a Phase 1 clinical trial of IMVT-1402 in healthy volunteers in New Zealand after approval of the CTA by the regulatory authority, MEDSAFE. Finally, in the quarter ended June 30, 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD with batoclimab in Germany. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab and IMVT-1402, increase manufacturing of batoclimab and IMVT-1402 drug substance and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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
•the potential additional safety monitoring or other studies requested by regulatory authorities;
•the duration of patient follow-up;
•the timing and receipt of regulatory approvals;
•the potential impact of macroeconomic events, including the post-COVID-19 environment, changes in inflation, the U.S. Federal Reserve raising interest rates, potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war;
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

We anticipate that our general and administrative expenses will continue to support our ongoing research and development activities. These expenses will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of our product candidates, increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. In addition, if either batoclimab or IMVT-1402 obtains regulatory approval, we expect that we would incur significant additional expenses associated with market research activities and building commercial teams.

Results of Operations for the Three Months Ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Operating expenses:
Research and development	$50,575	$28,429	$22,146
Acquired in-process research and development	12,500	—	12,500
General and administrative	15,402	11,946	3,456
Total operating expenses	78,477	40,375	38,102
Interest income	(4,065)	—	(4,065)
Other income	(464)	(354)	(110)
Loss before provision (benefit) for income taxes	(73,948)	(40,021)	(33,927)
Provision (benefit) for income taxes	(11)	352	(363)
Net loss	$(73,937)	$(40,373)	$(33,564)

Research and Development Expenses for the Three Months Ended June 30, 2023 and 2022

The following table summarizes the period-over-period changes in research and development expenses for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Change
	2023	2022*	$
Batoclimab - Program-specific costs:
Neurology diseases	$11,243	$8,416	$2,827
Endocrine diseases	6,319	1,776	4,543
Hematology diseases	(24)	(77)	53
Total Batoclimab - Program-specific costs	17,538	10,115	7,423
IMVT-1402	11,476	244	11,232
Unallocated costs:
Personnel-related expenses including stock-based compensation	16,959	10,944	6,015
Other	4,602	7,126	(2,524)
Total research and development expenses	$50,575	$28,429	$22,146
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $22.1 million, from $28.4 million for the three months ended June 30, 2022 to $50.6 million for the three months ended June 30, 2023.

Batoclimab program-specific research and development costs, including contract manufacturing costs for process development and drug substance manufacturing in preparation for drug product process performance qualification activities, increased by $7.4 million, from $10.1 million for the three months ended June 30, 2022 to $17.5 million for the three months ended June 30, 2023. Program costs related to endocrine diseases increased $4.5 million, primarily reflecting our ongoing Phase 3 clinical program for TED and, to a lesser extent, the initiation of our proof-of-concept Phase 2 clinical trial for GD. The increase in program costs related to neurology diseases reflected $6.3 million related to our Phase 2b trial for CIDP, partially offset by lower costs of $3.5 million related to our Phase 3 trial for MG, which was initiated in the prior-year period.

For the three months ended June 30, 2023 and 2022, we incurred $11.5 million and $0.2 million, respectively, of research and development costs related to the development of IMVT-1402, which includes pre-clinical studies, our Phase 1 clinical trial and contract manufacturing costs.

Unallocated research and development costs increased by $3.5 million, from $18.1 million for the three months ended June 30, 2022 to $21.6 million for the three months ended June 30, 2023. This increase reflected higher personnel-related expenses of $6.0 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new indications. Partially offsetting this increase were lower costs related to cross-indication clinical studies and clinical research of $2.5 million, primarily reflecting our shift to project-related activities to advance the clinical development of batoclimab, including our clinical trials in MG, TED, CIDP and GD, and IMVT-1402.

Acquired In-Process Research and Development Expenses for the Three Months Ended June 30, 2023 and 2022

During the three months ended June 30, 2023, acquired in-process research and development expenses were $12.5 million related to the achievement of development and regulatory milestones for batoclimab as specified in the HanAll Agreement. There were no acquired in-process research and development expenses for the three months ended June 30, 2022.

General and Administrative Expenses for the Three Months Ended June 30, 2023 and 2022

General and administrative expenses increased by $3.5 million, from $11.9 million for the three months ended June 30, 2022 to $15.4 million for the three months ended June 30, 2023. The increase was primarily related to higher personnel-related expenses, legal and other professional fees, information technology and market research costs.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $330.0 million and $376.5 million as of June 30, 2023 and March 31, 2023, respectively. For the three months ended June 30, 2023 and 2022, we had net losses of $73.9 million and $40.4 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings and the sale of convertible promissory notes. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine, the post-COVID-19 environment, changes in inflation, rising interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,
	2023	2022
Net cash used in operating activities	$(47,370)	$(65,819)
Net cash used in investing activities	(45)	(42)
Net cash provided by financing activities	890	21

Operating Activities

For the three months ended June 30, 2023, $47.4 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $73.9 million, partially offset by a net change in operating assets and liabilities of $15.5 million and non-cash charges of $11.0 million. The non-cash charges consisted mainly of stock-based compensation of $10.7 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected $25.0 million of higher accounts payable, driven by $12.5 million payable as a result of the achievement of our third and fourth development and regulatory milestones under the HanAll Agreement, which is expected to be paid in the quarter ending September 30, 2023, as well as the timing and level of payments related to contract manufacturing and research and development costs related to our clinical trials. Prepaid expenses and other current assets decreased $8.3 million, driven primarily by the timing of payments related to our ongoing clinical trials. These changes were partially offset by a decrease in accrued expenses of $17.3 million, primarily reflecting payments for contract manufacturing costs.

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

Investing Activities

For the three months ended June 30, 2023 and 2022, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2023 and 2022, cash provided by financing activities consisted of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of June 30, 2023 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of June 30, 2023, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $26.5 million, of which $13.3 million, $0.5 million and $12.7 million is expected to be paid during the remainder of the fiscal year ending March 31, 2024, and for the fiscal years ending March 31, 2025 and 2026, respectively. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of June 30, 2023, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of June 30, 2023) upon the achievement of certain development, regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement and expect to make a $12.5 million milestone payment in the quarter ending September 30, 2023 in accordance with the terms of the agreement.

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

Our future minimum lease payments as of June 30, 2023 totaled $0.9 million related to short-term lease liabilities.

Outlook

Based on our existing cash and cash equivalents as of June 30, 2023 of $330.0 million, our research and development plans and our timing expectations related to our development programs for batoclimab and IMVT-1402, we expect to be able to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2025. However, we have based this estimate on our current operating plan and assumptions that may prove to be wrong or change based on upcoming clinical trial outcomes, and we could use our capital resources sooner than we expect.

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
•launch any potential clinical trials of batoclimab or IMVT-1402 in additional indications;
•increase manufacturing of batoclimab and IMVT-1402 drug substance to support clinical trials;
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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2023, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2023 included in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We cannot be certain that batoclimab or IMVT-1402 will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, packaging, approval, sale, marketing, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries which may vary from one country to another. We are not permitted to market our product candidates in the U.S. until we receive approval of a biologics license application (“BLA”) or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidates. We have not submitted a BLA for batoclimab or IMVT-1402 to the FDA or any comparable application to any other foreign regulatory authority. Obtaining approval of a BLA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval of batoclimab or IMVT-1402 for many reasons, including:

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
•the FDA or other relevant foreign regulatory authorities may require development of a Risk Evaluation and Mitigation Strategy (“REMS”) or similar strategy imposed by foreign regulatory authorities, as a condition of approval;
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

Furthermore, it is possible we will not be able to agree upon sufficient risk mitigation with all regulatory authorities and that our development of our product candidates will not continue in certain countries or for certain indications. Even if we are able to continue clinical development of our product candidates with such risk mitigations, any future approval and marketing would suffer from the risks of potential AEs or side effects and potential impact of mitigating measures, including, among others, limited indication, monitoring, a REMS or similar strategy imposed by foreign regulatory authorities, potential additional safety studies and other adverse labeling.

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

In addition, we, the FDA or another foreign regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB or ethics committee may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including good clinical practice (“GCP”), or that we are exposing participants to unacceptable health risks, or if the FDA or other foreign regulatory authority, as the case may be, finds deficiencies in our investigational new drug application (“IND”) or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from our product candidates, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, which could impact the commercial viability of our product candidates.

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

In addition, the FDA’s, the competent authorities of the E.U. Member States’, the EMA’s, the European Commission’s and other comparable regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the E.U. recently evolved. The E.U. Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each E.U. Member State, leading to a single decision for each E.U. Member State. The assessment procedure for the authorization of CTAs has been harmonized as well, including a joint assessment of some elements by all E.U. Member States concerned, and a separate assessment by each E.U. Member State with respect to specific requirements related to its own territory, including ethics rules. Each E.U. Member State’s decision is communicated to the sponsor via the centralized E.U. portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials that were approved on the basis of the Clinical Trials Directive before January 31, 2023, the Directive will continue to apply on a transitional basis for three years until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

In light of the entry into application of the CTR on January 31, 2022, we may be required to transition clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR will be required for clinical trials which will have at least one site active in the E.U. on January 30, 2025. A transitioning application would need to be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This would require financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

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

Batoclimab, IMVT-1402 and any future product candidate that we may develop, as well as the activities associated with their development and commercialization, including their design, research, testing, manufacture, safety, efficacy, recordkeeping, labeling, packaging, storage, approval, advertising, promotion, sale and distribution are subject to comprehensive regulation by the FDA and other regulatory authorities in the U.S. and by similar regulatory authorities outside the U.S. Failure to obtain marketing approval for, and thus commercialize any product candidate, could negatively impact our ability to generate any revenue from product sales.

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

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab or IMVT-1402. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In June 2023, the FDA approved VYVGART HYTRULO (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of gMG in adults who test positive for the anti-acetylcholine receptor (“AChR”) antibody. Previously, the FDA approved VYVGART™ (efgartigimod alfa-fcab) in the same patient population in December 2021. In June 2023, the FDA also approved RYSTIGGO (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase (MuSK) antibody positive.

We also expect to face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. Eculizumab (marketed by AstraZeneca), an antibody inhibitor of the C5 protein, was approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. Another C5 complement inhibitor, Ultomiris (ravulizumab-cwvz), was approved in April 2022 in the U.S. for the treatment of adult patients with gMG who are anti-AChR antibody-positive. Other product candidates in development include zilucoplan (UCB), a peptide inhibitor of C5, and inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, both of which are currently in Phase 3 development. In November 2022, UCB announced that its new drug application for zilucoplan for the treatment of gMG in adult patients has been accepted by the FDA.

For patients with TED, the first line of treatment is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. In January 2020, the FDA approved Horizon Therapeutics’ Tepezza (teprotumumab), an anti-IGF-1R antibody. Another company, Viridian Therapeutics, is also developing antibodies targeting IGF-1R for TED.

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

The FDA and other foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of batoclimab, IMVT-1402 or any future product candidate. For example, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, a number of changes to the regulatory framework governing medicinal products in the European Economic Area (“EEA”) may occur. These include a possible decrease in data and market exclusivity for our product candidates in the EEA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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

As part of our business strategy, we have in the past and may in the future seek orphan drug designation for any product candidates we develop, and we may be unsuccessful. In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, we received orphan drug designation from the European Commission for batoclimab for the treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab and/or IMVT-1402 where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use, as well as with respect to other product candidates we may develop. We may also seek orphan drug designation for batoclimab and/or IMVT-1402 for the treatment of other indications in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the E.U., Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the E.U. when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the E.U. to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions will take effect progressively starting in fiscal year 2023, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Risks Related to Our Business, Financial Position and Capital Requirements

Our business, operations, clinical development plans and timelines and supply chain could be adversely affected by the effects of health epidemics and pandemics on manufacturing, clinical trials and other business activities performed by us or by third parties with whom we conduct business, including our contract manufacturers, CROs, suppliers, shippers and others.

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, the COVID-19 pandemic presented a substantial public health and economic challenge around the world and affected employees, patients, communities and business operations, as well as the U.S. economy and financial markets.

The COVID-19 pandemic and the resulting post-pandemic environment has impacted clinical site activation and patient enrollment. Clinical trial sites have experienced limited capacity and staffing shortages in a post-COVID-19 environment, partially due to personnel having been reassigned during the pandemic, resulting in a backlog of patient enrollment and delayed site initiations across the industry. Our inability to successfully recruit and retain patients and principal investigators and site staff could adversely impact our clinical trial operations.

We are dependent on a worldwide supply chain for products to be used in our clinical trials and, if approved by the regulatory authorities, for commercialization. Quarantines, shelter-in-place and similar government orders, or the expectation that such orders, shutdowns or other restrictions could occur or re-occur, whether related to health epidemics, pandemics or other infectious diseases, could impact personnel at third-party manufacturing facilities in the U.S. and other countries or the availability or cost of materials, which could disrupt our supply chain. For example, any manufacturing supply interruption of batoclimab, which is currently manufactured at facilities in the U.S. and in South Korea, or IMVT-1402 or any future product candidates, could adversely affect our ability to conduct clinical trials of batoclimab, IMVT-1402 and any future product candidates. In addition, closures of transportation carriers and modal hubs could materially impact our clinical development and any future commercialization timelines.

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $73.9 million and $40.4 million for the three months ended June 30, 2023 and 2022, respectively. As of June 30, 2023, we had an accumulated deficit of 640.3 million.

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

We will require additional capital to complete the development and potential commercialization of batoclimab and IMVT-1402. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine, changes in inflation, rising interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of June 30, 2023) upon the achievement of certain development and regulatory milestone events (including the initiation of certain clinical trials for batoclimab or IMVT-1402), which events will occur prior to our planned commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, as applicable. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other foreign regulatory authorities may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Our business could be adversely affected by economic downturns, changes in inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crisis in Ukraine, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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
As of August 4, 2023, RSL beneficially owned approximately 56.5% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

Certain shares of our common stock have rights, subject to conditions, to require us to file registration statements covering their shares or to include their shares in registration statements that we may file for ourselves or other stockholders. We have also registered or intend to register all shares of common stock that we may issue under our equity compensation plans or that are issuable upon exercise of outstanding options. These shares can be freely sold in the public market upon issuance once vested, subject to volume limitations applicable to affiliates. In addition, certain of our directors, executive officers and certain affiliates have established, or may establish, programmed selling plans under Rule 10b5-1 of the Exchange Act for the purpose of effecting sales of our common stock. If any of these events cause a large number of our shares to be sold in the public market, or if it is perceived that a large number of our shares will be sold, the market price of our common stock could decline.

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One proposal) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two proposal). The E.U. has adopted a Council Directive requiring aspects of the Pillar Two proposal to be transposed into the national laws of E.U. Member States by December 31, 2023, and a number of other countries (including, the U.K. and Switzerland) also have enacted or are in the process of enacting such rules, which could increase our tax obligations in the countries where we do business.

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

Under current U.S. federal income tax law, U.S. federal net operating losses, or NOLs, generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. In addition, our research and development credit carryforwards in the U.S. will begin to expire in the fiscal year ending March 31, 2039. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

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

Immunovant, Inc.

Date: August 10, 2023	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer