Form 10-Q
period 2023-09-30
Immunovant, Inc.
filed 2023-11-09
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2023, there were 144,661,930 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2023

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

•Our business could be adversely affected by economic downturns, changes in inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crisis in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$269,928	$376,532
Accounts receivable	1,421	700
Prepaid expenses and other current assets	19,828	27,101
Total current assets	291,177	404,333
Operating lease right-of-use assets	589	1,172
Property and equipment, net	304	333
Total assets	$292,070	$405,838
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,511	$1,353
Accrued expenses	32,134	40,771
Current portion of operating lease liabilities	614	1,173
Total current liabilities	40,259	43,297
Operating lease liabilities, net of current portion	—	47
Total liabilities	40,259	43,344
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at September 30, 2023 and March 31, 2023	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2023 and March 31, 2023	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 131,442,024 shares issued and outstanding at September 30, 2023 and 500,000,000 shares authorized, 130,329,863 shares issued and outstanding at March 31, 2023	13	13
Additional paid-in capital	950,231	927,976
Accumulated other comprehensive income	513	852
Accumulated deficit	(698,946)	(566,347)
Total stockholders’ equity	251,811	362,494
Total liabilities and stockholders’ equity	$292,070	$405,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Operating expenses:
Research and development	$47,959	$37,739	$98,534	$66,168
Acquired in-process research and development	—	—	12,500	—
General and administrative	13,841	11,875	29,243	23,821
Total operating expenses	61,800	49,614	140,277	89,989
Interest income	(3,572)	(1,154)	(7,637)	(1,154)
Other income, net	(20)	(793)	(484)	(1,147)
Loss before provision for income taxes	(58,208)	(47,667)	(132,156)	(87,688)
Provision for income taxes	454	261	443	613
Net loss	$(58,662)	$(47,928)	$(132,599)	$(88,301)
Net loss per common share – basic and diluted	$(0.45)	$(0.41)	$(1.01)	$(0.76)
Weighted-average common shares outstanding – basic and diluted	131,155,642	116,572,820	130,872,717	116,630,076

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(58,662)	$(47,928)	$(132,599)	$(88,301)
Other comprehensive (loss) income:
Foreign currency translation adjustments	69	(974)	339	(1,641)
Total other comprehensive (loss) income	69	(974)	339	(1,641)
Comprehensive loss	$(58,593)	$(48,902)	$(132,260)	$(89,942)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Stock options exercised and restricted stock units vested and settled	—	—	235,566	—	890	—	—	890
Capital contribution – stock-based compensation	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	10,653	—	—	10,653
Foreign currency translation adjustments	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(73,937)	(73,937)
Balance at June 30, 2023	10,000	$—	130,565,429	$13	$939,554	$582	$(640,284)	$299,865
Stock options exercised and restricted stock units vested and settled	—	—	876,595	—	148	—	—	148
Capital contribution – stock-based compensation	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	10,501	—	—	10,501
Foreign currency translation adjustments	—	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	—	(58,662)	(58,662)
Balance at September 30, 2023	10,000	$—	131,442,024	$13	$950,231	$513	$(698,946)	$251,811

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Stock options exercised and restricted stock units vested and settled	—	—	41,259	—	21	—	—	21
Capital contribution – stock-based compensation	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	7,555	—	—	7,555
Foreign currency translation adjustments	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	—	(40,373)	(40,373)
Balance at June 30, 2022	10,000	$—	116,524,158	$12	$832,504	$(263)	$(395,760)	$436,493
Restricted stock units vested and settled	—	—	89,930	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	106	—	—	106
Stock-based compensation	—	—	—	—	8,051	—	—	8,051
Foreign currency translation adjustments	—	—	—	—	—	(974)	—	(974)
Net loss	—	—	—	—	—	—	(47,928)	(47,928)
Balance at September 30, 2022	10,000	$—	116,614,088	$12	$840,661	$(1,237)	$(443,688)	$395,748

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net loss	$(132,599)	$(88,301)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	21,217	15,844
Depreciation on property and equipment	109	90
Non-cash lease expense	583	560
Changes in operating assets and liabilities:
Accounts receivable	(703)	8,817
Prepaid expenses and other current assets	7,240	(10,126)
Accounts payable	6,096	(10,967)
Accrued expenses	(8,767)	(1,357)
Operating lease liabilities	(606)	(565)
Net cash used in operating activities	(107,430)	(86,005)
Cash flows from investing activities
Purchase of property and equipment	(79)	(73)
Net cash used in investing activities	(79)	(73)
Cash flows from financing activities
Proceeds from stock options exercised	1,038	21
Net cash provided by financing activities	1,038	21
Effect of exchange rate changes on cash and cash equivalents	(133)	(1,987)
Net change in cash and cash equivalents	(106,604)	(88,044)
Cash and cash equivalents – beginning of period	376,532	493,817
Cash and cash equivalents – end of period	$269,928	$405,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. (together with its wholly owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage biopharmaceutical company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative product pipeline includes batoclimab, formerly referred to as IMVT-1401, and IMVT-1402, both of which are novel, fully human, monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as a simple, subcutaneous injection with dosing that the Company believes can be tailored based on disease severity and stage, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibodies that cause inflammation and disease. Likewise, IMVT-1402 has also been observed to reduce IgG antibody levels.

The Company has determined that it has one operating and reporting segment.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2023, the Company’s cash and cash equivalents totaled $269.9 million and its accumulated deficit was $698.9 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of September 30, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended September 30, 2023 are not necessarily indicative of those expected for the year ending March 31, 2024 or for any future period. The condensed consolidated balance sheet as of March 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 22, 2023.

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

Additionally, the Company assessed the impact of the post-COVID-19 environment, geopolitical tensions and global slowdown of economic activity, changes in inflation, rising interest rates and a potential recession in the U.S. on its operations and financial results as of September 30, 2023 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of September 30, 2023, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2023 and March 31, 2023, cash and cash equivalents included $254.1 million and $346.2 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended September 30,
	2023	2022
Preferred stock as converted	10,000	10,000
Stock Options	13,372,356	11,185,963
Restricted stock units	4,036,663	4,587,727
Total	17,419,019	15,783,690

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of September 30, 2023) upon the achievement of certain development, regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

During the quarter ended June 30, 2023, the Company achieved its third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which were recorded as acquired in-process research and development expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended September 30, 2023.

As of September 30, 2023 and March 31, 2023, the Company did not have any additional amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

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

As of September 30, 2023, the remaining minimum purchase commitment related to this agreement is estimated to be approximately $18.7 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2023	March 31, 2023
Research and development expenses	$24,819	$31,321
Accrued bonuses	4,850	7,530
Legal and other professional fees	819	572
Other expenses	1,646	1,348
Total accrued expenses	$32,134	$40,771
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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively, and have scheduled rent increases each year. During the three months ended September 30, 2023 and 2022, the Company incurred $0.3 million in each period in rent expense under these operating leases. During the six months ended September 30, 2023 and 2022, the Company incurred $0.6 million in each period in rent expense under these operating leases.

RSL Share Purchases

In October 2023, RSL purchased 1,526,316 shares of the Company’s common stock pursuant to an underwritten public offering on the same terms as other investors in the offering, and 4,473,684 shares of the Company’s common stock in a private placement at the same price per share as investors in the public offering. See Note 10 – Subsequent Events.

Note 6 — Income Taxes

The Company’s effective tax rates were (0.78)% and (0.55)% for the three months ended September 30, 2023 and 2022, respectively, and (0.34)% and (0.70)% for the six months ended September 30, 2023 and 2022. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of September 30, 2023, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of September 30, 2023, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of September 30, 2023.

Common Stock

As of September 30, 2023, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 131,442,024 shares of common stock issued and outstanding. See Note 10 - Subsequent Events regarding the Company’s completion of an underwritten public offering and private placement in October 2023.

The Company has reserved the following shares of common stock for issuance:

	September 30, 2023	March 31, 2023
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	13,572,050	11,682,481
Restricted stock units outstanding	4,613,965	4,057,778
Equity awards available for future grants	2,245,595	590,317
Total	20,441,610	16,340,576

The reserved shares underlying stock options above include 199,694 stock options that were exercised but were not settled as of September 30, 2023. The reserved shares underlying restricted stock units above include 577,302 restricted stock units that vested but were not settled as of September 30, 2023. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of September 30, 2023. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2023, 5,213,194 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of September 30, 2023, options to purchase 10,747,935 shares of common stock and 4,036,663 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 2,245,595 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of September 30, 2023, options to purchase 2,624,421 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company's Board of Directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of September 30, 2023, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2023	11,682,481	$8.05	8.16	$88,919
Granted	2,080,263	15.13
Exercised	(340,329)	7.98
Forfeited	(46,432)	9.85
Expired	(3,627)	8.62
Balance - September 30, 2023	13,372,356	$9.14	7.99	$391,077
Exercisable - September 30, 2023	6,648,722	$8.14	7.09	$201,142

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Risk-free interest rate	4.10% - 4.62%	2.89% - 4.11%	3.45% - 4.62%	2.74% - 4.11%
Expected term, in years	6.11	6.11	6.11	6.11
Expected volatility	97.68% - 97.81%	88.53% - 88.78%	93.66% - 98.15%	87.12% - 88.78%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2023	3,692,979	$7.63
Issued	1,559,349	15.08
Vested	(1,184,029)	6.55
Forfeited	(31,636)	9.96
Nonvested as of September 30, 2023	4,036,663	$10.80

Stock-based Compensation Expense

For the three and six months ended September 30, 2023 and 2022, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$5,182	$3,813	$10,060	$7,419
General and administrative expenses	5,319	4,238	11,094	8,187
Total stock-based compensation	$10,501	$8,051	$21,154	$15,606

As of September 30, 2023, total unrecognized compensation expense related to nonvested stock options and RSUs was $50.7 million and $38.3 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.75 years and 2.85 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the three and six months ended September 30, 2023 and recorded $0.1 million and $0.2 million of stock-based compensation expense for the three and six months ended September 30, 2022, respectively, in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three months ended September 30, 2023, stock-based compensation expense recorded by the Company related to these RSUs was de minimis. For the three months ended September 30, 2022, the Company recorded $0.1 million of stock-based compensation expense related to these RSUs. For the six months ended September 30, 2023 and 2022, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to these RSUs. As of September 30, 2023, there was $0.1 million of unrecognized compensation expense related to unvested RSL RSUs.

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

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of September 30, 2023, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $18.7 million, of which $3.5 million, $2.5 million and $12.7 million is expected to be paid during the remainder of the fiscal year ending March 31, 2024, and for the fiscal years ending March 31, 2025 and 2026, respectively. During the three and six months ended September 30, 2023, the Company recorded $0.6 million and $1.3 million, respectively, of research and development expenses related to the PSA and during the three and six months ended September 30, 2022, the Company recorded $1.7 million of research and development expenses related to the PSA. The Company made cash payments of $14.6 million related to the PSA during the six months ended September 30, 2023. Of the amount expected to be paid during the remainder of the fiscal year ending March 31, 2024, $3.2 million was included in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2023. See Note 3 - Material Agreements for additional details.

As of September 30, 2023, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

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

Note 10 — Subsequent Events

In October 2023, the Company completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by RSL on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, RSL purchased 4,473,684 shares of the Company’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering of $38.00 per share. The net proceeds to the Company were approximately $466.6 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

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

Likewise, IMVT-1402, our second product candidate, has also been observed in nonclinical studies and in a Phase 1 clinical trial conducted in healthy participants to reduce IgG antibody levels. Importantly, IMVT-1402 has demonstrated no statistically significant reductions from baseline levels in albumin and no statistically significant increases from baseline in low-density lipoprotein (“LDL”) cholesterol levels at any timepoint in healthy adults after four weekly doses of 300 mg. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression. We are developing batoclimab and IMVT-1402 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

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

To the extent we choose to develop batoclimab and IMVT-1402 as potential treatments for certain of these and other rare diseases, we plan to seek orphan drug designations in the U.S. and Europe, where applicable. Such designations would primarily provide financial and exclusivity incentives intended to make the development of orphan drugs financially viable. Batoclimab received orphan drug designation by the U.S. Food and Drug Administration (“FDA”) and the European Commission for the treatment of MG. We plan to seek orphan drug designations in the U.S. and Europe for batoclimab and/or IMVT-1402 in other indications where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use.

Recent Developments in Our Clinical Programs

In the quarter ended June 30, 2023, the FDA cleared our Investigational New Drug (“IND”) application for IMVT-1402, our next generation FcRn inhibitor. Concurrently, we initiated a Phase 1 clinical trial in healthy adults in New Zealand after approval of the Clinical Trial Application (“CTA”) by the regulatory authority, MEDSAFE. In the quarter ended September 30, 2023, we announced initial data from this Phase 1 clinical trial of IMVT-1402, which is a randomized, double-blind, placebo-controlled ascending dose study to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of IMVT-1402 in healthy adults.

In the single-ascending dose portion of the study, subcutaneously administered IMVT-1402 demonstrated a consistent reduction in IgG with potency that was similar to or greater than that of batoclimab as observed in our original Phase 1 trial of batoclimab. The safety data were generally favorable, with all adverse events mild or moderate, and no statistically significant reduction from baseline in albumin and no statistically significant increase in LDL cholesterol from baseline observed at any timepoint measured (all p>0.05).

We also announced initial multiple-ascending dose (“MAD”) results for the 300 mg cohort. After four weekly 300 mg subcutaneous doses of IMVT-1402, we observed a statistically significant reduction of 63% from baseline in mean total IgG levels with no statistically significant reductions from baseline levels in albumin and no statistically significant increases from baseline in LDL cholesterol levels at any timepoint. Treatment-emergent adverse events were observed to be mild or moderate in severity. IMVT-1402 was delivered subcutaneously in seconds to participants in this cohort as a simple 2 mL injection at a concentration of 150 mg/mL. Data from a cohort of participants receiving a weekly subcutaneous dose of 600 mg IMVT-1402 are expected in November 2023.

For batoclimab, in the quarter ended June 30, 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany. We expect initial results from this trial to be available by the end of calendar year 2023.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including the post-COVID-19 environment, changes in inflation, the U.S. Federal Reserve raising interest rates, potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war and conflict in the Middle East, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. Each party has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of September 30, 2023 and March 31, 2023, we did not have any additional amounts payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which were recorded as acquired in-process research and development expenses in the accompanying unaudited condensed consolidated statement of operations for the six months ended September 30, 2023. We will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of September 30, 2023) upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

The remaining minimum purchase commitment related to this agreement was estimated to be approximately $18.7 million as of September 30, 2023. During the three and six months ended September 30, 2023, we recorded $0.6 million and $1.3 million, respectively, of research and development expenses related to the PSA and made cash payments of $14.6 million related to the PSA during the six months ended September 30, 2023.

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

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses as we continue our Phase 3 trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED, a pivotal Phase 2b trial of batoclimab as a treatment for CIDP and a proof-of-concept Phase 2 clinical trial of batoclimab as a treatment for GD. In addition, we are continuing our Phase 1 clinical trial of IMVT-1402 in healthy adults in New Zealand. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for batoclimab and IMVT-1402, increase manufacturing of batoclimab and IMVT-1402 drug substance and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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
•the potential impact of macroeconomic events, including the post-COVID-19 environment, changes in inflation, the U.S. Federal Reserve raising interest rates, potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war and the conflict in the Middle East;
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

Results of Operations for the Three Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Operating expenses:
Research and development	$47,959	$37,739	$10,220
Acquired in-process research and development	—	—	—
General and administrative	13,841	11,875	1,966
Total operating expenses	61,800	49,614	12,186
Interest income	(3,572)	(1,154)	(2,418)
Other income, net	(20)	(793)	773
Loss before provision for income taxes	(58,208)	(47,667)	(10,541)
Provision for income taxes	454	261	193
Net loss	$(58,662)	$(47,928)	$(10,734)
Research and Development Expenses for the Three Months Ended September 30, 2023 and 2022

The following table summarizes the period-over-period changes in research and development expenses for the three months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Change
	2023	2022*	$
Batoclimab - Program-specific costs:
Neurology diseases	$5,133	$10,161	$(5,028)
Endocrine diseases	8,431	5,049	3,382
Total Batoclimab - Program-specific costs	13,564	15,210	(1,646)
IMVT-1402	12,355	4,254	8,101
Unallocated costs:
Personnel-related expenses including stock-based compensation	17,048	12,112	4,936
Other	4,992	6,163	(1,171)
Total research and development expenses	$47,959	$37,739	$10,220
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $10.2 million, from $37.7 million for the three months ended September 30, 2022 to $48.0 million for the three months ended September 30, 2023.

Batoclimab program-specific research and development costs, including contract manufacturing costs for drug substance process performance qualification activities, decreased by $1.6 million, from $15.2 million for the three months ended September 30, 2022 to $13.6 million for the three months ended September 30, 2023. Program costs related to neurology diseases decreased $5.0 million, primarily reflecting higher overall clinical trial start-up costs in the prior-year period. Program costs related to endocrine diseases increased $3.4 million, primarily reflecting higher clinical trial costs, due in part to the initiation of our proof-of-concept Phase 2 clinical trial.

For the three months ended September 30, 2023 and 2022, we incurred $12.4 million and $4.3 million, respectively, of research and development costs related to the development of IMVT-1402, which includes pre-clinical studies, our Phase 1 clinical trial and contract manufacturing costs.

Unallocated research and development costs increased by $3.8 million, from $18.3 million for the three months ended September 30, 2022 to $22.0 million for the three months ended September 30, 2023. This increase reflected higher personnel-related expenses of $4.9 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new indications. Partially offsetting this increase were lower costs related to cross-indication clinical studies and clinical research of $1.2 million, primarily reflecting our shift to project-related activities to advance the clinical development of batoclimab, including our clinical trials in MG, TED, CIDP and GD, and IMVT-1402.

Acquired In-Process Research and Development Expenses for the Three Months Ended September 30, 2023 and 2022

There were no acquired in-process research and development expenses for the three months ended September 30, 2023 and 2022.

General and Administrative Expenses for the Three Months Ended September 30, 2023 and 2022

General and administrative expenses increased by $2.0 million, from $11.9 million for the three months ended September 30, 2022 to $13.8 million for the three months ended September 30, 2023. The increase was primarily related to higher personnel-related expenses, market research costs and information technology costs, partially offset by lower legal and other professional fees.

Results of Operations for the Six Months Ended September 30, 2023 and 2022

The following table sets forth our results of operations for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30, 2023
	2023	2022	Change
Operating expenses:
Research and development	$98,534	$66,168	$32,366
Acquired in-process research and development	12,500	—	12,500
General and administrative	29,243	23,821	5,422
Total operating expenses	140,277	89,989	50,288
Interest income	(7,637)	(1,154)	(6,483)
Other income, net	(484)	(1,147)	663
Loss before provision for income taxes	(132,156)	(87,688)	(44,468)
Provision for income taxes	443	613	(170)
Net loss	$(132,599)	$(88,301)	$(44,298)

Research and Development Expenses for the Six Months Ended September 30, 2023 and 2022

The following table summarizes the period-over-period changes in research and development expenses for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30,		Change
	2023	2022*	$
Batoclimab - Program-specific costs:
Neurology diseases	$16,376	$18,592	$(2,216)
Endocrine diseases	14,750	6,824	7,926
Total Batoclimab - Program-specific costs	31,126	25,416	5,710
IMVT-1402	23,831	4,720	19,111
Unallocated costs:
Personnel-related expenses including stock-based compensation	34,006	23,056	10,950
Other	9,571	12,976	(3,405)
Total research and development expenses	$98,534	$66,168	$32,366
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $32.4 million, from $66.2 million for the six months ended September 30, 2022 to $98.5 million for the six months ended September 30, 2023.

Batoclimab program-specific research and development costs, including contract manufacturing costs for drug substance process performance qualification activities, increased by $5.7 million, from $25.4 million for the six months ended September 30, 2022 to $31.1 million for the six months ended September 30, 2023. Program costs related to neurology diseases decreased $2.2 million, primarily reflecting higher overall clinical trial start-up costs in the prior-year period. Program costs related to endocrine diseases increased $7.9 million, primarily reflecting higher clinical trial costs, due in part to the initiation of our proof-of-concept Phase 2 clinical trial.

For the six months ended September 30, 2023 and 2022, we incurred $23.8 million and $4.7 million, respectively, of research and development costs related to the development of IMVT-1402, which includes pre-clinical studies, our Phase 1 clinical trial and contract manufacturing costs.

Unallocated research and development costs increased by $7.5 million, from $36.0 million for the six months ended September 30, 2022 to $43.6 million for the six months ended September 30, 2023. This increase reflected higher personnel-related expenses of $10.9 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new indications. Partially offsetting this increase were lower costs related to cross-indication clinical studies and clinical research of $3.4 million, primarily reflecting our shift to project-related activities to advance the clinical development of batoclimab, including our clinical trials in MG, TED, CIDP and GD, and IMVT-1402.

Acquired In-Process Research and Development Expenses for the Six Months Ended September 30, 2023 and 2022

During the six months ended September 30, 2023, acquired in-process research and development expenses were $12.5 million related to the achievement of development and regulatory milestones for batoclimab as specified in the HanAll Agreement. There were no acquired in-process research and development expenses for the six months ended September 30, 2022.

General and Administrative Expenses for the Six Months Ended September 30, 2023 and 2022

General and administrative expenses increased by $5.4 million, from $23.8 million for the six months ended September 30, 2022 to $29.2 million for the six months ended September 30, 2023. The increase was primarily related to higher personnel-related expenses, market research costs and information technology costs, partially offset by lower legal and other professional fees.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $269.9 million and $376.5 million as of September 30, 2023 and March 31, 2023, respectively. For the three months ended September 30, 2023 and 2022, we had net losses of $58.7 million and $47.9 million, respectively, and for the six months ended September 30, 2023 and 2022, we had net losses of $132.6 million and $88.3 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings and the sale of convertible promissory notes. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine and in the Middle East, the post-COVID-19 environment, changes in inflation, rising interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

We do not currently have any committed external source of funds. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In October 2023, we completed an underwritten public offering of 8,475,500 shares of our common stock (including 1,526,316 shares of common stock purchased by RSL on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, RSL purchased 4,473,684 shares of our common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering of $38.00 per share. The net proceeds to us were approximately $466.6 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

In anticipation of our current Form S-3 shelf registration statement and existing ATM sales agreement expiring in January 2024, on November 9, 2023, we entered into a sales agreement with Leerink Partners LLC (“Leerink Partners”), as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock (the “ATM Shares”), subject to certain conditions as specified in the sales agreement. We agreed to pay Leerink Partners up to 3% of the gross proceeds from each sale of ATM Shares sold through the sale agreement. The ATM Shares will be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The ATM Shares to be sold under the sales agreement, if any, will be issued and sold pursuant to an automatic shelf registration statement on Form S-3, which we will file with the SEC on November 9, 2023, along with a prospectus supplement relating to the offer and sale of up to $150.0 million of ATM Shares pursuant to the sales agreement. We have not issued or sold any ATM Shares pursuant to the ATM offering program.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2023 and 2022 (in thousands):

	Six Months Ended September 30,
	2023	2022
Net cash used in operating activities	$(107,430)	$(86,005)
Net cash used in investing activities	(79)	(73)
Net cash provided by financing activities	1,038	21

Operating Activities

For the six months ended September 30, 2023, $107.4 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $132.6 million, partially offset by non-cash charges of $21.9 million and a net change in operating assets and liabilities of $3.3 million. The non-cash charges consisted mainly of stock-based compensation of $21.2 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected $7.2 million of lower prepaid expenses and other current assets, driven primarily by the timing of payments and services performed related to our ongoing clinical trials. Changes in accounts payable reflected an increase of $6.1 million driven by the timing and level of payments related to contract manufacturing and research and development costs related to our clinical trials. These changes were partially offset by a decrease in accrued expenses of $8.8 million, primarily reflecting payments for contract manufacturing costs.

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

Investing Activities

For the six months ended September 30, 2023 and 2022, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the six months ended September 30, 2023 and 2022, cash provided by financing activities consisted of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of September 30, 2023 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of September 30, 2023, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $18.7 million, of which $3.5 million, $2.5 million and $12.7 million is expected to be paid during the remainder of the fiscal year ending March 31, 2024, and for the fiscal years ending March 31, 2025 and 2026, respectively. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of September 30, 2023, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of September 30, 2023) upon the achievement of certain development, regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement and made a $12.5 million milestone payment in the quarter ended September 30, 2023 in accordance with the terms of the agreement.

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

In March 2022, we entered into a lease agreement with an unrelated party for office space in a building in North Carolina. The lease will expire on March 31, 2024 and has scheduled rent increases each year. The lease agreement includes an option at our election to renew for an additional two years.

Our future minimum lease payments as of September 30, 2023 totaled $0.6 million related to short-term lease liabilities.

Outlook

We currently expect that our existing cash and cash equivalents as of September 30, 2023 of $269.9 million, together with the net proceeds of $466.6 million from our underwritten public offering and private placement in October 2023 discussed above, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and in the long term beyond the next 12 months.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and six months ended September 30, 2023, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2023 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, because we are considered to be a “smaller reporting company” until the filing of our Annual Report on Form 10-K for the fiscal year ending March 31, 2024, we are not required to provide the information required by this item in this report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In addition, preclinical testing may not adequately uncover drug side effects. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our Phase 1 and Phase 2 clinical trials of batoclimab or in the Phase 1 trial of IMVT-1402 will be observed in any future clinical trials. Likewise, positive results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and lack statistical significance, which further limits the reliability of such data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after positive results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings observed while clinical trials were underway and safety or efficacy observations in clinical trials.

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

Our product candidates, batoclimab and IMVT-1402, are novel therapeutic antibodies and their potential therapeutic benefits are unproven. While IMVT-1402 has demonstrated clinically meaningful reductions in IgG with no statistically significant reductions from baseline levels in albumin and no statistically significant increases from baseline in LDL cholesterol levels at any timepoint in healthy adults after four weekly doses of 300 mg, and batoclimab has shown meaningful reductions in IgG antibody levels in healthy volunteers and patients in early clinical trials, batoclimab and/or IMVT-1402 may not demonstrate in patients any or all of the pharmacologic or clinical benefits we believe they may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our product candidates in large-scale, pivotal clinical trials or in obtaining marketing approval thereafter for any indication. Results from our early-stage clinical trials are not necessarily predictive of the results of our planned clinical trials. If results from our Phase 1 and Phase 2 clinical trials cannot be replicated, or if the increase in total cholesterol and LDL levels or total albumin reductions observed in our Phase 2 clinical trial of batoclimab cannot be mitigated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, TED, CIDP and GD or any other autoimmune indication. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize our product candidates, raise capital, expand our business or continue our operations.

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

We also expect to face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include Ultomiris (ravulizumab-cwvz), which was approved in April 2022, and Zilbrysq® (zilucoplan), approved in October 2023. Inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, is currently in Phase 3 development.

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

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. On October 6, 2023, Amgen completed its previously announced acquisition of Horizon Therapeutics for approximately $27.8 billion, expanding its rare disease pipeline. Competition may reduce the number and types of patients available to us to participate in clinical trials because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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

•requirement of a REMS or additional risk management plans (or similar strategy imposed by foreign regulatory authorities);
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

We have been granted orphan drug designation for batoclimab for the treatment of MG, and may seek orphan drug designations for batoclimab for other indications, IMVT-1402 or other product candidates we develop, but we may be unable to obtain such further designation or to maintain the benefits associated with orphan drug status, including market exclusivity, even if that designation is granted.

As part of our business strategy, we have in the past and may in the future seek orphan drug designations for any product candidates we develop, and we may be unsuccessful. In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, we received orphan drug designation from the European Commission for batoclimab for the treatment of MG. We plan to seek orphan drug designation from the FDA for batoclimab and/or IMVT-1402 where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use, as well as with respect to other product candidates we may develop. We may also seek orphan drug designations for batoclimab and/or IMVT-1402 for the treatment of other indications in the E.U. Under the Orphan Drug Act, the FDA may designate a product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the U.S., or a patient population greater than 200,000 in the U.S. where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the U.S. In the E.U., Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the E.U. when the application is made, or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the E.U. to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention, or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

Although we intend to seek additional orphan drug designations for batoclimab from the FDA and the European Commission, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain additional orphan drug designation for batoclimab from the FDA or the European Commission, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of batoclimab could be blocked for years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in the E.U., it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or the European Commission later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or other foreign regulatory authority review and approval process.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $58.7 million and $47.9 million for the three months ended September, 2023 and 2022, respectively, and $132.6 million and $88.3 million for the six months ended September 30, 2023 and 2022, respectively. As of September 30, 2023, we had an accumulated deficit of 698.9 million.

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

We will require additional capital to complete the development and potential commercialization of batoclimab and IMVT-1402. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation, rising interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of September 30, 2023) upon the achievement of certain development and regulatory milestone events (including the initiation of certain clinical trials for batoclimab or IMVT-1402), which events will occur prior to our planned commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

Our business could be adversely affected by economic downturns, changes in inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crisis in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and in the Middle East has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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
As of November 3, 2023, RSL beneficially owned approximately 55.2% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

We will no longer qualify as a "smaller reporting company" as of March 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to smaller reporting companies.

We currently qualify as a “smaller reporting company” as defined in the Exchange Act. We are taking advantage of certain of the scaled disclosures available to smaller reporting companies including, among other things, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act (“Section 404”), presenting only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and plan to present reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements. We cannot predict whether investors will find our securities less attractive because we will rely on these exemptions. If some investors find our securities less attractive as a result of our reliance on these exemptions, the trading prices of our securities may be lower than they otherwise would be, there may be a less active trading market for our securities and the trading prices of our securities may be more volatile.

Because the market value of our common stock held by non-affiliates exceeded $700 million as of September 30, 2023, we will be deemed a large accelerated filer under the Exchange Act and will lose our status as a “smaller reporting company” as of March 31, 2024. As a result of our loss of “smaller reporting company” status, it is possible that investors have found or will continue to find our common stock less attractive in light of the fact that we have relied on certain of these exemptions. We also expect that compliance with the auditor attestation requirements of Section 404 and increased disclosure requirements will substantially increase our legal and financial compliance costs. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our common stock.

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

Because the market value of our common stock held by non-affiliates exceeded $700 million as of September 30, 2023, we will be deemed a “large accelerated filer” under the Exchange Act and will lose status as a “smaller reporting company” as defined in the JOBS Act as of March 31, 2024. Thereafter, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting, and may issue a report that is adverse in the event it is not satisfied with the level at which our internal control over financial reporting is documented, designed or operating. Any failure to maintain effective disclosure controls and internal control over financial reporting could have a material and adverse effect on our business, results of operations and financial condition and could cause a decline in the trading price of our common stock.

We may become subject to unanticipated tax liabilities and higher effective tax rates.

Our wholly owned subsidiary, Immunovant Sciences Ltd. (“ISL”), is incorporated under the laws of Bermuda, where it is not subject to any income or withholding taxes. Further, ISL is centrally managed and controlled in the U.K., and, under current U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect ISL to be subject to U.K. taxation on its income and gains and subject to the U.K.’s controlled foreign company rules, except where an exemption applies. ISL may be treated as a dual resident company for U.K. tax purposes. As a result, ISL’s right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on ISL’s right to claim U.K. tax reliefs. ISL may also become subject to income, withholding or other taxes in certain jurisdictions by reason of its activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that ISL is subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws, regulations, principles and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views for instance with respect to, among other things, the manner in which the arms’ length standard is applied for transfer pricing purposes or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Moreover, certain relevant tax, accounting and other laws have special application with respect to “affiliated,” “combined” or similar groups, which may include RSL, ISL and their respective subsidiaries and which may impact the tax liabilities of the companies. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of such changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could harm our financial condition, results of operations and cash flows.

Changes in tax laws or our effective tax rate may reduce our net income in future periods.

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One proposal) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two proposal). The E.U. has adopted a Council Directive requiring aspects of the Pillar Two proposal to be transposed into the national laws of E.U. Member States by December 31, 2023, and a number of other countries (including, the U.K. and Switzerland) also have enacted or are in the process of enacting such rules. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of both the proposed Pillar One and Pillar Two proposals but could fall within their scope in the future, which could increase our tax obligations in the countries where we do business.

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

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
In anticipation of our current Form S-3 shelf registration statement and existing ATM sales agreement expiring in January 2024, on November 9, 2023, we entered into a Sales Agreement (the “Sales Agreement”) with Leerink Partners LLC (“Leerink Partners”) as sales agent, pursuant to which we may issue and sell, from time to time, common shares (the “ATM Shares”). The ATM Shares to be sold under the Sales Agreement, if any, will be issued and sold pursuant to an automatic shelf registration statement on Form S-3 and a prospectus supplement, both of which we will file with the SEC on November 9, 2023, in connection with the offer and sale of the ATM Shares pursuant to the Sales Agreement. The existing ATM sales agreement has been terminated in connection with the entry into the Sales Agreement.

We are not obligated to sell any ATM Shares under the Sales Agreement. Subject to the terms and conditions of the Sales Agreement, Leerink Partners will use commercially reasonable efforts, consistent with its normal trading and sales practices and applicable laws and regulations to sell ATM Shares from time to time based upon our instructions, including any price, time or size limits specified by us, subject to certain limitations. Under the Sales Agreement, Leerink Partners may sell the ATM Shares by any method permitted by law deemed to be an “at the market offering” as defined in Rule 415(a)(4) under the Securities Act, including block transactions, sales made directly on the Nasdaq Global Select Market or sales made into any other existing trading market of our common shares.

We will pay Leerink Partners a commission of up to 3.0% of the gross proceeds from each sale of ATM Shares, reimburse legal fees and disbursements and provide Leerink Partners with customary indemnification and contribution rights. The Sales Agreement will terminate as set forth in the Sales Agreement.

The foregoing description of the Sales Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Sales Agreement, a copy of which will be filed as Exhibit 1.2 to the automatic shelf registration statement on Form S-3 on November 9, 2023.

We will issue a legal opinion relating to the validity of the ATM Shares being offered pursuant to the Sales Agreement. A copy of such legal opinion, including the consent included therein, will be filed as Exhibit 5.1 to the automatic shelf registration statement on Form S-3 on November 9, 2023.

This Quarterly Report on Form 10-Q shall not constitute an offer to sell or the solicitation of an offer to buy any ATM Shares under the Sales Agreement nor shall there be any sale of such ATM Shares in any state in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such state.

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

Immunovant, Inc.

Date: November 9, 2023	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer