Form 10-Q
period 2023-12-31
Immunovant, Inc.
filed 2024-02-12
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 5, 2024, there were 145,292,970 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2023

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$690,937	$376,532
Accounts receivable	1,029	700
Prepaid expenses and other current assets	18,810	27,101
Total current assets	710,776	404,333
Operating lease right-of-use assets	294	1,172
Property and equipment, net	376	333
Total assets	$711,446	$405,838
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,910	$1,353
Accrued expenses	27,886	40,771
Current portion of operating lease liabilities	306	1,173
Total current liabilities	32,102	43,297
Operating lease liabilities, net of current portion	—	47
Total liabilities	32,102	43,344
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at December 31, 2023 and March 31, 2023	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2023 and March 31, 2023	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 145,094,052 shares issued and outstanding at December 31, 2023 and 500,000,000 shares authorized, 130,329,863 shares issued and outstanding at March 31, 2023	14	13
Additional paid-in capital	1,430,294	927,976
Accumulated other comprehensive (loss) income	(600)	852
Accumulated deficit	(750,364)	(566,347)
Total stockholders’ equity	679,344	362,494
Total liabilities and stockholders’ equity	$711,446	$405,838

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Operating expenses:
Research and development	$48,338	$42,252	$146,872	$108,420
Acquired in-process research and development	—	10,000	12,500	10,000
General and administrative	13,215	11,775	42,458	35,597
Total operating expenses	61,553	64,027	201,830	154,017
Interest income	(8,933)	(2,944)	(16,569)	(4,098)
Other (income) expense, net	(1,094)	1,757	(1,579)	609
Loss before provision (benefit) for income taxes	(51,526)	(62,840)	(183,682)	(150,528)
Provision (benefit) for income taxes	(108)	387	335	1,000
Net loss	$(51,418)	$(63,227)	$(184,017)	$(151,528)
Net loss per common share – basic and diluted	$(0.36)	$(0.49)	$(1.36)	$(1.26)
Weighted-average common shares outstanding – basic and diluted	144,523,034	128,574,190	135,577,267	120,665,299

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net loss	$(51,418)	$(63,227)	$(184,017)	$(151,528)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(1,113)	2,620	(1,452)	979
Total other comprehensive (loss) income	(1,113)	2,620	(1,452)	979
Comprehensive loss	$(52,531)	$(60,607)	$(185,469)	$(150,549)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Stock options exercised and restricted stock units vested and settled	—	—	235,566	—	890	—	—	890
Capital contribution – stock-based compensation	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	10,653	—	—	10,653
Foreign currency translation adjustments	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(73,937)	(73,937)
Balance at June 30, 2023	10,000	$—	130,565,429	$13	$939,554	$582	$(640,284)	$299,865
Stock options exercised and restricted stock units vested and settled	—	—	876,595	—	148	—	—	148
Capital contribution – stock-based compensation	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	10,501	—	—	10,501
Foreign currency translation adjustments	—	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	—	(58,662)	(58,662)
Balance at September 30, 2023	10,000	$—	131,442,024	$13	$950,231	$513	$(698,946)	$251,811
Issuance of common stock upon underwritten public offering and private placement	—	—	12,949,184	1	466,732	—	—	466,733
Stock options exercised and restricted stock units vested and settled	—	—	702,844	—	3,111	—	—	3,111
Capital contribution – stock-based compensation	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	—	—	10,197	—	—	10,197
Foreign currency translation adjustments	—	—	—	—	—	(1,113)	—	(1,113)
Net loss	—	—	—	—	—	—	(51,418)	(51,418)
Balance at December 31, 2023	10,000	$—	145,094,052	$14	$1,430,294	$(600)	$(750,364)	$679,344

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Stock options exercised and restricted stock units vested and settled	—	—	41,259	—	21	—	—	21
Capital contribution – stock-based compensation	—	—	—	—	132	—	—	132
Stock-based compensation	—	—	—	—	7,555	—	—	7,555
Foreign currency translation adjustments	—	—	—	—	—	(667)	—	(667)
Net loss	—	—	—	—	—	—	(40,373)	(40,373)
Balance at June 30, 2022	10,000	$—	116,524,158	$12	$832,504	$(263)	$(395,760)	$436,493
Restricted stock units vested and settled	—	—	89,930	—	—	—	—	—
Capital contribution – stock-based compensation	—	—	—	—	106	—	—	106
Stock-based compensation	—	—	—	—	8,051	—	—	8,051
Foreign currency translation adjustments	—	—	—	—	—	(974)	—	(974)
Net loss	—	—	—	—	—	—	(47,928)	(47,928)
Balance at September 30, 2022	10,000	$—	116,614,088	$12	$840,661	$(1,237)	$(443,688)	$395,748
Issuance of common stock upon underwritten offering	—	—	12,500,000	1	70,227	—	—	70,228
Stock options exercised and restricted stock units vested and settled	—	—	146,166	—	403	—	—	403
Capital contribution – stock-based compensation	—	—	—	—	50	—	—	50
Stock-based compensation	—	—	—	—	8,856	—	—	8,856
Foreign currency translation adjustments	—	—	—	—	—	2,620	—	2,620
Net loss	—	—	—	—	—	—	(63,227)	(63,227)
Balance at December 31, 2022	10,000	$—	129,260,254	$13	$920,197	$1,383	$(506,915)	$414,678

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities
Net loss	$(184,017)	$(151,528)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31,437	24,750
Depreciation on property and equipment	167	139
Non-cash lease expense	878	844
Changes in operating assets and liabilities:
Accounts receivable	(437)	11,762
Prepaid expenses and other current assets	10,076	(14,297)
Accounts payable	2,392	(4,495)
Accrued expenses	(14,110)	1,278
Operating lease liabilities	(914)	(853)
Net cash used in operating activities	(154,528)	(132,400)
Cash flows from investing activities
Purchase of property and equipment	(210)	(171)
Net cash used in investing activities	(210)	(171)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten public offering and private placement	472,745	70,500
Payment of offering and private placement costs	(6,012)	(272)
Proceeds from stock options exercised	4,149	424
Net cash provided by financing activities	470,882	70,652
Effect of exchange rate changes on cash and cash equivalents	(1,739)	710
Net change in cash and cash equivalents	314,405	(61,209)
Cash and cash equivalents – beginning of period	376,532	493,817
Cash and cash equivalents – end of period	$690,937	$432,608

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2023, the Company’s cash and cash equivalents totaled $690.9 million and its accumulated deficit was $750.4 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of December 31, 2023 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended December 31, 2023 are not necessarily indicative of those expected for the year ending March 31, 2024 or for any future period. The condensed consolidated balance sheet as of March 31, 2023 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on May 22, 2023.

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

Additionally, the Company assessed the impact of the post-COVID-19 environment, geopolitical tensions and global slowdown of economic activity, changes in inflation, heightened interest rates and a potential recession in the U.S. on its operations and financial results as of December 31, 2023 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

[C] Risks and Uncertainties

The Company is subject to risks common to early-stage companies in the biopharmaceutical industry including, but not limited to, uncertainties related to clinical effectiveness of products, commercialization of products, regulatory approvals, dependence on key products, key personnel and third-party service providers such as contract research organizations (“CROs”), protection of intellectual property rights, the need and ability to obtain additional financing and the ability to make milestone, royalty or other payments due under any license, collaboration or supply agreements.

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of December 31, 2023, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2023 and March 31, 2023, cash and cash equivalents included $676.1 million and $346.2 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended December 31,
	2023	2022
Preferred stock as converted	10,000	10,000
Stock Options	13,103,933	11,277,282
Restricted stock units	3,782,938	4,528,774
Total	16,896,871	15,816,056

[J] Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and subsequent interim periods, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which updates income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning April 1, 2025, with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of December 31, 2023) upon the achievement of certain development, regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

During the quarter ended June 30, 2023, the Company achieved its third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which were recorded as acquired in-process research and development expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended December 31, 2023.

As of December 31, 2023 and March 31, 2023, the Company did not have any additional amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

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

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events. As of December 31, 2023, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $18.3 million.

The Company had the right to terminate the PSA with 30 days’ written notice to Samsung, exercisable no later than January 2024, in the event the Company decided to stop all development of, and all attempts to obtain regulatory approval for, batoclimab; subject to payment to Samsung of non-cancellable service fees and costs incurred by Samsung for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. Because efforts to develop and obtain regulatory approval for batoclimab remain ongoing, the Company did not exercise that early termination right and it has lapsed. As a result, the Company has an additional minimum obligation to Samsung of approximately $28.0 million to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2023	March 31, 2023
Research and development expenses	$19,015	$31,321
Accrued bonuses	7,474	7,530
Legal and other professional fees	250	572
Other expenses	1,147	1,348
Total accrued expenses	$27,886	$40,771

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

For the three and nine months ended December 31, 2023, the Company incurred $0.5 million under the Services Agreements, which are included in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended December 31, 2022, the Company incurred $0 and $0.4 million, respectively, under the Services Agreements, which are included in the accompanying unaudited condensed consolidated statements of operations.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of the building the Company currently occupies as its headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively. During the three months ended December 31, 2023 and 2022, the Company incurred $0.3 million in each period in rent expense under these operating leases. During the nine months ended December 31, 2023 and 2022, the Company incurred $0.9 million in each period in rent expense under these operating leases.

RSL Share Purchases

In October 2023, RSL purchased 1,526,316 shares of the Company’s common stock pursuant to an underwritten public offering on the same terms as other investors in the offering, and 4,473,684 shares of the Company’s common stock in a private placement at the same price per share as investors in the public offering. See Note 7 - Stockholders' Equity.

In October 2022, RSL purchased 416,667 shares of the Company’s common stock pursuant to an underwritten offering on the same terms as other investors in the offering. See Note 7 – Stockholders’ Equity.

Note 6 — Income Taxes

The Company’s effective tax rates were 0.21% and (0.62)% for the three months ended December 31, 2023 and 2022, respectively, and (0.18)% and (0.66)% for the nine months ended December 31, 2023 and 2022. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of December 31, 2023, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of December 31, 2023, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of December 31, 2023.

Common Stock

As of December 31, 2023, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 145,094,052 shares of common stock issued and outstanding. In October 2023, the Company completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by RSL on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, RSL purchased 4,473,684 shares of the Company’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering. The net proceeds to the Company were approximately $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses. In October 2022, the Company completed an underwritten offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at an offering price of $6.00 per share, for net proceeds to the Company of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

The Company has reserved the following shares of common stock for issuance:

	December 31, 2023	March 31, 2023
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	13,194,533	11,682,481
Restricted stock units outstanding	4,353,455	4,057,778
Equity awards available for future grants	2,180,778	590,317
Total	19,738,766	16,340,576

The reserved shares underlying stock options above include 90,600 stock options that were exercised but were not settled as of December 31, 2023. The reserved shares underlying restricted stock units above include 570,517 restricted stock units that vested but were not settled as of December 31, 2023. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of December 31, 2023. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month. On April 1, 2023, 5,213,194 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of December 31, 2023, options to purchase 10,494,160 shares of common stock and 3,782,938 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 2,180,778 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of December 31, 2023, options to purchase 2,609,773 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company's Board of Directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of December 31, 2023, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2023	11,682,481	$8.05	8.16	$88,919
Granted	2,152,363	15.88
Exercised	(646,987)	7.39
Forfeited	(77,701)	9.24
Expired	(6,223)	8.24
Balance - December 31, 2023	13,103,933	$9.36	7.73	$429,432
Exercisable - December 31, 2023	6,973,259	$8.18	6.89	$236,767

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Risk-free interest rate	3.90% - 4.94%	3.85% - 4.21%	3.45% - 4.94%	2.74% - 4.21%
Expected term, in years	6.11	6.11	6.11	6.11
Expected volatility	96.54% - 97.68%	89.37% - 92.43%	93.66% - 98.15%	87.12% - 92.43%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2023	3,692,979	$7.63
Issued	1,607,352	15.72
Vested	(1,464,336)	6.91
Forfeited	(53,057)	9.49
Nonvested as of December 31, 2023	3,782,938	$11.32

Stock-based Compensation Expense

For the three and nine months ended December 31, 2023 and 2022, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Research and development expenses	$5,145	$4,137	$15,205	$11,556
General and administrative expenses	5,052	4,719	16,146	12,906
Total stock-based compensation	$10,197	$8,856	$31,351	$24,462

As of December 31, 2023, total unrecognized compensation expense related to nonvested stock options and RSUs was $46.4 million and $36.0 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.47 years and 2.67 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the three and nine months ended December 31, 2023 and recorded $0.1 million and $0.3 million of stock-based compensation expense for the three and nine months ended December 31, 2022, respectively, in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three months ended December 31, 2023, stock-based compensation expense recorded by the Company related to these RSUs was de minimis. For the three months ended December 31, 2022, the Company recorded $0.1 million of stock-based compensation expense related to these RSUs. For the nine months ended December 31, 2023 and 2022, the Company recorded $0.1 million and $0.3 million, respectively, of stock-based compensation expense related to these RSUs. As of December 31, 2023, the amount of unrecognized compensation expense related to unvested RSL RSUs was de minimis.

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

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of December 31, 2023, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $18.3 million, of which $1.9 million, $3.7 million and $12.7 million is expected to be paid during the remainder of the fiscal year ending March 31, 2024, and for the fiscal years ending March 31, 2025 and 2026, respectively. During the three and nine months ended December 31, 2023, the Company recorded $0.3 million and $1.7 million, respectively, of research and development expenses related to the PSA and during the three and nine months ended December 31, 2022, the Company recorded $1.2 million and $2.9 million, respectively, of research and development expenses related to the PSA. The Company made cash payments of $15.0 million related to the PSA during the nine months ended December 31, 2023 and recorded $3.8 million in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2023. In January 2024, the Company did not exercise its right to early-terminate the PSA. As a result, the Company has an additional minimum obligation to Samsung of approximately $28.0 million to purchase additional batches of batoclimab in the four-year period of 2026 through 2029. See Note 3 - Material Agreements for additional details.

As of December 31, 2023, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of the post-COVID-19 environment, geopolitical tensions and global slowdown of economic activity, changes in inflation, heightened interest rates and a potential recession in the U.S. on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on our clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of our clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

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

Likewise, IMVT-1402, our second product candidate, has also been observed in nonclinical studies and in a Phase 1 clinical trial conducted in healthy participants to reduce IgG antibody levels. Importantly, IMVT-1402 has demonstrated no or minimal reductions in albumin and no or minimal increases in low-density lipoprotein (“LDL”) cholesterol levels in healthy adults after four weekly doses of 300 mg and 600 mg, with changes consistent with those participants receiving placebo. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression. We are developing batoclimab and IMVT-1402 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

Based on third-party patient prevalence estimates, for the 22 indications that have been announced by multiple companies for clinical development with anti-FcRn assets, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the U.S. and Europe (includes all European Union (“E.U.”) countries, Norway, Lichtenstein, Iceland, (together with the E.U. countries, the “EEA”), the United Kingdom (“U.K.”), and Switzerland). Our long-term goal is to build a leading anti-FcRn franchise that targets multiple underserved autoimmune disease indications across a variety of therapeutic areas. Our current research and development programs under which batoclimab is currently being evaluated are organized around specific therapeutic areas: treatment of neurological diseases, inclusive of myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”), and treatment of endocrine diseases, inclusive of thyroid eye disease (“TED”) and Graves’ disease (“GD”).

Likewise, we believe IMVT-1402 has the potential to treat a class-leading portfolio of indications in several therapeutic areas.

Accordingly, we plan to initiate four to five potentially registrational programs for IMVT-1402 by the end of fiscal year 2025 (by March 31, 2025). We plan to initiate trials of IMVT-1402 in ten indications by the end of fiscal year 2026 (by March 31, 2026), which includes the four to five programs beginning in fiscal year 2025.

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

IMVT-1402

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

In the single-ascending dose portion of the study, IMVT-1402 subcutaneously administered as one or two 2mL injections at a concentration of 150 mg/mL demonstrated a consistent reduction in IgG with potency that was similar to that of batoclimab as observed in our original Phase 1 trial of batoclimab. No or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed in healthy adults administered IMVT-1402 in the single-ascending dose portion of the study, with changes consistent with those participants receiving placebo.

We also announced initial multiple-ascending dose (“MAD”) results for the 300 mg cohort. After four weekly 300 mg subcutaneous doses of IMVT-1402, we observed a statistically significant reduction of 63% from baseline in mean total IgG levels, with no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels observed, with changes consistent with those participants receiving placebo.

In the quarter ended December 31, 2023, we announced initial MAD results from the cohort of participants receiving a weekly subcutaneous dose of 600 mg IMVT-1402 administered as two 2mL injections at a concentration of 150 mg/mL. After four weekly subcutaneous doses of IMVT-1402, we observed a statistically significant reduction of 74% from baseline in mean total IgG levels, similar to the 76% reduction in mean total IgG levels observed in batoclimab’s Phase 1 study after four weekly doses of 680 mg given subcutaneously. After four weekly subcutaneous doses of 600 mg IMVT-1402, no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed, with changes consistent with those participants receiving placebo.

Across all doses evaluated, treatments with IMVT-1402 were generally well tolerated, with only mild or moderate treatment-emergent adverse events observed.

Batoclimab

In the quarter ended June 30, 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany and in the quarter ended December 31, 2023, we announced initial results from this trial. Consistent with studies of batoclimab in other indications, subcutaneous doses of 680 mg administered in the initial cohort demonstrated potential best-in-class IgG reduction, up to 87%, with a mean IgG reduction of 81% after 12 weeks of treatment. The 340 mg IgG reductions were lower.

Similar to changes in IgG levels, deeper reductions in anti-thyroid stimulating hormone receptor autoantibodies were also observed following treatment with subcutaneous doses of 680 mg of batoclimab as compared to subcutaneous doses of 340 mg of batoclimab. In addition, across a range of clinical parameters, numerically higher responses were observed following treatment with 680 mg of batoclimab as compared to treatment with 340 mg of batoclimab. These parameters included the percentage of patients whose antithyroid drug (“ATD”) dose was reduced and the percentage of patients whose ATD was discontinued.  Batoclimab was generally well tolerated with no new safety signals observed in the initial data set. This Phase 2 clinical trial is ongoing.

In the quarter ended December 31, 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. We expect initial data from the open-label period of this trial (where one of two blinded doses of batoclimab are delivered) to be available in the second or in the third quarter of calendar year 2024. In the quarter ended June 30, 2022, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG, and in the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. Both trials are progressing and on track for expected top-line data in the second half of calendar year 2024 for MG, and the first half of calendar year 2025 for TED.

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

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. Each party has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory. We are obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in our license; intellectual property created by us pursuant to this research program will be included in HanAll’s license. As of December 31, 2023 and March 31, 2023, we did not have any additional amounts payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.

During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which were recorded as acquired in-process research and development expenses in the accompanying unaudited condensed consolidated statement of operations for the nine months ended December 31, 2023. We will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of December 31, 2023) upon the achievement of certain development, regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events. The remaining minimum purchase commitment related to this agreement was estimated to be approximately $18.3 million as of December 31, 2023. During the three and nine months ended December 31, 2023, we recorded $0.3 million and $1.7 million, respectively, of research and development expenses related to the PSA and made cash payments of $15.0 million related to the PSA during the nine months ended December 31, 2023.

We had the right to terminate the PSA with 30 days’ written notice to Samsung, exercisable no later than January 2024, in the event we decided to stop all development of, and all attempts to obtain regulatory approval for, batoclimab; subject to payment to Samsung of non-cancellable service fees and costs incurred by Samsung for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. Because efforts to develop and obtain regulatory approval for batoclimab remain ongoing, we did not exercise that early termination right and it has lapsed. As a result, we have an additional minimum obligation to Samsung of approximately $28.0 million to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

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

We anticipate that our general and administrative expenses will continue to support our ongoing research and development activities. These expenses will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of patents and patent applications claiming our product candidates, increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. In addition, if either batoclimab or IMVT-1402 obtains regulatory approval, we expect that we would incur significant additional expenses associated with market research activities and building commercial teams.

Results of Operations for the Three Months Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,
	2023	2022	Change
Operating expenses:
Research and development	$48,338	$42,252	$6,086
Acquired in-process research and development	—	10,000	(10,000)
General and administrative	13,215	11,775	1,440
Total operating expenses	61,553	64,027	(2,474)
Interest income	(8,933)	(2,944)	(5,989)
Other (income) expense, net	(1,094)	1,757	(2,851)
Loss before provision (benefit) for income taxes	(51,526)	(62,840)	11,314
Provision (benefit) for income taxes	(108)	387	(495)
Net loss	$(51,418)	$(63,227)	$11,809

Research and Development Expenses for the Three Months Ended December 31, 2023 and 2022

The following table summarizes the period-over-period changes in research and development expenses for the three months ended December 31, 2023 and 2022 (in thousands):

	Three Months Ended December 31,		Change
	2023	2022*	$
Batoclimab - Program-specific costs:
Neurological diseases	$12,810	$12,360	$450
Endocrine diseases	6,878	10,388	(3,510)
Total Batoclimab - Program-specific costs	19,688	22,748	(3,060)
IMVT-1402	5,768	2,317	3,451
Unallocated costs:
Personnel-related expenses including stock-based compensation	17,291	12,552	4,739
Other	5,591	4,635	956
Total research and development expenses	$48,338	$42,252	$6,086
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $6.1 million, from $42.3 million for the three months ended December 31, 2022 to $48.3 million for the three months ended December 31, 2023.

Batoclimab program-specific research and development costs, including contract manufacturing costs for drug substance process performance qualification activities, decreased by $3.1 million, from $22.7 million for the three months ended December 31, 2022 to $19.7 million for the three months ended December 31, 2023. Program costs related to neurological diseases increased $0.5 million, primarily reflecting higher overall Phase 3 and Phase 2b clinical trial costs. Program costs related to endocrine diseases decreased $3.5 million, primarily reflecting higher costs in the prior-year period due to the initiation of our Phase 3 clinical program.

For the three months ended December 31, 2023 and 2022, we incurred $5.8 million and $2.3 million, respectively, of research and development costs related to the development of IMVT-1402, which includes costs for our Phase 1 clinical trial, contract manufacturing and pre-clinical studies.

Unallocated research and development costs increased by $5.7 million, from $17.2 million for the three months ended December 31, 2022 to $22.9 million for the three months ended December 31, 2023. This increase reflected higher personnel-related expenses of $4.7 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new indications. Also contributing to the increase were higher costs related to cross-indication research and development activities supporting batoclimab and IMVT-1402 programs of $1.0 million.

Acquired In-Process Research and Development Expenses for the Three Months Ended December 31, 2023 and 2022

There were no acquired in-process research and development expenses for the three months ended December 31, 2023. During the three months ended December 31, 2022, acquired in-process research and development expenses were $10.0 million related to the achievement of a development and regulatory milestone for batoclimab in MG under the terms of the HanAll Agreement.

General and Administrative Expenses for the Three Months Ended December 31, 2023 and 2022

General and administrative expenses increased by $1.4 million, from $11.8 million for the three months ended December 31, 2022 to $13.2 million for the three months ended December 31, 2023. The increase was primarily related to higher personnel-related expenses, legal and other professional fees, market research costs and information technology costs.

Results of Operations for the Nine Months Ended December 31, 2023 and 2022

The following table sets forth our results of operations for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended December 31, 2023
	2023	2022	Change
Operating expenses:
Research and development	$146,872	$108,420	$38,452
Acquired in-process research and development	12,500	10,000	2,500
General and administrative	42,458	35,597	6,861
Total operating expenses	201,830	154,017	47,813
Interest income	(16,569)	(4,098)	(12,471)
Other (income) expense, net	(1,579)	609	(2,188)
Loss before provision for income taxes	(183,682)	(150,528)	(33,154)
Provision for income taxes	335	1,000	(665)
Net loss	$(184,017)	$(151,528)	$(32,489)
Research and Development Expenses for the Nine Months Ended December 31, 2023 and 2022

The following table summarizes the period-over-period changes in research and development expenses for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended December 31,		Change
	2023	2022*	$
Batoclimab - Program-specific costs:
Neurological diseases	$29,186	$30,952	$(1,766)
Endocrine diseases	21,628	17,212	4,416
Total Batoclimab - Program-specific costs	50,814	48,164	2,650
IMVT-1402	29,599	7,037	22,562
Unallocated costs:
Personnel-related expenses including stock-based compensation	51,297	35,608	15,689
Other	15,162	17,611	(2,449)
Total research and development expenses	$146,872	$108,420	$38,452
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $38.5 million, from $108.4 million for the nine months ended December 31, 2022 to $146.9 million for the nine months ended December 31, 2023.

Batoclimab program-specific research and development costs, including contract manufacturing costs for drug substance process performance qualification activities, increased by $2.7 million, from $48.2 million for the nine months ended December 31, 2022 to $50.8 million for the nine months ended December 31, 2023. Program costs related to neurological diseases decreased $1.8 million, primarily reflecting higher overall clinical trial costs in the prior-year period that included upfront and start-up costs for our Phase 3 and Phase 2b clinical trials. Program costs related to endocrine diseases increased $4.4 million, primarily reflecting higher clinical trial costs, due in part to the initiation of our proof-of-concept Phase 2 clinical trial.

For the nine months ended December 31, 2023 and 2022, we incurred $29.6 million and $7.0 million, respectively, of research and development costs related to the development of IMVT-1402, which includes costs for our Phase 1 clinical trial, contract manufacturing and pre-clinical studies.

Unallocated research and development costs increased by $13.2 million, from $53.2 million for the nine months ended December 31, 2022 to $66.5 million for the nine months ended December 31, 2023. This increase reflected higher personnel-related expenses of $15.7 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new indications. Partially offsetting this increase were lower costs related to cross-indication research and development activities supporting batoclimab and IMVT-1402 programs of $2.4 million, primarily reflecting our shift to project-related activities to advance the clinical development of batoclimab, including our clinical trials in MG, TED, CIDP and GD, and IMVT-1402.

Acquired In-Process Research and Development Expenses for the Nine Months Ended December 31, 2023 and 2022

During the nine months ended December 31, 2023 and 2022, acquired in-process research and development expenses were $12.5 million and $10.0 million, respectively, related to the achievement of development and regulatory milestones for batoclimab under the terms of the HanAll Agreement.

General and Administrative Expenses for the Nine Months Ended December 31, 2023 and 2022

General and administrative expenses increased by $6.9 million, from $35.6 million for the nine months ended December 31, 2022 to $42.5 million for the nine months ended December 31, 2023. The increase was primarily related to higher personnel-related expenses, market research costs and information technology costs, partially offset by lower legal and other professional fees.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $690.9 million and $376.5 million as of December 31, 2023 and March 31, 2023, respectively. For the three months ended December 31, 2023 and 2022, we had net losses of $51.4 million and $63.2 million, respectively, and for the nine months ended December 31, 2023 and 2022, we had net losses of $184.0 million and $151.5 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine and in the Middle East, the post-COVID-19 environment, changes in inflation, heightened interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

We do not currently have any committed external source of funds. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

In October 2023, we completed an underwritten public offering of 8,475,500 shares of our common stock (including 1,526,316 shares of common stock purchased by RSL on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, RSL purchased 4,473,684 shares of our common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering. The net proceeds to us were approximately $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

On November 9, 2023, we entered into a sales agreement with Leerink Partners LLC (“Leerink Partners”), as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock (the “ATM Shares”), subject to certain conditions as specified in the sales agreement. We agreed to pay Leerink Partners up to 3% of the gross proceeds from each sale of ATM Shares sold through the sale agreement. The ATM Shares will be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The ATM Shares to be sold under the sales agreement, if any, will be issued and sold pursuant to an automatic shelf registration statement on Form S-3, which we filed with the SEC on November 9, 2023, along with a prospectus supplement relating to the offer and sale of up to $150.0 million of ATM Shares pursuant to the sales agreement. We have not issued or sold any ATM Shares pursuant to the ATM offering program.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2023 and 2022 (in thousands):

	Nine Months Ended December 31,
	2023	2022
Net cash used in operating activities	$(154,528)	$(132,400)
Net cash used in investing activities	(210)	(171)
Net cash provided by financing activities	470,882	70,652

Operating Activities

For the nine months ended December 31, 2023, $154.5 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $184.0 million and a net change in operating assets and liabilities of $3.0 million, partially offset by non-cash charges of $32.5 million. The non-cash charges consisted mainly of stock-based compensation of $31.4 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected a decrease in accrued expenses of $14.1 million, primarily reflecting payments for contract manufacturing costs. This change was partially offset by $10.1 million of lower prepaid expenses and other current assets, driven primarily by the timing of payments and services performed related to our ongoing clinical trials.

For the nine months ended December 31, 2022, $132.4 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $151.5 million and a net change in operating assets and liabilities of $6.6 million, partially offset by non-cash charges of $25.7 million. The non-cash charges consisted mainly of stock-based compensation of $24.8 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected $14.3 million of higher prepaid expenses and other current assets, driven primarily by payments related to clinical research activities in advance of ongoing and planned clinical trials. Accounts payable decreased $4.5 million, primarily reflecting the timing and level of payments related to contract manufacturing and upfront and start-up research and development costs related to our clinical trials of $14.5 million, partially offset by the $10.0 million payable as a result of the achievement of our second development and regulatory milestone under the HanAll Agreement, which was paid in the fiscal 2023 fourth quarter. These changes were partially offset by a decrease in accounts receivable of $11.8 million reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with third parties.

Investing Activities

For the nine months ended December 31, 2023 and 2022, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the nine months ended December 31, 2023, $470.9 million of cash provided by financing activities primarily consisted of proceeds from our October 2023 underwritten public offering and concurrent private placement of $466.7 million, combined, after deducting underwriting discounts and commissions, placement agent fees and offering expenses. Cash provided by financing activities also reflected $4.1 million of proceeds from the exercise of stock options. For the nine months ended December 31, 2022, $70.7 million of cash provided by financing activities primarily consisted of proceeds from our October 2022 underwritten offering of $70.2 million, after deducting underwriting discounts and commissions and offering expenses. Cash provided by financing activities also reflected $0.4 million of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of December 31, 2023 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of December 31, 2023, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $18.3 million, of which $1.9 million, $3.7 million and $12.7 million is expected to be paid during the remainder of the fiscal year ending March 31, 2024, and for the fiscal years ending March 31, 2025 and 2026, respectively.

Because we did not exercise an early termination right prior to its expiration in January 2024, we have an additional minimum obligation to Samsung of approximately $28.0 million to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of December 31, 2023, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of December 31, 2023) upon the achievement of certain development, regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement and made a $12.5 million milestone payment in the quarter ended September 30, 2023 in accordance with the terms of the agreement.

We are also required to reimburse HanAll for half of budgeted research and development costs incurred by HanAll with respect to batoclimab and IMVT-1402, up to an aggregate of $20.0 million.

Lease Agreements

In June 2020, we entered into two sublease agreements with RSI for the two floors of the building that serve as our headquarters in New York. The subleases will expire on February 27, 2024 and April 29, 2024, respectively.

In March 2022, we entered into a lease agreement with an unrelated party for office space in a building in North Carolina. The lease will expire on March 31, 2024 and has scheduled rent increases each year. The lease agreement includes an option at our election to renew for an additional two years.

Our future minimum lease payments as of December 31, 2023 totaled $0.3 million related to short-term lease liabilities.

Outlook

We currently expect that our existing cash and cash equivalents as of December 31, 2023 of $690.9 million will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and in the long term beyond the next 12 months.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and nine months ended December 31, 2023, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2023 included in our Annual Report.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our clinical trials of batoclimab for the treatment of MG, TED, CIDP and GD or trials evaluating IMVT-1402;

•the CROs that we retain to conduct clinical trials may take actions outside of our control or otherwise commit errors or breaches of protocols that materially adversely impact our clinical trials and ability to obtain market approvals;
•the FDA or other relevant foreign regulatory authorities may not find the data from nonclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of our product candidates outweigh their safety risks;
•the FDA or other relevant foreign regulatory authorities may disagree with our interpretation of data or significance of results from the nonclinical studies and clinical trials of our product candidates or may require additional studies;
•the FDA or other relevant foreign regulatory authorities may not accept data generated from our clinical trial sites;
•if our BLA or other foreign marketing authorization application is referred for review by an advisory committee, the FDA or other relevant foreign regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant foreign regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the FDA or other relevant foreign regulatory authorities may require development of a Risk Evaluation and Mitigation Strategy (“REMS”) drug safety program or similar strategy imposed by foreign regulatory authorities, as a condition of approval;
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

In addition, if our product candidates encounter safety or efficacy problems, such as the observed lipid findings from our clinical trials of batoclimab, developmental delays, regulatory issues, supply issues, or other problems in one of our target indications, our development plans for our product candidates could be significantly harmed in other indications, which would have a material adverse effect on our business. Further, problems encountered by competitors who are developing product candidates in the autoimmune disease field, including IgG-mediated autoimmune indications, or that target the same indications or use the same mechanism of action as our product candidates could suggest problems with our product candidates that would potentially harm our business.

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

Batoclimab and IMVT-1402 are still in clinical development and will require extensive clinical testing before we are prepared to submit a BLA or other similar application for regulatory approval. For example, we plan to initiate four to five potentially registrational programs for IMVT-1402 by the end of fiscal year 2025 (by March 31, 2025). We plan to initiate trials of IMVT-1402 in ten indications by the end of fiscal year 2026 (by March 31, 2026), which includes the four to five programs beginning in fiscal year 2025. We cannot provide any assurance that we will submit a BLA for regulatory approval for our product candidates within our projected timeframes or whether any such application will be accepted for review or ultimately approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other foreign regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for our product candidates; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar foreign marketing authorization application. The FDA or a foreign regulatory authority may also find that the benefits of our product candidates in any of our target indications do not outweigh their risks, including the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and is dependent upon collaboration with many CROs and clinical trial sites.

Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation delaying the next stage of clinical development or submission of a BLA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit negative safety signals in later stage clinical trials that they did not exhibit in nonclinical or earlier-stage clinical trials. A number of companies in the pharmaceutical industry, including biotechnology and biopharmaceutical companies, have suffered significant setbacks in or the discontinuation of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding positive results in earlier trials. Likewise, the results of early nonclinical studies and clinical trials of our product candidates, some of which were not conducted by us, may not be predictive of the results of our current or planned development programs and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results.

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

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials for MG, TED, CIDP and GD due to existing alternative treatments available, including teprotumumab for the treatment of TED, IVIg, plasma exchange and steroids for CIDP and anti-thyroid drugs for GD, as patients may decline to enroll or decide to withdraw from our clinical trials due to the risk of receiving placebo. Similar difficulties may occur in the four to five potentially registrational programs for IMVT-1402 we expect to initiate by the end of fiscal year 2025 (by March 31, 2025) and the trials of IMVT-1402 in ten indications we expect to initiate by the end of fiscal year 2026 (by March 31, 2026), which includes the four to five programs beginning in fiscal year 2025.

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

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, we reported that we voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. These results may make it more difficult to recruit and retain patients for clinical trials in the future, including our ongoing and planned trials of batoclimab in MG, TED, CIDP and GD and trials evaluating IMVT-1402. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

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

Our product candidates, batoclimab and IMVT-1402, are novel therapeutic antibodies and their potential therapeutic benefits are unproven. While IMVT-1402 has demonstrated clinically meaningful reductions in IgG with no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels in healthy adults after four weekly doses of 300 mg and 600 mg, with changes consistent with those participants receiving placebo, and batoclimab has shown meaningful reductions in IgG antibody levels in healthy volunteers and patients in clinical trials conducted to date, batoclimab and/or IMVT-1402 may not demonstrate in patients any or all of the pharmacologic or clinical benefits we believe they may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our product candidates in large-scale, pivotal clinical trials or in obtaining marketing approval thereafter for any indication. Results from our early-stage clinical trials are not necessarily predictive of the results of our current or planned clinical trials. If results from our Phase 1 and Phase 2 clinical trials cannot be replicated, or if the increase in total cholesterol and LDL levels or total albumin reductions observed in our Phase 2 clinical trial of batoclimab cannot be mitigated, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of MG, TED, CIDP and GD or any other autoimmune indication. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize our product candidates, raise capital, expand our business or continue our operations.

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

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as batoclimab or IMVT-1402. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In June 2023, the FDA approved VYVGART HYTRULO (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of gMG in adults who test positive for the anti-acetylcholine receptor (“AChR”) antibody. Previously, the FDA approved VYVGART™ (efgartigimod alfa-fcab) in the same patient population in December 2021. In June 2023, the FDA also approved RYSTIGGO (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase antibody positive.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is currently unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $51.4 million and $63.2 million for the three months ended December 31, 2023 and 2022, respectively, and $184.0 million and $151.5 million for the nine months ended December 31, 2023 and 2022, respectively. As of December 31, 2023, we had an accumulated deficit of 750.4 million.

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

We expect our research and development expenses in connection with our development program for batoclimab and IMVT-1402 to continue to be significant. For example, we expect our research and development expenses to be significant to execute our plan to initiate four to five potentially registrational programs for IMVT-1402 by the end of fiscal year 2025 (by March 31, 2025) and initiate trials of IMVT-1402 in ten indications by the end of fiscal year 2026 (by March 31, 2026), which includes the four to five programs beginning in fiscal year 2025. In addition, if we obtain regulatory approval for batoclimab or IMVT-1402, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had and will continue to have an adverse effect on our results of operations, financial position and working capital.

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

Because of the numerous risks and uncertainties associated with product development, including delays in subject enrollment or interruptions in clinical trial supplies or investigational product, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if batoclimab, IMVT-1402 or any future product candidate is approved for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and you may lose some or all of your investment.

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

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize batoclimab and IMVT-1402. For example, it will require substantial capital for us to initiate four to five potentially registrational programs for IMVT-1402 by the end of fiscal year 2025 (by March 31, 2025) and initiate trials of IMVT-1402 in ten indications by the end of fiscal year 2026 (by March 31, 2026), which includes the four to five programs beginning in fiscal year 2025. Our expenditures will also include costs associated with the HanAll Agreement, pursuant to which we are required to reimburse HanAll for half of budgeted research and development costs incurred by them with respect to batoclimab (up to an aggregate reimbursement amount of $20.0 million), make payments in connection with the achievement of certain development and regulatory milestones prior to generating any product sales (including the initiation of certain clinical trials for batoclimab or IMVT-1402), make significant further payments upon the achievement of certain sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab or IMVT-1402, if approved.

We will require additional capital to complete the development and potential commercialization of batoclimab and IMVT-1402. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including the continuing disruptions to and volatility in the credit and financial markets in the U.S. and worldwide resulting from the COVID-19 pandemic, the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation, heightened interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million of milestone achievements as of December 31, 2023) upon the achievement of certain development and regulatory milestone events (including the initiation of certain clinical trials for batoclimab or IMVT-1402), which events will occur prior to our planned commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

We may have difficulties identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors, including training additional qualified personnel. For example, we plan to initiate four to five potentially registrational programs for IMVT-1402 by the end of fiscal year 2025 (by March 31, 2025) and initiate trials of IMVT-1402 in ten indications by the end of fiscal year 2026 (by March 31, 2026), which includes the four to five programs beginning in fiscal year 2025. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of batoclimab, IMVT-1402 and any future product candidate. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize batoclimab, IMVT-1402 or any future product candidate and compete effectively will partly depend on our ability to effectively manage any future growth.

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
As of February 5, 2024, RSL beneficially owned approximately 54.9% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One proposal) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two proposal). A number of countries in which we conduct business (including, the U.K. and Switzerland) have enacted with effect from January 1, 2024, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of both the proposed Pillar One and Pillar Two proposals but could fall within their scope in the future, which could increase our tax obligations in the countries where we do business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Other than as previously reported on our Current Reports on Form 8-K, there have been no unregistered sales of equity securities for the current reporting period.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.

Insider Trading Arrangements

During the three months ended December 31, 2023, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†*	Employment Agreement with Michael Geffner, dated as of January 9, 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema Document
101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104*	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)

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

Immunovant, Inc.

Date: February 12, 2024	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer