Form 10-K
period 2024-03-31
Immunovant, Inc.
filed 2024-05-29
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market as of September 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $2,176.9 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market of $38.39 per share.
As of May 22, 2024, the registrant had 146,053,941 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2024.

IMMUNOVANT, INC.
ANNUAL REPORT ON FORM 10-K

All trademarks, trade names, service marks, and copyrights appearing in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended March 31, 2024 (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” and “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the timing, progress, costs and results of our clinical trials for our product candidates, IMVT-1402 and batoclimab, formerly referred to as IMVT-1401;

•potential therapeutic benefits and risks in current and future indications and the ability to achieve regulatory approval in licensed jurisdictions;

•future operating or financial results and cash position;

•future acquisitions, business strategy and expected capital spending;

•the timing of meetings with and feedback from regulatory authorities as well as any submission of filings for regulatory approval of our product candidates;

•the potential advantages and differentiated profile of our product candidates compared to existing therapies for the applicable indications;

•our ability to successfully manufacture, or have manufactured, drug product for clinical trials and commercialization;

•our ability to successfully commercialize our product candidates, if approved;

•the rate and degree of market acceptance of our product candidates, if approved;

•the effects of global factors, such as the post-COVID-19 environment, geopolitical tensions and adverse macroeconomic conditions, on our business, operations and supply chain, including the potential impact on our clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of our clinical trials;

•our expectations regarding the size of the patient populations for and opportunity for and clinical utility of our product candidates, if approved for commercial use;

•our estimates of our expenses, ongoing losses, future revenue, capital requirements and needs for or ability to obtain future financing to complete the clinical trials for and commercialize our product candidates;

•our dependence on and plans to leverage third parties for research and development, clinical trials, manufacturing, and other activities;

•our ability to maintain intellectual property protection for our product candidates;

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our business is currently dependent on the successful and timely development, regulatory approval and commercialization of our product candidates.

•Our product candidates, or anti-FcRn product candidates or products developed by others, may cause adverse events or undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

•Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

•The results of our nonclinical studies and clinical trials may not support our proposed claims for our product candidates, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

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

•Our business could be adversely affected by economic downturns, changes in inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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

•Our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers which may delay or prevent our ability to obtain marketing approval or commercialize our product candidates if approved.

•We have a limited operating history and have never generated any product revenue.

•We will require additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.

•Raising additional funds by issuing equity securities will cause dilution to existing stockholders. Raising additional funds through debt financings may involve restrictive covenants and raising funds through lending and licensing arrangements may restrict our operations or require us to relinquish proprietary rights.

•We rely on the license agreement with HanAll Biopharma Co., Ltd., or the HanAll Agreement, to provide us rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development or commercialization of IMVT-1402 and batoclimab.

•We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications. Our operating results will suffer if we fail to compete effectively.

•International expansion of our business exposes us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business outside of the U.S.

•We are subject to stringent and changing privacy, data protection, and information security laws, contractual obligations, self-regulatory schemes, government regulation and standards related to data privacy and security. Further, if our information technology systems or those of our affiliates, service providers or other relevant third parties are compromised now or in the future, this could result in a material adverse effect on our business.

•If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline and has declined in the past upon downgrades of our common stock.

PART I
Item 1. Business

Overview

We are a clinical-stage immunology company pursuing a broad anti-FcRn strategy based on the potential best-in-class profile of our lead asset, IMVT-1402, and informed by the breadth of the class, in which 23 indications have been publicly announced for study by multiple companies to date. We expect to initiate programs evaluating IMVT-1402 in several therapeutic areas, including endocrinology and neurology. To address the unmet needs of people with autoantibody-driven diseases, we are committed to initiating a broad set of late-stage programs for IMVT-1402, including first-in-class indications such as Graves’ disease (“GD”), classic autoantibody indications such as myasthenia gravis (“MG”), and other indications with positive in-class data such as chronic inflammatory demyelinating polyneuropathy (“CIDP”). We expect to leverage disease state insights, clinical trial data observed to date within the anti-FcRn class, and operational experience from past and ongoing batoclimab studies and trials to inform and accelerate the development of IMVT-1402.

Our innovative product pipeline includes IMVT-1402 and batoclimab, formerly referred to as IMVT-1401, both of which are novel, fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Our product candidates are the result of a multi-step, multi-year research program conducted in collaboration with HanAll Biopharma Co., Ltd., (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

The physiologic function of FcRn is to prevent the degradation of immunoglobulin G (“IgG”) antibodies. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases. Inhibition of FcRn, such as through the use of an anti-FcRn antibody, has been shown to reduce levels of total IgG and pathogenic IgG antibodies. We believe our completed clinical trials and other clinical trials assessing anti-FcRn antibodies in IgG-mediated autoimmune diseases have generated promising results, suggesting that FcRn is a therapeutically important and validated pharmacologic target to reduce levels of disease-causing IgG antibodies. Thus, we are developing IMVT-1402 and batoclimab in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which we believe that reduction of IgG antibodies should lead to clinical benefit.

Batoclimab, our initial product candidate, is dosed subcutaneously using a small gauge needle in small volumes (e.g., 2 mL), and has generated therapeutically relevant pharmacodynamic activity. We believe these attributes will drive patient preference and market adoption. In clinical trials conducted to date, batoclimab has been observed to reduce IgG antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies.

Likewise, IMVT-1402, our lead product candidate, has also been observed to reduce IgG antibody levels in a Phase 1 clinical trial conducted in healthy adults, similar to that observed in our original Phase 1 trial of batoclimab. Importantly, although FcRn also plays a role in maintaining serum albumin levels which in turn correlate inversely with low-density lipoprotein (“LDL”) cholesterol levels, no or minimal reduction in albumin and no or minimal increases in LDL cholesterol levels were observed in study participants administered either 300 mg or 600 mg of IMVT-1402 subcutaneously once weekly for four weeks. Across both dose regimens, the changes in albumin and LDL cholesterol were similar to those observed with placebo administration. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression.

Autoimmune diseases are conditions where an immune response is inappropriately directed against the body’s own healthy cells and tissues. According to the Autoimmune Association, more than 50 million people in the United States (“U.S.”) suffer from one of more than 100 diagnosed autoimmune diseases. Predisposing factors may include genetic susceptibility, environmental triggers and other factors not yet known. Many of these diseases are associated with high levels of pathogenic IgG antibodies. In healthy people, IgG antibodies are the most abundant type of antibody produced by the human immune system, accounting for approximately 75% of antibodies in the plasma, and are important in the defense against pathogens, such as viruses and bacteria. In IgG-mediated autoimmune diseases (an important subset of autoimmune diseases), IgG antibodies inappropriately develop against normal proteins found in the body, directing the immune system to attack specific organs or organ systems.

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

We believe that FcRn inhibition has broad therapeutic and commercial potential to address IgG-mediated autoimmune diseases in a number of therapeutic areas, including but not limited to, neurology, endocrinology, hematology, rheumatology, and dermatology. Based on third-party patient prevalence estimates, for the 23 indications that have been publicly announced by multiple companies for clinical development with anti-FcRn assets, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the U.S. and Europe. Our estimates in Europe include all European Union (“E.U.”) countries, Norway, Lichtenstein, Iceland, (together with the E.U. countries, the “EEA”), the United Kingdom (“U.K.”), and Switzerland.

Our goal is to fully optimize the IMVT-1402 clinical development program consistent with its potential best-in-class profile. Our strategic priority is to build a class-leading portfolio of indications in several therapeutic areas by leveraging data derived from studies with batoclimab and from studies with other FcRn inhibitors, both approved and in development. Following a recently completed Type B meeting with the U.S. Food and Drug Administration (“FDA”), we are on track to initiate four to five potentially registrational programs for IMVT-1402 in several therapeutic areas, including endocrinology and neurology, by March 31, 2025. Inclusive of these programs, by March 31, 2026, we plan to have initiated clinical trials of IMVT-1402 in a total of ten indications. The current development program for batoclimab remains important, in particular for accelerating and optimizing the registrational development program of IMVT-1402. In addition, we expect to achieve financial efficiencies in our IMVT-1402 development program by taking advantage of batoclimab data and by applying learning from publicly disclosed in-class competitor data and trial designs.

We expect to announce an overview of our development program for IMVT-1402 in GD in the fall of calendar year 2024, supported by additional data from the batoclimab proof-of-concept study in GD that will be disclosed at the same time.

We may transition our registrational development program for CIDP from batoclimab to IMVT-1402 and the pivotal study with IMVT-1402 in CIDP may be optimized based on unblinded batoclimab CIDP data available before March 31, 2025. We may also transition our registrational development programs for MG and thyroid eye disease (“TED”) from batoclimab to IMVT-1402, with a final decision for these programs contingent on top-line data from the batoclimab studies in these indications. We expect to report top-line data from the batoclimab MG study by March 31, 2025 with potentially registrational development for MG expected to transition from batoclimab to IMVT-1402 in the same timeframe. A decision regarding which asset to advance to registration in TED will be made in the first half of calendar year 2025 together with disclosing top-line data from the current batoclimab TED program.

As a result of our rational design and current outlook on potential opportunities, we believe our product candidates, if developed and approved for commercial sale, would be differentiated from currently available treatments for advanced IgG-mediated autoimmune diseases. To date, these product candidates have demonstrated potential best-in-class IgG reduction and are being developed for delivery using a simple, self-administered subcutaneous injection.

We were incorporated in Delaware in December 2018 as a blank check company under the name Health Sciences Acquisitions Corporation (“HSAC”). On December 18, 2019, Immunovant Sciences Ltd. (“ISL”) and HSAC consummated the transactions contemplated under that certain share exchange agreement dated as of September 29, 2019 by and among HSAC, ISL, the stockholders of ISL and Roivant Sciences Ltd. (the “Business Combination”). In connection with the closing of the Business Combination, we changed our name from HSAC to Immunovant, Inc.

Current Indications in Development

Neurological Diseases

MG is a rare, chronic autoimmune disorder characterized by weakness and fatigue of voluntary muscles. The clinical course of MG is variable but usually progressive, and patients tend to experience fluctuating symptoms. There is an estimated prevalence of 18 to 36 cases of MG per 100,000 people in the U.S. For women, disease onset typically occurs around their 20s and 30s, whereas for men it peaks in their 50s and 60s. Overall, MG affects women more frequently than men. The disease is most often caused by autoantibodies that target the acetylcholine receptor or muscle-specific tyrosine kinase receptor at the neuromuscular junction, disrupting normal muscular function. Symptoms typically emerge in the eyes (e.g., drooping eyelids, double vision, blurred vision) and progress to involve the face, throat, or limbs. Some patients may experience life-threatening respiratory complications due to the weakening of muscles involved in respiration. See “Batoclimab as a Potential Treatment for Myasthenia Gravis” below for further discussion.

CIDP is an autoimmune neurological disorder characterized by damage to the myelin sheaths or the nodes on nerve fibers of the peripheral nervous system. Though the clinical course of CIDP can be variable, it is typically a chronic progressive disease if left untreated. CIDP is a rare disease that can occur in any age group, with peak onset being in the 60s and 70s. CIDP affects men twice as often as women. Its prevalence is estimated to be almost nine per 100,000 people in the U.S. CIDP appears to be mediated, at least in some patients, by IgG antibodies that are directed against targets in the myelin sheath; however, the specific target of these antibodies is not yet established. The hallmark signs of CIDP are weakness, tingling sensations, or loss of sensation in the arms and legs that is symmetrical and gradually worsens. See “Batoclimab as a Potential Treatment for Chronic Inflammatory Demyelinating Polyneuropathy” below for further discussion.

Endocrine Diseases

GD is an autoimmune disorder associated with the overproduction of thyroid hormones and is the most common cause of hyperthyroidism. Although GD can affect any age group or gender, it occurs often in women younger than 40 years of age with an estimated incidence of 20 to 50 per 100,000 people in the U.S. The disease is mediated by thyroid-stimulating IgG antibodies that cause the thyroid gland to produce an excess of thyroid hormones, resulting in systemic manifestations that affect multiple organs. Patients typically present with classic signs and symptoms of hyperthyroidism, such as heat intolerance, weight loss, anxiety, and frequent bowel movements. The disease can also manifest with ophthalmopathy (e.g., eye redness, swelling, bulging) or dermopathy. If left untreated, patients may develop arrhythmias, heart failure, or life-threatening thyroid storms. See “Batoclimab as a Potential Treatment for Graves’ Disease” below for further discussion.

TED, also known as Graves’ ophthalmopathy (“GO”), is an autoimmune disorder affecting the tissues around the eyes. It is a progressive and clinically variable disease that can become debilitating, disfiguring, and sight-threatening. The incidence of TED in the U.S. is estimated to be approximately 10 per 100,000. TED can be caused by IgG autoantibodies that form against the thyroid-stimulating hormone receptor (“TSHR”). These antibodies also cause Graves’ disease. Common signs of disease include proptosis (eye bulging), tearing, periorbital edema (swelling around the eyes), redness, dry eyes, eye irritation, and pain behind the eyes; in severe cases, double vision or vision loss may occur. See “Batoclimab as a Potential Treatment for Thyroid Eye Disease” below for further discussion.

Our Pipeline

Our research and development programs are organized and managed by therapeutic area and our clinical trials are addressing several target indications within these areas. The following is our current development pipeline:

The Role of FcRn in Autoimmune Disease

Many autoimmune diseases are associated with high levels of pathogenic IgG antibodies. While IgG antibodies are important in the defense against pathogens, such as viruses and bacteria, in many autoimmune diseases, IgG antibodies inappropriately develop against normal proteins found in the body, and these pathogenic antibodies direct the immune system to attack specific organs or organ systems.

IgG antibodies are continuously being removed from circulation and internalized in cellular organelles called endosomes. FcRn is the primary protein responsible for preventing the degradation of IgG antibodies and albumin, the most abundant protein found in the blood. The role of FcRn is to bind to the IgG antibodies under the more acidic conditions of the endosome and transport them to the cell surface, where the neutral pH causes them to be released back into circulation.

Inhibition of FcRn, such as through the use of an anti-FcRn antibody, has been shown to reduce levels of pathogenic IgG antibodies. Anti-FcRn antibodies, including our product candidates, bind to FcRn thereby blocking IgG antibodies from forming complexes with FcRn under the more acidic conditions of the endosome. As a result, unbound IgG antibodies are degraded in the lysosome rather than being transported by FcRn for release back into circulation. This anti-FcRn mechanism of action is depicted in the graphic below.

FcRn also mediates the recycling of albumin in a pH-dependent manner. Low serum albumin concentration is associated with increased LDL cholesterol levels, although the underlying mechanisms are not well understood. The IgG and albumin binding sites on FcRn are distinct and do not overlap. Thus, FcRn inhibitors targeting the IgG binding site on the receptor are not intended to interfere with albumin recycling, only to accelerate clearance of IgG. However, reduction in serum albumin levels has been observed in clinical trials of some FcRn antagonists, and it has been hypothesized that this is the result of the off-target effect of the anti-FcRn concomitantly decreasing serum album concentration.

In early studies of batoclimab, elevated LDL cholesterol levels were observed in some trial subjects. In a program-wide review, observed increases in LDL cholesterol in multiple studies were determined to be consistent and dose-related, appeared to be driven by reductions in albumin levels, and were reversible upon cessation of dosing. Clinical evaluation of batoclimab proceeded following extensive pharmacokinetic ("PK") and pharmacodynamic ("PD") modeling that informed dosing regimens intended to optimize reductions in total IgG levels while minimizing the impact on albumin and LDL cholesterol levels.

These observations informed the selection and characterization of IMVT-1402 as the second anti-FcRn product candidate that we identified and brought forward under our HanAll alliance. In non-clinical PK/PD studies in cynomolgus monkeys, IMVT-1402 demonstrated similarly deep IgG reduction as batoclimab and had minimal or no impact on levels of albumin and LDL cholesterol at doses well above the anticipated human effective dose. Further, x-ray crystallographic structures of FcRn complexes with each of IMVT-1402 and batoclimab corroborated that IMVT-1402 orients differently from batoclimab when bound to FcRn. These encouraging data, suggesting a potential best-in-class profile, led us to move IMVT-1402 into the clinic and prioritize it as our lead anti-FcRn asset.

IMVT-1402

Overview

IMVT-1402, our lead product candidate, is a fully human monoclonal antibody that inhibits FcRn and was part of a group of antibodies licensed from HanAll under the HanAll Agreement (as defined below). IMVT-1402 has three key product attributes that potentially differentiate it from other FcRn inhibitors. First, we observed in our Phase 1 clinical trial that IMVT-1402 had a similarly deep IgG reduction to what we observed in the Phase 1 clinical trial of batoclimab. Second, we have completed CMC and formulation work for IMVT-1402 to enable the same convenient route of administration and simple subcutaneous delivery as batoclimab. Finally, in studies to date, IMVT-1402 has demonstrated no or minimal reduction in albumin and no or minimal increase in LDL cholesterol levels.

Phase 1 Clinical Trial of IMVT-1402 in Healthy Volunteers

In the quarter ended June 30, 2023, the FDA cleared our Investigational New Drug (“IND”) application for IMVT-1402. Concurrently, we initiated a Phase 1 clinical trial in healthy adults in New Zealand after approval of the Clinical Trial Application (“CTA”) by the regulatory authority, MEDSAFE. In September 2023, we announced initial data from this Phase 1 clinical trial of IMVT-1402, a randomized, double-blind, placebo-controlled ascending dose study to assess the safety, tolerability, pharmacokinetics, and pharmacodynamics of IMVT-1402 in healthy adults.

In the single-ascending dose portion of the study, IMVT-1402 was administered subcutaneously and demonstrated a consistent reduction in IgG with potency that was similar to that of batoclimab as observed in our original Phase 1 trial of batoclimab. In the 300 mg multiple-ascending dose (“MAD”) cohort, a statistically significant reduction of 63% from baseline in mean total IgG levels was observed after four weekly 300 mg subcutaneous doses of IMVT-1402. No or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed in healthy adults administered IMVT-1402 in the single-ascending dose portion of the study; the changes in albumin and LDL cholesterol were similar to those observed with placebo administration.

In December 2023, we announced initial MAD results from the cohort of participants receiving a weekly subcutaneous dose of 600 mg IMVT-1402. After four weekly subcutaneous doses of IMVT-1402, we observed a statistically significant reduction of 74% from baseline in mean total IgG levels, similar to the 76% reduction in mean total IgG levels observed in the Phase 1 clinical trial of batoclimab after four weekly doses of 680 mg given subcutaneously. After four weekly subcutaneous doses of 600 mg IMVT-1402, no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed; the changes in albumin and LDL cholesterol were similar to those observed with placebo administration.

Across all doses evaluated, treatments with IMVT-1402 were generally well tolerated, with only mild or moderate treatment-emergent adverse events observed.

The Phase 1 trial design is presented below:

IMVT-1402 Phase 1 Clinical Trial Design

Potential Indications

Based on the strength of its potential best-in-class profile, we plan to pursue studies with IMVT-1402 in endocrinology, neurology, and other therapeutic areas, with a focus on indications representing first-in-class opportunities, classic autoantibody diseases, and diseases where IgG autoantibodies are believed to play a role. In selecting indications for development, we plan to leverage data from our batoclimab development program and also take advantage of publicly disclosed in-class competitor data, which can be used to establish proof-of-concept as well as provide insights into potentially more informative study designs.

Following a Type B meeting held with FDA in the first calendar quarter of 2024, we are on track to initiate four to five potentially registrational programs for IMVT-1402 in several therapeutic areas by March 31, 2025. Inclusive of these programs, by March 31, 2026, we plan to have initiated clinical trials of IMVT-1402 in a total of ten indications.

We expect to announce an overview of our development program for IMVT-1402 in GD in the fall of calendar year 2024, supported by additional data from the batoclimab proof-of-concept study in GD that will be disclosed at the same time. We may also consider transitioning our current development program for batoclimab in TED to IMVT-1402 based on top-line data from the current batoclimab TED program expected in the first half of calendar year 2025.

We expect to initiate a potentially registrational program for IMVT-1402 in MG, subject to the results of the current batoclimab trial expected to be available by March 31, 2025. We may transition our ongoing registrational development program in CIDP from batoclimab to IMVT-1402. Unblinded data from the batoclimab study may prove useful to inform the IMVT-1402 pivotal trial design in active CIDP also expected to be determined by March 31, 2025.

To the extent that we choose to develop IMVT-1402 as potential treatments for certain of these and other rare diseases, we plan to seek orphan drug designations in the U.S. and European countries, where available, and for which there is a medically plausible basis.

Batoclimab

Neurological Diseases

Batoclimab as a Potential Treatment for Myasthenia Gravis

MG Overview

MG is an autoimmune disorder associated with muscle weakness and fatigue. MG patients develop antibodies that lead to an immunological attack on critical signaling receptor proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. This leads to muscle weakness intensified by activity, which can be localized to ocular muscles, or which can be more generalized throughout the body including muscles of respiration. Patients with localized ocular disease suffer from more limited symptoms, including droopy eyelids and blurred or double vision due to compromised eye movements. The majority of MG patients demonstrate elevated serum levels of acetylcholine receptor (“AChR”) antibodies which disrupt signal transmission between nerve fibers and muscle fibers.

The prevalence of MG is estimated to be 18 to 36 per 100,000 people, with approximately 59,000 to 116,000 cases in the U.S. MG can occur at any age; however, the age of onset tends to follow a bimodal distribution. Early onset disease usually occurs in people between 10 to 30 years old and predominantly affects females. Later onset disease usually occurs in people over 50 years old and predominantly affects males. As with many autoimmune diseases, there are no known genetic alterations that specifically cause MG, and in most patients, it arises spontaneously. Approximately 3% of patients have a primary relative with MG, suggesting that there are genetic factors that may predispose development of the disease, but these genes have yet to be identified.

The symptoms of the disease can be transient and in the early stages of the disease, can remit spontaneously. However, as the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months or remain chronic. After 15 to 20 years, some weakness often becomes fixed, with the most severely affected muscles frequently becoming atrophic. Many patients find it difficult to perform daily activities due to both insufficient improvement in symptoms even after treatment and in some, the complicating long-term side effects of oral corticosteroids, a common treatment for MG. Approximately 15% to 20% of MG patients will experience at least one myasthenic crisis. During myasthenic crisis, the impairment of muscles required to breathe can become life-threatening, leading to death in approximately 2% to 5% of cases. Up to 90% of patients in myasthenic crisis require intubation and mechanical ventilation leading to hospital stays lasting a median of 17 days. Over half of the patients who survive such a crisis remain functionally dependent upon discharge from the hospital.

Current Treatment Paradigm

Very early-stage MG is symptomatically treated with acetylcholinesterase inhibitors such as pyridostigmine. As the disease progresses, patients are typically treated with immunosuppressive agents such as glucocorticoids, azathioprine, mycophenolate mofetil and cyclosporine. Thymectomy may be indicated for treatment in patients with evidence of a thymoma and can be considered for treatment in some younger patients who do not have evidence of thymoma. As MG becomes more advanced, patients can be treated during exacerbations with IVIg, which provides therapeutic benefit through multiple potential mechanisms including the saturation of FcRn. Physicians direct patients with more advanced chronic disease and patients in times of crisis to therapies that reduce levels of circulating IgG antibodies via plasma exchange or a variant of this plasma exchange, immunoadsorption. More recent agents approved for MG include eculizumab and ravulizumab-cwvz, two complement C5 inhibitors, the use of which are limited to patients refractory to available therapy with anti-AChR-positive MG. Efgartigimod, an anti-FcRn antibody fragment, was recently approved for the treatment of MG in adult patients who are anti-AChR antibody positive, as was rozanolixizumab, a monoclonal antibody, for the treatment of MG in adult patients who are anti-AChR or anti-muscle-specific tyrosine kinase antibody positive. We believe there is room to improve upon this current treatment paradigm for MG, as some of these treatments can leave patients with burdensome administration requirements, significant side effects or long wait times to see treatment effect.

Batoclimab Phase 3 Trial

In the quarter ended June 30, 2022, we initiated our Phase 3 pivotal trial to assess the efficacy and safety of batoclimab as an induction and maintenance therapy in adult patients with generalized MG. This trial is designed to study the potential benefits of batoclimab across three important patient needs that we do not believe are addressed by other FcRn inhibitor development programs in MG, as it will evaluate the potential benefits of high dose induction therapy, continuous long-term therapy with a simple subcutaneous injection, and multiple doses to potentially enable tailored, continuous therapy based on individual patient needs. The primary efficacy endpoint will be assessed by the change in the myasthenia gravis activities of daily living (“MG-ADL”) score in anti-AChR antibody positive participants. We expect top-line data to be available by March 31, 2025. Further potential registrational development with IMVT-1402 is expected to begin in the same timeframe, with a final decision to be made based on results from the current batoclimab trial. More details on the study design are described in the figure below.

MG Phase 3 Trial Design (N ~ 210)

QW = weekly, Q2W = once every two weeks, SC = subcutaneous injection

Batoclimab as a Potential Treatment for Chronic Inflammatory Demyelinating Polyneuropathy

CIDP Overview

CIDP is believed to be an immune-mediated neuropathy characterized by demyelination of peripheral nerves and nerve roots that is driven by pathologic, autoreactive IgG antibodies. Worldwide, the reported prevalence of CIDP ranges from 0.8 to 8.9 per 100,000 persons. The average age of onset is about 50 years, with relapsing disease course associated with younger age of patients, and men are predominantly affected in an approximately 2:1 ratio relative to women.

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

Current Treatment Paradigm

IVIg, corticosteroids, and plasma exchange (“PLEX”) are first-line therapies in the treatment of CIDP. For patients who fail to achieve objective improvement (i.e., of impairment and disability) after 3 months of treatment with a first-line agent, another agent may be tried. Alternative options include rituximab, cyclophosphamide, or cyclosporine, despite limited evidence supporting their use. Once objective improvement is achieved, the patient may be switched to maintenance treatment, the goal of which is to reduce the dose or frequency of treatment while still controlling disease. For maintenance therapy, patients may be switched from IVIg to subcutaneous immunoglobulin (“SCIg”); and immunomodulatory agents such as azathioprine, cyclosporine, or mycophenolate may be used for IVIg dose-reducing, corticosteroid-sparing or PLEX frequency-reducing effect. For long term management of clinically stable patients, therapy should be periodically reduced or stopped to assess if treatment is still required.

Despite the availability of the therapies described above, there remains significant unmet medical need. For example, although immunoglobulin therapy (IVIg, SCIg) is effective, it may be associated with significant side effects and complications such as severe headache, thromboembolism, and hemolysis. Additionally, IVIg therapy imposes a burden on patients’ time and administration at infusion centers, because at-home administration options remain limited. IVIg supply constraints have occurred and is also not available in all markets. SCIg therapy often requires frequent administration at multiple infusion sites using an external pump to deliver the requisite volume of therapy, which presents challenges to patients requiring therapy on a continuous basis.

Corticosteroid therapy, though effective, has well-known serious adverse effects (e.g., weight gain, hypertension, diabetes, and osteoporosis), especially with chronic use. PLEX requires central venous access and is not universally available. Immunomodulatory therapies are all associated with significant potential risks, including the possibility of malignancy and/or infection. For example, these include azathioprine – cytopenia; cyclosporine – hypertension, nephrotoxicity; mycophenolate – blood dyscrasias including neutropenia and red blood cell (“RBC”) aplasia; rituximab – renal toxicity; and cyclophosphamide – cardiac, pulmonary, and renal toxicity as well as bone marrow suppression and infertility. To summarize, the currently available treatments are associated with significant potential risk of adverse effects, generally impose a high burden on patient’s time and effort and may be subject to restricted availability.

Batoclimab Phase 2b Trial

In the quarter ended December 31, 2022, we initiated a pivotal Phase 2b trial to assess the efficacy and safety of batoclimab in adult patients with active CIDP. The trial was designed with the intent to support development of a potentially best-in-class chronic anti-FcRn therapy in CIDP. The primary endpoint will assess the proportion of participants who were being treated with IVIg or PLEX at baseline that remain relapse-free during the randomized withdrawal period, with relapse being measured by adjusted inflammatory cause and treatment (“INCAT”) score. To ensure the enrollment of patients with active CIDP, the trial design incorporates inclusion criteria tied to active disease and a formal adjudication committee. In addition, the trial also incorporates a washout phase during which participants must worsen by at least 1 point on the INCAT scale to remain in the trial. These design elements were incorporated into the trial based on observations of historical CIDP trials. To date, almost all patients have experienced worsening of their symptoms during the washout period in the batoclimab CIDP trial, indicating that the inclusion criteria are selecting patients with active disease. In fact, several patients have deteriorated significantly during washout and dropped out of the trial prior to receiving any batoclimab or within the first two weeks of randomization to batoclimab treatment (after only one or two doses of blinded investigational product).

To better ensure that we can optimize the level of disease activity and patient population for an IMVT-1402 clinical trial, we have decided to run the batoclimab CIDP trial approximately two quarters longer prior to unblinding period 1 of this study. We believe this will better ensure that the data from the batoclimab trial, combined with learning from the other CIDP trials, can be used to optimize the IMVT-1402 trial design in active CIDP prior to March 31, 2025.

More details on the study design are described in the figure below.

CIDP Phase 2b Trial Design

Endocrine Diseases

Batoclimab as a Potential Treatment for Graves’ Disease

GD Overview

GD is an autoimmune disease that affects the thyroid gland. Patients with GD develop autoantibodies to the thyroid-stimulating hormone receptor (“TSHR-Ab”) present on the thyroid gland, which induces increased and uncontrolled secretion of thyroid hormones (hyperthyroidism). Because thyroid hormones play an important role in controlling functions of many organs such as heart, central and peripheral nervous system, muscle, bone, and skin, the presence of excessive thyroid hormones is associated with a variety of signs and symptoms including enlarged thyroid gland (goiter), palpitations, arrhythmia, anxiety, weight loss, insomnia, osteoporosis, and pretibial myxedema. These manifestations can be mild to severe depending on the degree of thyroid hormone elevation and age. While neurogenic symptoms like anxiety and tremor are more common among younger patients, older patients tend to present with cardiovascular complications such as rapid and/or irregular heartbeat or even heart failure. The presence of TSHR-Ab is also involved in the pathogenesis of GO, also known as TED, which is more likely to occur in patients with GD who have a more severe degree of hyperthyroidism, larger goiter, history of smoking, and have been treated with radioiodine (“RAI”).

The reported incidence and prevalence of GD varies according to the methodology applied, but it is estimated that it affects approximately 2% of women and 0.2% of men globally, with an incidence of approximately 20 to 50 cases per 100,000 per year. GD is the most common cause of hyperthyroidism and occurs at all ages but especially in adults aged between 20 and 50 years and women of reproductive age.

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

The most commonly used ATDs in the U.S. are the thionamides, methimazole and propylthiouracil. While these drugs are considered generally safe, their chronic use can be associated with hepatotoxicity, pancreatitis and bone marrow toxicity. For this reason, patients need laboratory monitoring, and complete blood count and liver function tests are needed before treatment initiation. Treatment with ATD is usually administered for 12 to 18 months according to the American and European guidelines with remission rates of 50% to 55% achieved within this period. However, many patients experience a relapse after discontinuation of ATD. Younger age (<40 years), TED, smoking, large thyroid volume, TSHR-Ab, and biochemically more severe disease with high hormone levels free thyroxine and total triiodothyronine significantly increase the risk of relapse of GD. A recent study showed that GD patients with persistent stimulating TSHR-Ab levels had a 6-fold increased risk for relapse after ATD withdrawal, indicating that stimulating TSHR-Ab levels are better predictors of GD relapse after ATD withdrawal than general TSHR-Abs. Collectively, these data suggest that a treatment for GD targeting the reduction or elimination of circulating stimulating TSHR-Ab would address the underlying autoimmune pathogenesis of the disease and would restore normal thyroid function.

Batoclimab Phase 2 Trial

In the quarter ended June 30, 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany. We announced initial results from this trial in December 2023. Consistent with studies of batoclimab in other indications, subcutaneous doses of 680 mg administered in the initial cohort demonstrated potential best-in-class IgG reduction, up to 87%, with a mean IgG reduction of 81% after 12 weeks of treatment. The 340 mg IgG reductions were lower.

Similar to changes in IgG levels, deeper reductions in anti-stimulating TSHR-Abs were also observed following treatment with subcutaneous doses of 680 mg of batoclimab as compared to subcutaneous doses of 340 mg of batoclimab. In addition, across a range of clinical parameters, numerically higher responses were observed following treatment with 680 mg of batoclimab as compared to treatment with 340 mg of batoclimab. These parameters included the percentage of patients whose ATD dose was reduced and the percentage of patients whose ATD was discontinued. Batoclimab was generally well tolerated with no new safety signals observed in the initial data set. This Phase 2 clinical trial is ongoing, with additional proof-of-concept data, as well as an overview of our development program for IMVT-1402 in GD, expected to be announced in the fall of calendar year 2024.

GD Phase 2 Trial Design
A: Additional inclusion and exclusion criteria not listed

Batoclimab as a Potential Treatment for Thyroid Eye Disease

TED Overview

TED, also referred to as GO, is a sight-threatening autoimmune inflammatory disorder that affects the muscles and tissues surrounding the eyes. Initial symptoms may include a dry and gritty ocular sensation, sensitivity to light, excessive tearing, double vision, and a sensation of pressure behind the eyes. At diagnosis, many patients with TED have retraction of their upper eyelids, swelling and redness surrounding the eyes, and protrusion of their eyeballs (proptosis). In some cases, swelling and stiffness of the eye muscles prevent the eyes from working together causing double vision. Approximately 3% to 5% of TED patients have a severe manifestation of the disease, causing intense pain, inflammation, sight-threatening corneal ulcers, or optic neuropathy requiring surgical intervention. Decompression surgery to improve ocular function or rehabilitative surgery to improve quality of life is required in up to 20% of TED patients.

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

TED has an estimated annual incidence of 10 per 100,000 people in the U.S. The natural history of TED begins with an inflammatory phase lasting between six and 24 months that is characterized by lymphocyte infiltration, fibroblast proliferation and increases in adipose tissue. The first line of treatment for TED patients is generally immunosuppressive therapy, including high doses of corticosteroids. Treatment of patients with immunosuppressive therapies during this active inflammatory phase can lead to reduction in symptoms and can alter the course of the disease. However, once the initial inflammatory phase is over, immunosuppressive therapies are ineffective and levels of fibrosis that have developed as the result of acute inflammation are only reversible by surgery. We estimate that 15,000 to 20,000 patients in the U.S. have active moderate to severe TED each year and are eligible for treatment with therapy directed at the causative anti-TSHR antibodies.

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

Surgery is considered to be a treatment option in patients with a highly active disease who have been treated with corticosteroids or immunosuppressive therapy but continue to have progressive disease. The goal of surgery is to reduce the pressure causing proptosis, reduced eye movement and loss of visual acuity. Because of its invasive nature, surgery is typically reserved for inactive disease. In January 2020, the FDA approved Horizon Therapeutics’ TEPEZZA® (teprotumumab), an anti-IGF-1R antibody, for the treatment of TED. As reflected in the updated prescribing information for TEPEZZA, IGF-1R inhibition may be associated with hearing loss. We believe that patients with TED have significant remaining unmet need despite the option for surgery or for 6 months of TEPEZZA therapy.

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

Batoclimab Phase 3 Clinical Program

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. For each of two Phase 3 trials of batoclimab in TED, we expect that approximately 100 subjects will enter the trial and be randomized to either a treatment arm or placebo arm. As depicted below, subjects randomized to the treatment arm will be dosed with 680 mg of batoclimab QW for 12 weeks followed by 340 mg of batoclimab QW for 12 weeks. This batoclimab-treated group of subjects will be compared to subjects that are dosed with placebo QW for 24 weeks. This treatment period will last for 24 weeks and the primary efficacy endpoint will be measured as proptosis responders at Week 24 vs placebo where responders are defined as ≥ 2 mm reduction from baseline in proptosis in the study eye without deterioration of ≥ 2 mm increase in the fellow eye. We expect top-line results from this program to be available in the first half of calendar year 2025, along with a decision on whether to advance batoclimab to registration in TED or pursue IMVT-1402 in this indication.

TED Phase 3 Trial Design

Key Agreements

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of Roivant Sciences Ltd. (“RSL”), entered into a license agreement with HanAll (the “HanAll Agreement”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to (a) develop, import and use (i) the antibody referred to as batoclimab, (ii) certain back-up and next-generation antibodies (including IMVT-1402), and (iii) products containing such antibodies, and (b) to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”), for all human and animal uses, during the term of the agreement. With respect to these licenses, RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the Licensed Territory outside of the U.S. and E.U.; (2) an affiliate of RSG in any country in the Licensed Territory; and (3) a third party in the U.S. and E.U. only after submission of a biologics license application (“BLA”) in the U.S. or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody, and certain back-up and next-generation antibodies (including IMVT-1402), with or through a contract research organization or service provider in the Licensed Territory.

In December 2018, we obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and our wholly owned subsidiary, Immunovant Sciences GmbH, or ISG, for an aggregate purchase price of $37.8 million.

Pursuant to the HanAll Agreement, we were obligated to reimburse HanAll for half of certain specified research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million, which obligation has since expired. As of March 31, 2024 and 2023, we did not have any additional amounts payable to HanAll for research and development costs incurred and reported to us pursuant to the HanAll Agreement.
During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which was paid during the quarter ended September 30, 2023. We will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2024) upon the achievement of certain regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, our wholly owned subsidiary, ISG, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. We previously entered in a Master Services Agreement (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of our relationship with Samsung. Upon execution of the PSA, we committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, since we did not exercise an early termination right prior to its expiration in January 2024, we have an additional minimum obligation to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events. The remaining minimum purchase commitment related to this agreement was estimated to be approximately $46.2 million as of March 31, 2024.

We are a Member of the Roivant Family of Companies

We are a majority-owned subsidiary of RSL and have benefited from our ability to leverage the Roivant model and the greater Roivant platform. The period of time between our formation and operational maturation was shortened based on the support from centralized Roivant functions available since creation. Consistent with its model, Roivant has provided us with operational assistance, as well as access to an embedded team of scientific experts, physicians and technologists to help optimize clinical development and commercial strategies. In the future, we may have the ability to benefit from Roivant’s economies of scale and scope, including but not limited to the opportunity to:

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

Sales and Marketing

We do not currently have our own marketing, sales or distribution capabilities. In order to commercialize batoclimab, IMVT-1402 or any future product candidate, if approved for commercial sale, we would have to develop additional infrastructure to support product sales and marketing activities. We intend to build a small, targeted sales organization in the U.S., targeting specialist physicians that treat high numbers of patients with autoimmune conditions. We believe these physicians treat a majority of patients with the autoimmune indications that we intend to target and most often serve as the diagnosing and treating physicians for such indications. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for batoclimab, IMVT-1402 or any future product candidates inside and outside the U.S.

Manufacturing

We do not currently own or operate manufacturing facilities for the manufacturing, testing, storage, and distribution of clinical or commercial quantities of either IMVT-1402 or batoclimab. We currently rely and intend to continue to rely on contract manufacturing organizations (“CMOs”), for both drug substance and drug product, and labeling, packaging and distribution.

Currently, we contract with well-established third-party manufacturers for the manufacture of our drug substance and our drug product. See Product Service Agreement and Master Services Agreement above for a description of the agreements pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. With respect to IMVT-1402, we have established arrangements with CMOs to supply drug substance and drug product to support our current and planned clinical trial programs. We expect to enter into commercial supply arrangements prior to any potential approval of IMVT-1402.

As our clinical needs and commercial plans continue to evolve, we may engage additional third-party manufacturers to support any pivotal clinical trials for our product candidates as well as commercialization of our product candidates, if approved. In addition, we have personnel with substantial technical and product development experience who actively manage the CMOs producing our product candidates and plan to use such personnel to manage CMOs for any other product candidates or products that we may develop in the future.

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

Competition

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents which are in the same class as IMVT-1402 or batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In June 2023, the FDA approved VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of generalized myasthenia gravis (“gMG”) in adults who test positive for the AChR antibody. Previously, the FDA approved VYVGART (efgartigimod alfa-fcab) in the same patient population in December 2021. In June 2023, the FDA also approved RYSTIGGO® (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase antibody positive. In February 2024, Johnson & Johnson reported positive top-line results for nipocalimab from a Phase 3 pivotal study in gMG. Also in February 2024, argenx announced that the FDA had accepted for priority review a supplemental BLA for VYVGART Hytrulo for the treatment of CIDP, with a PDUFA date of June 21, 2024. Viridian Therapeutics is developing a portfolio of engineered FcRn inhibitors, including VRDN-006 and VRDN-008, that are currently in preclinical development and have the potential to treat a broad array of autoimmune diseases.

IMVT-1402 and batoclimab, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS® (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include ULTOMIRIS® (ravulizumab-cwvz), which was approved in April 2022, and ZILBRYSQ® (zilucoplan), approved in October 2023. Inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, is currently in Phase 3 development.

For patients with TED, the first line of treatment is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. In January 2020, the FDA approved Horizon Therapeutics’ TEPEZZA® (teprotumumab), an anti-insulin like growth factor 1 receptor (“IGF-1R”) antibody, for the treatment of TED. Viridian Therapeutics is also developing antibodies targeting IGF-1R for TED.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for IMVT-1402, batoclimab, and any of our future product candidates, their use in the planned indications, discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

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

Following our assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG is the exclusive licensee of certain patents, patent applications and know-how directed to batoclimab, IMVT-1402, and certain back-up and next-generation antibodies, and products containing such antibodies, in the Licensed Territory. As of May 22, 2024, the in-licensed patent portfolio includes a patent family covering batoclimab with pending patent applications and/or issued patent(s) in the U.S., Argentina, Brazil, Canada, Colombia, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family was filed in 2015 and discloses anti-FcRn antibodies, including batoclimab, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to batoclimab as defined by its CDRs and epitope or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to batoclimab as defined by its CDRs or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. A further patent was issued in the U.S. on March 28, 2023 with claims to an isolated anti-FcRn antibody other than batoclimab or an antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. A European patent in this family was issued on May 10, 2023 with claims directed to batoclimab as defined by its heavy and light chain variable sequences. There are also issued patents in this family in Brazil, Canada, Israel, Mexico, and Saudi Arabia. In this family, applications are pending in Argentina, Mexico, the U.S. and in Europe. The patents of this patent family may expire in 2035, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

In addition, the in-licensed patent portfolio includes another patent family that discloses a pharmaceutical formulation for an anti-FcRn antibody. This patent family includes pending applications in the U.S., and in Europe, Israel, Canada, Brazil, Mexico and Argentina, and any patent issued in this patent family may expire in 2041, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Additionally, as of May 22, 2024, independent of the licensed patent portfolio, ISG owns patent families directed to methods of treating thyroid eye disease (Graves’ ophthalmopathy) and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2039 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG jointly owns rights with HanAll to a patent family covering IMVT-1402 and its uses to treat autoimmune disease. A Patent Cooperation Treaty (“PCT”) application is pending in this family. Notably, in this patent family, a U.S. patent was issued on March 12, 2024, with claims directed to IMVT-1402 as defined by its CDRs, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, and methods of treating an autoimmune disease using such antibody or antigen-binding fragment thereof. The patents of this patent family may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG also owns PCT applications directed to methods of treating Graves’ Disease and methods of treating Chronic Inflammatory Demyelinating Polyneuropathy using anti-FcRn antibodies including IMVT-1402 and batoclimab. Any patent issued from these patent families may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG also owns a PCT application directed to high concentration protein formulations with polysorbate excipients and methods of making the same. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG also owns a U.S. provisional application directed to methods of improving anti-FcRn therapies, which describes specific dosing regimens for IMVT-1402. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date (or the PCT filing date if such U.S. application is a national phase application), as the term of a patent granted on a utility patent application filed after June 8, 1995 expires 20 years after the non-provisional U.S. filing date (or any earlier filing date relied upon under 35 U.S.C. 120, 121, or 365(c)), with the timely payment of maintenance fees. In certain instances, the patent term may be adjusted to add additional days to compensate for certain delays incurred by the U.S. Patent and Trademark Office (“USPTO”) in the examination process. Additionally, the patent and/or the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the patent extension granted for FDA regulatory review is only applied to a single patent that covers either the product candidate or a method of using or manufacturing the same which has not expired at the time of FDA approval. Additionally, the period of time the patent is extended may not exceed five years, and the total patent term, including the period of time the patent is extended, must not exceed 14 years following FDA approval. The duration of foreign patents varies in accordance with provisions of applicable local law, but typically is also 20 years from the earliest effective non-provisional filing date. The protection afforded by a patent with respect to a particular product varies on a product-by-product basis, from country to country, and depends upon many factors, including the type of patent, its coverage, the availability of regulatory-related extensions, the availability of legal remedies in the particular country and the validity and enforceability of the patent under the local laws.

ISG owns a registered trademark for IMMUNOVANT and a registered trademark for its corporate logo in conjunction with IMMUNOVANT. As of May 22, 2024, this trademark portfolio includes pending trademark applications and/or registered trademarks in the U.S. and/or foreign jurisdictions. Under the HanAll Agreement, we have the right to market IMVT-1402 and batoclimab in the Licensed Territory under the trademarks of our choice, subject to regulatory approval. However, upon termination of the HanAll Agreement, we must assign to HanAll all rights, title and interest in and to any and all trademarks we use in the development, manufacture or commercialization of the licensed products.

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

•approval by an institutional review board (“IRB”) or positive ethics committee opinion for each clinical site before the trial is commenced;

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

European Union Drug Approval Process

In the E.U., medicinal products can only be commercialized after a related marketing authorization (“MA”), has been granted. A company may submit a marketing authorization application (“MAA”) either on the basis of the centralized, or decentralized procedure or mutual recognition procedure.

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

Our product candidates designed to be delivered to patients by dedicated medical devices may be subject to E.U. requirements applicable to combination products. In the E.U., products that are a combination of a medicinal product and a medical device are regulated as either a medicinal product or a medical device, depending on which component has the primary mode of action.

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K.’s withdrawal from the E.U. on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the U.K. and the E.U. The Medicines and Healthcare products Regulatory Agency, or MHRA, is now the U.K.’s standalone regulator for medicinal products and medical devices. Great Britain (England, Scotland and Wales) is now a third country to the E.U. Northern Ireland will, with regard to E.U. regulations, continue to follow the E.U. regulatory rules for now.

The U.K. regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into U.K. national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the U.K. legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The U.K. Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation. These resulting legislative amendments will determine how closely the U.K. regulations will align with the CTR. In October 2023, the MHRA announced a new Notification Scheme for clinical trials which enables a more streamlined and risk-proportionate approach to initial clinical trial applications for Phase 4 and low-risk Phase 3 clinical trial applications.

Marketing authorizations in the U.K. are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the E.U. centralized procedure marketing authorization can no longer be established in the U.K. As a result, since this date, companies established in the U.K. cannot use the E.U. centralized procedure and instead must follow one of the U.K. national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the U.K. All existing E.U. marketing authorizations for centrally authorized products were automatically converted or grandfathered into U.K. marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland currently remains within the scope of E.U. authorizations in relation to centrally authorized medicinal products. Accordingly, until the Windsor Framework is implemented in Northern Ireland on January 1, 2025, products falling within the scope of the E.U. centralized procedure can only be authorized through U.K. national authorization procedures in Great Britain.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the E.U., but have been tailored for the market. This includes the criterion that prevalence of the condition in Great Britain, rather than the E.U., must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in Great Britain.

The MHRA offers new assessment procedures for marketing authorization applications for medicinal products. The procedures may lead to a marketing authorization in Great Britain (England, Scotland, and Wales), the U.K., or Northern Ireland, depending on the procedure which is undertaken. The new marketing authorization application assessment procedures include:

•    The European Commission Decision Reliance Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure, or IRP, when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. Reference Regulators include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures, are considered to be authorizations for the purposes of the IRP;

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

In the E.U., clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”), which entered into application on January 31, 2022 repealing and replacing the former Clinical Trials Directive 2001/20 (“CTD”).

The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all E.U. Member States, introduces a streamlined application procedure through a single-entry point, the “E.U. portal”, the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across E.U. Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned E.U. Member State. Individual E.U. Member States retain the power to authorize the conduct of clinical trials on their territory.

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

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

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any Supplementary Protection Certificate (“SPC”) can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Under the Best Pharmaceuticals for Children Act (“BPCA”), a drug or biologic product can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study or studies in accordance with an FDA-issued “Written Request” for such a study or studies within a defined timeframe.

In the E.U., Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the marketing authorization is obtained in all E.U. Member States and study results are included in the product information, even when negative, the product is eligible for a six-month extension to the SPC, if any is in effect at the time of authorization or, in the case of orphan medicinal products, a two-year extension of orphan market exclusivity. For other countries outside of the E.U., such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

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

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency involving our product candidates or anti-FcRn product candidates developed by others, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

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

In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information. If we were to enter into a “business associate” relationship with a “covered entity” (“covered entities” being group health plans, certain healthcare providers, and “healthcare clearing houses”) or other “business associates”, or otherwise act as a covered entity under HIPAA, we would be subject to the data privacy, security and security breach notification provisions of HIPAA, as amended by HITECH. Those regulations authorize the imposition of civil and criminal penalties, damages, injunctions, attorneys’ fees and costs. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

Privacy, Data Protection and Information Security

Because our business involves the collection, use, storage, and transmission of personal information, we are subject to numerous federal, state, local and foreign laws, regulations, and other obligations relating to privacy, data protection, and information security. Such laws include (or may include) Section 5(a) of the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the California Online Privacy Protection Act, the European Union’s General Data Protection Regulation 2016/679 (“E.U. GDPR”), the E.U. GDPR as it forms part of U.K. law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“U.K. GDPR”), and the European Union’s ePrivacy Directive. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy, data protection, and information security, and we may become subject to them as we expand our operations into new geographic markets.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. The Affordable Care Act, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; required manufacturers to participate in a coverage gap discount program, under which they must agree to offer point-of-sale discounts (increased to 70 percent, effective as of January 1, 2019) off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs, implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been legal and political challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. On February 10, 2021, the Biden administration withdrew the federal government’s support for overturning the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. On August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there may be other efforts to challenge, repeal or replace the Affordable Care Act. It is unclear how any future challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is also unclear.

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

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. In July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, HHS released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue as well as potential administrative actions HHS can take to advance these principles. Further, the IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source drugs and biologics covered under Medicare and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions take effect progressively starting in fiscal year 2023. On August 29, 2023, HHS announced the list of the first ten drugs that will be subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. It is unclear how the IRA will be implemented but is likely to have a significant impact on the pharmaceutical industry. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Employees

As of March 31, 2024, we had 207 full-time permanent employees, primarily in the U.S. Of these employees, approximately 59% have advanced degrees including but not limited to Ph.D., M.D., and M.B.A., and approximately 82% were engaged in research and development activities. More than half of our workforce, as well as our senior management team, is comprised of women. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not had any work stoppages. We believe our relationship with our employees is good.

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

Risks Related to Development, Regulatory Approval and Commercialization

Our business is currently dependent on the successful and timely development, regulatory approval and commercialization of our product candidates.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of IMVT-1402. Our business currently depends on the successful completion of our clinical trials for and subsequent regulatory approval and commercialization of our product candidates, which is uncertain. Delays or failures in the clinical trials for our product candidates, for example due to the voluntary pause of our batoclimab clinical trials announced in February 2021 and resulting inconclusive study results, have and could in the future significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, packaging, approval, sale, marketing, distribution, import, export, adverse event reporting, storage, advertising, promotion, and recordkeeping of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries which may vary from one country to another. We are not permitted to market our product candidates in the U.S. until we receive approval of a biologics license application (“BLA”) or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidates. We have not submitted a BLA for any product candidate to the FDA or any comparable application to any other foreign regulatory authority. Obtaining approval of a BLA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval for many reasons, including:

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
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including the design of our clinical trials;
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

In addition, if our product candidates encounter safety or efficacy problems, such as the observed lipid findings from our clinical trials of batoclimab, developmental delays, regulatory issues, supply issues, or other problems in one of our target indications, our development plans for our product candidates could be significantly harmed in other indications, which would have a material adverse effect on our business. Further, problems encountered by competitors who are developing product candidates in the autoimmune disease field, including IgG-mediated autoimmune indications, or that target the same indications or use the same mechanism of action as our product candidates could suggest problems with our product candidates that would potentially harm our business. Accordingly, we cannot assure you that any of our product candidates will be successfully developed or commercialized.

Our product candidates, or anti-FcRn product candidates or products developed by others, may cause adverse events or undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

Adverse events (“AEs”) or undesirable side effects caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other competent regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics. In addition, AEs or undesirable side effects caused by related product candidates or anti-FcRn product candidates or products developed by others could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other competent regulatory authorities. Results of our clinical trials could reveal a high and unacceptable severity and prevalence of side effects, toxicities or unexpected characteristics.

If unacceptable AEs or side effects arise in the development of our or others’ anti-FcRn product candidates, we, other reviewing entities, clinical trial sites or regulatory authorities could suspend, vary or terminate our clinical trials or the regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. If an unacceptable frequency or severity of AEs or new safety signals are reported in our or others’ anti-FcRn clinical trials or from post-marketing safety surveillance of approved anti-FcRn products, our ability to obtain regulatory approval may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidates or those from other companies targeting similar autoimmune indications or using the same mechanism of action could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete our clinical trials, eventual labeling and risk management, or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff.

For example, AEs associated with batoclimab in our clinical trials previously caused us to pause dosing in our clinical trials of batoclimab. The most commonly reported AE in our Phase 1 clinical trial was mild erythema and swelling at the injection site, which typically resolved within hours. We voluntarily paused dosing in our early phase clinical studies of batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory authorities, we continued our clinical development of batoclimab. While we do not expect that increases in LDL over a short-term treatment duration would pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab at higher doses will need to incorporate any potential unfavorable effects on lipid profiles. In addition, protocols that contain long-term treatment durations include frequent monitoring of plasma lipids and guidelines for the management of any observed lipid abnormalities. These occurrences have harmed, and any reoccurrences may continue to harm, our business, financial condition and prospects.

Furthermore, it is possible we will not be able to agree upon sufficient risk mitigation with all regulatory authorities and that our development of our product candidates will not continue in certain countries or for certain indications. Even if we are able to continue clinical development of our product candidates with such risk mitigations, any future approval and marketing would suffer from the risks of potential AEs or side effects and potential impact of mitigating measures, including, among others, limited indication, monitoring, a boxed warning, a REMS or similar strategy imposed by foreign regulatory authorities, potential additional safety studies and other adverse labeling.

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

Our product candidates are still in clinical development and will require extensive clinical testing before we are prepared to submit a BLA or other similar application for regulatory approval. For example, we are initiating four to five potentially registrational programs for IMVT-1402 over the course of our fiscal year ending March 31, 2025, and we plan to initiate trials of IMVT-1402 in ten indications (inclusive of the four to five programs initiated in fiscal 2025) by March 31, 2026. We cannot provide any assurance that we will submit a BLA for regulatory approval for our product candidates within our projected timeframes or whether any such application will be accepted for review or ultimately approved by the relevant regulatory authorities. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA or other foreign regulatory authorities may not agree with our proposed analysis plans or trial design for any clinical trials for our product candidates; during any such review, may identify unexpected efficacy or safety concerns, which may delay the approval of a BLA or similar foreign marketing authorization application. The FDA or a foreign regulatory authority may also find that the benefits of our product candidates in any of our target indications do not outweigh their risks, including in the case of batoclimab, the risks associated with elevated lipid levels and lower albumin levels, in a manner sufficient to grant regulatory approval. The clinical trial process is also time-consuming and costly and is dependent upon collaboration with many CROs and clinical trial sites.

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
•continuation of previously identified safety issues;
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

In addition, the FDA’s, the competent authorities of the E.U. Member States’, the EMA’s, the European Commission’s and other comparable regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the E.U. recently evolved. The E.U. Clinical Trials Regulation (“CTR”), which was adopted in April 2014 and repeals the E.U. Clinical Trials Directive, became applicable on January 31, 2022. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each E.U. Member State, leading to a single decision for each E.U. Member State. The assessment procedure for the authorization of CTAs has been harmonized as well, including a joint assessment of some elements by all E.U. Member States concerned, and a separate assessment by each E.U. Member State with respect to specific requirements related to its own territory, including ethics rules. Each E.U. Member State’s decision is communicated to the sponsor via the centralized E.U. portal. Once the clinical trial is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials that were approved on the basis of the Clinical Trials Directive before January 31, 2023, the Directive will continue to apply on a transitional basis until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our development plans.

In light of the entry into application of the CTR on January 31, 2022, we are transitioning clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR is required for clinical trials which will have at least one site active in the E.U. on January 30, 2025. A transitioning application must be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This activity requires financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may be impacted.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control.

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials evaluating batoclimab for MG, TED, CIDP and GD due to existing alternative treatments available, including teprotumumab for the treatment of TED, IVIg, plasma exchange and steroids for CIDP and anti-thyroid drugs for GD, or patients may decline to enroll or decide to withdraw from our clinical trials due to protocol-required washout periods or the risk of receiving placebo. Similar difficulties may occur in our development programs for IMVT-1402.

Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Our product candidates are focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts for batoclimab on the treatment of MG, TED, CIDP and GD with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, and could be faced with limited patient pools if we pursue these and certain other indications for IMVT-1402.

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, we previously voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. These results may make it more difficult to recruit and retain patients for clinical trials in the future, including our ongoing trials of batoclimab in MG, TED, CIDP and GD. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

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

The results of our nonclinical studies and clinical trials may not support our proposed claims for our product candidates, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

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

Our product candidates are novel therapeutic antibodies and their potential therapeutic benefits are unproven. While IMVT-1402 has demonstrated in a Phase 1 healthy volunteer study clinically meaningful reductions in IgG with a clean safety profile, and batoclimab has shown meaningful reductions in IgG antibody levels in clinical trials conducted to date, IMVT-1402 and/or batoclimab may not demonstrate in patients any or all of the pharmacologic or clinical benefits we believe they may possess. We have not yet succeeded and may never succeed in demonstrating efficacy and safety for our product candidates in large-scale, pivotal clinical trials or in obtaining marketing approval thereafter for any indication. Results from our early-stage clinical trials are not necessarily predictive of the results of our current or planned clinical trials. If results from early clinical trials cannot be replicated, or if the increase in total cholesterol and LDL levels or total albumin reductions observed in our Phase 2 clinical trial of batoclimab cannot be managed, we may be unable to successfully develop, obtain regulatory approval for and commercialize batoclimab for the treatment of any of the indications for which it is being evaluated or any other autoimmune indication. If we are unsuccessful in our development efforts, we may not be able to advance the development of or commercialize our product candidates, raise capital, expand our business or continue our operations.

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

The time required to obtain approval of a BLA by the FDA or similar approval from comparable regulatory authorities outside of the U.S. is unpredictable but typically takes many years following the commencement of clinical trials and depends upon numerous factors, including the discretion of the regulatory authority. Prior to submitting a BLA to the FDA or any comparable application to any other foreign regulatory authorities for approval of any product candidate, we will need to complete Phase 3 or other registrational clinical trials to adequately demonstrate favorable results with respect to safety, tolerability and efficacy. In addition, approval policies, regulations, or the type and amount of clinical data necessary to obtain approval may change during the course of a product candidate’s clinical development and may vary among jurisdictions.

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

Our product candidates are antibody proteins that could cause an immune response in patients, resulting in the creation of harmful or neutralizing antibodies against these therapeutic proteins, preventing or limiting regulatory approval or our ability to commercialize our product candidates.

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

We have in-licensed the rights to IMVT-1402 and batoclimab in limited territories. Any adverse developments that occur during any clinical trials or manufacturing conducted by third parties, including HanAll, in other jurisdictions may affect our ability to obtain regulatory approval or commercialize our product candidates.

We have in-licensed the right to develop, manufacture and commercialize anti-FcRn antibodies (including IMVT-1402 and batoclimab) in the Licensed Territory. HanAll or any of its sublicensees or collaborators, over which we have no control, has the right to develop, manufacture and commercialize these product candidates in geographies outside of our Licensed Territory. If an impact to the characterization of the safety profile occurs in studies conducted by HanAll or third parties in other jurisdictions outside of our Licensed Territory, the FDA or other foreign regulatory authorities may delay, limit or deny approval of these product candidates or require us to conduct additional clinical trials as a condition to marketing approval, which would increase our costs and time to market. If we receive FDA or foreign regulatory authority approval for any of our product candidates and a new or serious safety issue is identified in connection with clinical trials conducted by third parties in other jurisdictions outside of our Licensed Territory, the FDA or foreign regulatory authority may withdraw or vary their approval or restrict our ability to market and sell our products or may require additional testing or evaluation. In addition, treating physicians may be less willing to administer our product candidates due to concerns over such AEs, which would limit our ability to successfully commercialize these product candidates. In addition, issues may arise in connection with the manufacturing process for our product candidates utilized by HanAll or any of its other licensees or collaborators, which could affect our ability to obtain regulatory approval for or commercialize these product candidates.

We face significant competition from other biotechnology and pharmaceutical companies targeting autoimmune disease indications. Our operating results will suffer if we fail to compete effectively.

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including MG, CIDP and TED. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for certain indications we are pursuing and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product candidates, if approved, provide an attractive alternative to existing standard of care and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents in the same class as IMVT-1402 and batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In June 2023, the FDA approved VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of generalized myasthenia gravis (“gMG”) in adults who test positive for the AChR antibody. Previously, the FDA approved VYVGART (efgartigimod alfa-fcab) in the same patient population in December 2021. In June 2023, the FDA also approved RYSTIGGO® (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase antibody positive. In February 2024, Johnson & Johnson reported positive top-line results for nipocalimab from a Phase 3 pivotal study in gMG. Also in February 2024, argenx announced that the FDA had accepted for priority review a supplemental BLA for VYVGART Hytrulo for the treatment of CIDP, with a PDUFA date of June 21, 2024.Viridian Therapeutics is developing a portfolio of engineered FcRn inhibitors, including VRDN-006 and VRDN-008, that are currently in preclinical development and have the potential to treat a broad array of autoimmune diseases.

Our product candidates, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS® (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include ULTOMIRIS® (ravulizumab-cwvz), which was approved in April 2022, and ZILBRYSQ® (zilucoplan), approved in October 2023. Inebilizumab (Horizon Therapeutics), a CD19-targeted humanized monoclonal antibody, is currently in Phase 3 development.

For patients with TED, the first line of treatment is generally immunosuppressive therapy, including high doses of corticosteroids. Other broad immunosuppressive drugs, such as cyclosporine, cyclophosphamide, mycophenolate mofetil and azathioprine, are used when patients do not respond adequately to corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, may also be used as a treatment for TED and other IgG-mediated autoimmune diseases. Johnson & Johnson is developing its hypersialylated IVIg, M254, in a variety of autoimmune indications. In January 2020, the FDA approved Horizon Therapeutics’ TEPEZZA® (teprotumumab), an anti-insulin like growth factor 1 receptor (“IGF-1R”) antibody, for the treatment of TED. Viridian Therapeutics is also developing antibodies targeting IGF-1R for TED.

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
•demonstrate through our clinical trials that batoclimab, IMVT-1402, or any future product candidate is differentiated from existing and future therapies;
•attract qualified scientific, product development, manufacturing and commercial personnel;
•obtain patent or other proprietary protection for batoclimab, IMVT-1402, or any future product candidates;
•obtain required regulatory approvals, including approvals to market batoclimab, IMVT-1402, or any future product candidate we develop, in ways that are differentiated from existing and future products and treatments;
•have commercial quantities of any approved product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•successfully commercialize batoclimab, IMVT-1402, or any future product candidate, if approved;
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

Additional time may be required to obtain marketing authorizations for pre-filled syringe or autoinjector presentations of batoclimab or IMVT-1402 because it would be subject to regulation as a combination product.

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

Quality management plays an essential role in contract manufacturing of drugs or drug products, conducting clinical trials, preventing defects, improving our product candidates and assuring the safety and efficacy of our product candidates. Our goal is to maintain a robust quality management program, which includes the following broad pillars of quality:

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

We currently and expect to continue to engage in contract manufacturing, conduct clinical trials, and perform laboratory research activities outside the U.S., including in Asia. Any disruption in production or inability of our manufacturers in Asia to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. In particular, trade tensions and conflict between the United States and China remain high, and could result in changes to the laws, rules, regulations, and policies of the governments of the United States or China that impact the ability of U.S. biotechnology companies to partner with entities in China. We also conduct certain laboratory research, and expect to have clinical trial sites, in Asia. We are, thus, exposed to the possibility of product supply disruption, clinical trial delays, and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.

Even if we obtain regulatory approval for a product candidate, we will still face extensive ongoing quality and regulatory compliance requirements and our product may face future development and quality or regulatory compliance difficulties.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for the manufacturing processes, labeling, packaging, distribution, AE reporting, storage, recordkeeping, conduct of potential post-market studies and post-market commitment and requirements, export, import and advertising and promotional activities for such product, among other things, by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current good manufacturing practice (“cGMP”) requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to conditions of approval. In addition, the FDA or other foreign regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning be included in the product labeling or a REMS program be established, which could limit sales of the product. Regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling. Although the FDA and other foreign regulatory authorities do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications regarding off-label use, and if we do not market our products for their approved indications, we may be subject to enforcement action for off-label marketing. Violations of the Federal Food, Drug, and Cosmetic Act in the U.S. and other comparable regulations in foreign jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, U.S. Department of Justice, State Attorneys General and other foreign regulatory authorities alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in foreign jurisdictions.

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

The FDA and other foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of batoclimab, IMVT-1402, or any future product candidate. For example, on April 26, 2023, the European Commission adopted a proposal for a new Directive and Regulation to revise the existing pharmaceutical legislation. If adopted in the form proposed, a number of changes to the regulatory framework governing medicinal products in the European Economic Area (“EEA”) may occur. These include a possible decrease in data and market exclusivity for our product candidates in the EEA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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

Even if we receive marketing approval for any product candidate, it may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

Even if we receive marketing approval for a product candidate, it may nonetheless fail to gain sufficient market acceptance by physicians, patients, third-party payors and others in the medical community. If it does not achieve an adequate level of acceptance, we may not generate significant product revenue or become profitable. The degree of market acceptance of any product candidate, if approved for commercial sale, will depend on a number of factors, including but not limited to:

•the safety, efficacy, risk-benefit profile and potential advantages compared to alternative, competing or existing treatments, which physicians may perceive to be adequately effective for some or all patients;
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

Market acceptance of new products for the treatment of the indications we pursue with our product candidates, including MG, CIDP, GD and TED, may also be affected by the perception that existing available treatments are sufficient to treat the majority of these patients. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions and shown clinical benefit by meeting their efficacy endpoints in completed clinical trials to date. In addition, the potential patient population for certain of the autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

We cannot assure you that batoclimab, IMVT-1402, or any future product candidate, if approved, will achieve broad market acceptance among physicians, patients and third-party payors. The failure of any such product candidate that receives regulatory approval or clearance to achieve market acceptance or commercial success would adversely affect our business and results of operations.

We may expend our limited resources to pursue particular indications and fail to capitalize on indications that may be more profitable or for which there is a greater likelihood of success.

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

We expect to build a focused sales, distribution and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, develop an appropriate compliance function, provide adequate training to sales and marketing personnel and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. If the commercial launch of our first product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel.

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

We have been granted orphan drug designation for batoclimab for the treatment of MG, and may seek orphan drug designations for IMVT-1402 or other product candidates we develop, but we may be unable to obtain such further designation or to maintain the benefits associated with orphan drug status even if that designation is granted.

As part of our business strategy, we have in the past and may in the future seek orphan drug designations for any product candidates we develop, and we may be unsuccessful. In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, we received orphan drug designation from the European Commission for batoclimab for the treatment of MG. We plan to seek orphan drug designation from the FDA our product candidates where there is a medically plausible basis for their use, as well as with respect to other product candidates we may develop. We may also seek orphan drug designations for our product candidates for the treatment of other indications in European countries, where available.

Although we intend to seek additional orphan drug designations for our product candidates where available from the FDA, the European Commission and other regulatory authorities, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain additional orphan drug designation for batoclimab or IMVT-1402 from any regulatory authority, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in European countries, it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or applicable regulatory authority later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or foreign regulatory authority review and approval process.

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
•the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners), and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members;
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

There have been executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on June 17, 2021, the U.S. Supreme Court dismissed a challenge on procedural grounds that argued the Affordable Care Act is unconstitutional in its entirety because the “individual mandate” was repealed by Congress. Further, prior to the U.S. Supreme Court ruling, on January 28, 2021, President Biden issued an executive order that initiated a special enrollment period for purposes of obtaining health insurance coverage through the Affordable Care Act marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the Affordable Care Act. Additionally, on March 11, 2021, President Biden signed the American Rescue Plan Act of 2021 into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, beginning January 1, 2024. Further, on August 16, 2022, President Biden signed the Inflation Reduction Act of 2022 (“IRA”) into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the Biden administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $259.3 million and $211.0 million for the fiscal years ended March 31, 2024 and 2023, respectively. As of March 31, 2024, we had an accumulated deficit of $825.7 million.

We expect to continue to incur substantial and increasing losses through the commercialization of batoclimab,IMVT-1402, or any future product candidate, if approved, and we currently have no products that are approved for commercial sale. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for such product candidate and manufacture and successfully commercialize such product candidate alone or in collaboration with others. We cannot assure you that we will be able to achieve or maintain profitability even if we successfully commercialize batoclimab, IMVT-1402, or any future product candidate. If we do successfully obtain regulatory approval to market a product candidate, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we obtain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates, the reimbursement environment for our product candidates and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities for batoclimab, IMVT-1402, or any future product candidate is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such product candidate, even if approved. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations.

We expect our research and development expenses in connection with our development programs for our product candidates to continue to be significant. For example, we expect our research and development expenses to significantly increase as we seek to execute our plan to initiate four to five potentially registrational programs for IMVT-1402 by March 31, 2025 and initiate trials of IMVT-1402 in ten indications (inclusive of the four to five programs initiated in fiscal 2025) by March 31, 2026. In addition, if we obtain regulatory approval for batoclimab or IMVT-1402, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had and will continue to have an adverse effect on our results of operations, financial position and working capital.

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

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for our product candidates we develop. We have never been profitable, have no products approved for commercial sale and have not generated any product revenue.

Even if we receive regulatory approval for batoclimab, IMVT-1402, or any future product candidate, we do not know when or if we will generate product revenue.

Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

•successfully complete clinical trials and obtain regulatory approval for the marketing of batoclimab, IMVT-1402, or any future product candidate in the U.S. and in other jurisdictions;
•add operational, financial and management information systems personnel, including personnel to support our clinical, manufacturing and planned future commercialization efforts;
•initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of batoclimab, IMVT-1402, or any future product candidate manufactured at acceptable cost and quality levels and in compliance with FDA and other foreign regulatory requirements;
•attract and retain experienced management and advisory teams;
•raise additional funds when needed and on terms acceptable to us;
•commercially launch batoclimab, IMVT-1402, or any future product candidate, if approved, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;
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

Because of the numerous risks and uncertainties associated with product development, including delays in subject enrollment or interruptions in clinical trial supplies or investigational product, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if batoclimab, IMVT-1402, or any future product candidate is approved for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and you may lose some or all of your investment.

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

We will require additional capital to fund our operations. If we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our product candidates. For example, we will require substantial capital to execute our plan to initiate four to five potentially registrational programs for IMVT-1402 by March 31, 2025 and initiate trials of IMVT-1402 in ten indications (inclusive of the four to five programs initiated in fiscal 2025) by March 31, 2026. Our expenditures may also include costs associated with the HanAll Agreement, including payments in connection with the achievement of certain regulatory milestones prior to generating any product sales, significant further payments upon the achievement of certain sales milestones and tiered royalty payments in connection with the commercial sale of batoclimab or IMVT-1402, if approved.

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation, heightened interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•the timing, progress, costs and results of our clinical trials for our product candidates;
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
•the cost of establishing sales, marketing and distribution capabilities for batoclimab, IMVT-1402, or any future product candidate in regions where we choose to commercialize such product candidate, if approved, on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

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

We rely on the HanAll Agreement to provide us rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development and commercialization of IMVT-1402 and batoclimab.

We have licensed our core intellectual property relating to IMVT-1402 and batoclimab from HanAll under the HanAll Agreement. If, for any reason, the HanAll Agreement is terminated or we otherwise lose those rights, it would adversely affect our business. The HanAll Agreement imposes on us obligations relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we breach any material obligations or use the intellectual property licensed to us in an unauthorized manner, under the HanAll Agreement, we may be required to pay damages to our collaborators and they may have the right to terminate the applicable licenses, which would result in us being unable to develop, manufacture and sell batoclimab, if approved.

The HanAll Agreement obligates us to make milestone payments, some of which may be triggered prior to our potential commercialization of batoclimab or IMVT-1402.

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2024), certain of which will occur prior to commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management and commercial, scientific and clinical personnel due to the intense competition for qualified personnel among biotechnology, pharmaceutical and other businesses. If we are not able to attract and retain necessary personnel to accomplish our business objectives, including our plan to initiate clinical trials of IMVT-1402 in ten indications by March 31, 2026, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategies.

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

We may have difficulties identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on our management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors, including training additional qualified personnel. For example, our development plans for IMVT-1402 call for four to five potentially registrational programs to be initiated by March 31, 2025 and trials in a total of ten indications started by March 31, 2026. Our management may need to divert a disproportionate amount of its attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of our operations across our entities, which may result in weaknesses in our infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our expected growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of batoclimab, IMVT-1402 and any future product candidate. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate or grow revenue could be reduced and we may not be able to implement our business strategy. Our future financial performance and our ability to commercialize batoclimab, IMVT-1402 or any future product candidate and compete effectively will partly depend on our ability to effectively manage any future growth.

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
•delays or interruptions in the supply of clinical trial materials resulting from any events affecting raw material supply or manufacturing capabilities abroad;
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

We are subject to stringent and changing privacy, data protection, and information security laws, contractual obligations, self-regulatory schemes, government regulation and standards related to data privacy and security. The actual or perceived failure by us, our CROs or vendors to comply with such obligations could result in harm to our reputation, regulatory investigations or actions, significant fines and liability, disruption of our clinical trials or other material adverse effects to our business.

We collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad (“Process” or “Processing”) necessary to operate our business and for legal, marketing and other business-related purposes.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous U.S. states—including California, Virginia, Colorado, Connecticut, and Utah—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to conduct our clinical trials and commercialize our product candidates, if approved. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), applies to personal data of consumers, business representatives, and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,500 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. These developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties upon whom we rely.

We also expect that there will continue to be new or amended laws, regulations, and industry standards concerning privacy, data protection, and information security proposed and enacted in various foreign jurisdictions. For example, under the European Union’s General Data Protection Regulation (“E.U. GDPR”) and the United Kingdom’s GDPR (“U.K. GDPR”), companies can face private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests; temporary or definitive bans on data processing and other corrective actions; and fines of up to 20 million Euros under the E.U. GDPR, 17.5 million pounds sterling under the U.K. GDPR, or 4% of their worldwide annual revenue, whichever is greater. Our or our CROs’, or other third party vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to conduct clinical trials in the EEA and/or the U.K. (as applicable) or commercialize our product candidates, if approved. We may also be obligated to assist our clinical trial sites, CROs and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our clinical trial sites, CROs, and vendors in complying with the GDPR or complying with the GDPR ourselves may cause us to incur substantial operational costs or require us to change our business practices.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (U.K.) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the United States in compliance with law, such as the EEA and U.K.’s standard contractual clauses, the U.K.’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants, and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

In addition to data privacy and security laws, we may be contractually subject to industry standards adopted by industry groups and may become subject to additional such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, may require our vendors to impose specific contractual restrictions on their service providers. We publish privacy policies regarding our data privacy and security practices. If these policies are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications and frameworks (“Privacy Policies”), and contractual obligations to third parties related to privacy, data protection, information security and Processing (“Data Protection Obligations”).

Data Protection Laws and data protection worldwide is, and is likely to remain, uncertain for the foreseeable future. We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, contractors or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations.

If we, our vendors or business partners fail, or are perceived to have failed, to address or comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices, it could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, interrupt or stop clinical trials, result in litigation and liability, result in an inability to process personal information or to operate in certain jurisdictions, cause a material adverse effect on our business operations or financial results or otherwise result in a material adverse effect on our business.

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

We may in the future receive inquiries or be subject to investigations, proceedings or actions by various government entities regarding our privacy and information security practices and Processing (“Regulatory Proceedings”). These Regulatory Proceedings could result in a material adverse effect on our reputation, business, or financial condition, including without limitation: interruptions or stoppages in our business operations (including, as relevant, clinical trials); the diversion of resources and the attention of management from our business to defend any claim or inquiry; limited ability to commercialize our products; discontinuance of necessary processing; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or those of our affiliates, service providers or other relevant third parties are compromised now or in the future, this could result in a material adverse effect on our business, including without limitation, a material interruption to our operations, harm to our reputation, regulatory investigations or actions, significant fines, penalties and liability, breach or triggering of Data Protection Laws, Privacy Policies and Data Protection Obligations or material disruption of our clinical trials or other business activity.

In the ordinary course of our business, we collect, Process and store proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves or other parties (“Sensitive Information”).

We may use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf, such as RSL and its affiliates, our CROs and other contractors. We may also share Sensitive Information with our affiliates or other third parties in conjunction with our business. If we, our service providers, affiliates or other relevant third parties have experienced, or in the future experience, any security incident(s) that result in any accidental or unlawful data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of or inadvertent exposure or disclosure of Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (collectively a “Security Breach”), it may result in a material adverse effect on our business, including without limitation, disruptions of our drug development programs, delays in our regulatory approval efforts, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss.

Cyberattacks, malicious internet-based activity and online and offline fraud threaten the confidentiality, integrity, and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors. Some actors now engage and are expected to continue to engage in attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our goods and services.

We and the third parties upon which we work (including our CROs and trial sites) are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), software bugs, malicious code (such as viruses and worms), employee theft or misuse, supply chain attacks, denial-of-service attacks (such as credential stuffing) and ransomware attacks, phishing attacks, viruses, malware installation (including as a result of advanced persistent threat intrusions), server malfunction, software or hardware failures, loss of data or other computer assets, adware or other similar issues. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, clinical trial operations, encryption and authentication technology, employee email, and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties upon whom we rely. A security incident or other interruption could disrupt our ability (and that of third parties upon whom we rely) to conduct our business operations. We may be required to expend significant resources, fundamentally change our business activities and practices, or modify our operations (including our clinical trial activities) or information technology in an effort to protect against Security Breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to implement and maintain specific security measures or use industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties will be effective in protecting against all Security Breaches and adverse effects on our business that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent Security Breaches or threats or techniques used to detect or exploit vulnerabilities in our (or our service providers’, partners’ or other relevant third parties’) information technology, services, communications or software because such threats and techniques change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. In addition, security researchers and other individuals have and will continue to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. These vulnerabilities pose material risks to our business. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities.

Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to notify relevant stakeholders of Security Breaches, including affected individuals, customers, regulators and credit reporting agencies. Such disclosures are costly and the disclosures or the failure to comply with such requirements could lead to adverse effects on our business including, without limitation, government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

There can be no assurance that the limitations of liability in our contracts would be enforceable or adequate or would otherwise protect us from liabilities or damages if we fail to comply with applicable Data Protection Laws, Privacy Policies or Data Protection Obligations related to information security or Security Breaches.

Failures or significant downtime of our information technology or telecommunication systems or those used by our third-party service providers could also cause significant interruptions in our operations and adversely impact the confidentiality, integrity and availability of sensitive or confidential information, including preventing us from conducting clinical trials, tests or research and development activities and preventing us from managing the administrative aspects of our business.

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or adverse effects on our business arising out of our privacy and security practices, Processing or Security Breaches, or that such coverage will continue to be available on acceptable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed, or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel, or vendors, even if such use is not authorized by us or permitted by our internal policies.

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

Our business could be adversely affected by economic downturns, changes in inflation, increases in interest rates, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, increases in inflation rates, higher interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, the Federal Reserve recently raised interest rates multiple times in response to concerns about inflation and it may raise them again. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and the Israel/Hamas conflict in the Middle East has created extreme volatility in the global capital markets and is expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and rely on third parties to produce clinical supplies and commercial supplies of our product candidates. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers which may delay or prevent our ability to obtain marketing approval or commercialize our product candidates if approved.

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. We rely on third parties to produce clinical supplies and commercial supplies of our product candidates. For example, in November 2021, we entered into an agreement with Samsung Biologics Co., Ltd. to manufacture and supply us with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. Additional third-party vendors may be difficult to identify for our product candidate process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. Any significant delay in the supply of batoclimab, IMVT-1402 or the raw material components thereof, or in placebo controls for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of batoclimab, IMVT-1402 or any future product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for batoclimab, IMVT-1402 or any future product candidate, the commercial launch of such product candidate would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of such product candidate. In addition, our product candidates are biologics and require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Our future success depends on our ability to maintain and continuously improve our quality management program to monitor the manufacturing processes used by third-party manufacturers and our reliance on third-party manufacturers does not relieve us of our regulatory responsibilities. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process, which may not be detectable by us in a timely manner, could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims and insufficient inventory. A quality or safety issue emanating from manufacturing failures may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

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

We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA and equivalent foreign regulations and guidelines, including the International Council for Harmonization guidelines, enforced by foreign regulatory authorities for IMVT-1402, batoclimab or any of our future product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations and our reliance on the CROs does not relieve us of our regulatory responsibilities. Therefore, the success of our clinical trials depends on our ability to maintain and continuously improve our quality management program to monitor our CROs’ compliance with applicable regulations. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and regulatory risks for us as sponsors of those studies. Further, our or our CROs’ inability to address a quality or safety issue may result in, among others, adverse inspection reports, warning letters, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

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

In the U.S., the Biologics Price Competition and Innovation Act (“BPCIA”) created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. New biologics, such as IMVT-1402 or batoclimab, may be entitled to regulatory exclusivity under the BPCIA. The BPCIA grants new biologics 12 years of FDA-granted exclusivity. Further, under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. During the period of exclusivity, however, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product containing the sponsor’s own clinical data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of their product. After the expiration of the exclusivity period, the FDA can approve a biosimilar product through an abbreviated approval process. The law is complex and is still being interpreted and implemented by the FDA. As a result, its ultimate impact, implementation and meaning are subject to uncertainty.

We believe that our product candidates, IMVT-1402 and batoclimab, as biological products, should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

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

If the patent applications we hold or have in-licensed with respect to our development programs and our product candidates fail to issue, if their breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop our product candidates and threaten our ability to commercialize future drugs. Any such outcome could have an adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application.

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

For biologics subject to approval by the FDA via a BLA, such as IMVT-1402 or batoclimab, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA, requires a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of or render unenforceable some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could limit our ability to prevent third parties from competing with batoclimab, IMVT-1402 or any future product candidates.

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

Many countries, including E.U. countries, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent has expired, we may be open to competition from competitive products, including generics or biosimilars. The patent family directed to the composition of matter of batoclimab has a natural projected expiration date in 2035 in the U.S. and in foreign jurisdictions. The patent family directed to the composition of matter of IMVT-1402 and its use in treating autoimmune diseases has a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. The patent family directed to the formulation of batoclimab has a natural projected expiration date in 2041 in the U.S. and in foreign jurisdictions. The patent family directed to the use of batoclimab for treating TED has a natural projected expiration date in 2039 in the U.S. and in foreign jurisdictions. The patent families directed to the use of IMVT-1402 and batoclimab for treating GD and the use of IMVT-1402 and batoclimab for treating CIDP each have a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. The patent family directed to the method of manufacturing of, and formulations produced by such method, covering manufacturing and formulations of batoclimab, has a natural projected expiration date in 2044 in the U.S. and in foreign jurisdictions. Given the amount of time required for the development, testing and regulatory review of any new product candidate, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are not able to obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for batoclimab, IMVT-1402 or other product candidates that we may identify, our business may be harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property rights in the U.S. and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. Depending upon the timing, duration and specifics of FDA marketing approval of batoclimab or other product candidates that we may identify, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA premarket regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries, including the E.U. where it is known as a Supplementary Protection Certificate (“SPC”), upon regulatory approval of our product candidates, based on similar legislation. Nevertheless, we may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

We have licensed certain intellectual property rights, including certain intellectual property rights covering our product candidates, from HanAll. We are heavily dependent on the HanAll Agreement for the development, manufacture and commercialization of our product candidates. If, for any reason, our licenses under the HanAll Agreement are terminated or we otherwise lose those rights, it could adversely affect our business. The HanAll Agreement imposes and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and HanAll, as the licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms or enable a competitor to gain access to the licensed technology.

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

If we fail to identify or correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our products that are held to be infringing. We might, if possible, also be forced to redesign products so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property, particularly patents relating to our product candidates, IMVT-1402 and batoclimab, and any future product candidates. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or USPTO rules and regulations could increase the uncertainties and costs.

In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act of 1980 (the “Bayh-Dole Act”). Under the Bayh-Dole Act, the federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive or exclusive license” to a “responsible applicant or applicants.” If the patent owner refuses to do so, the government may grant the license itself.

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
As of May 22, 2024, RSL beneficially owned approximately 54.6% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

RSL has the right to elect a certain number of directors to our board of directors.

RSL has the right to elect a certain number of Series A preferred stock directors (“Series A Preferred Directors”) to our board of directors in accordance with our amended and restated certificate of incorporation (our “Certificate of Incorporation”). While the directors appointed by RSL are obligated to act in accordance with their applicable fiduciary duties, they may have equity or other interests in RSL and accordingly their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. Until such time as Roivant holds less than 50% of the voting power of our outstanding shares of capital stock entitled to vote generally at an election of directors, the directors appointed by Roivant will be able to determine the outcome of all matters presented to the board of directors.

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

In addition, in the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the company that issued the stock. For example, we previously had one such putative class-action complaint brought against us. We could incur substantial costs defending this or similar lawsuits, as well as diversion of the time and attention of our management, any or all of which could seriously harm our business. Furthermore, the stock markets have recently experienced extreme price and volume fluctuations that have affected and continue to affect the market prices of equity securities of many companies, which has resulted in decreased stock prices for many companies notwithstanding the lack of a fundamental change in their underlying business models or prospects. These fluctuations have often been unrelated or disproportionate to the operating performance of those companies. Broad market and industry factors, including potentially worsening economic conditions, increased inflation and other adverse effects or developments, including political, regulatory and other market conditions, may negatively affect the market price of shares of our common stock, regardless of our actual operating performance. The market price of shares of our common stock may decline, and you may lose some or all of your investment.

We are subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

The market price of our common stock has been and may continue to be volatile. Companies that have experienced volatility in the market price of their common stock are often subject to securities class action litigation. For example, in February 2021, a securities class action complaint was filed against us, certain of our officers and a board member of HSAC alleging violations of the Exchange Act. In April 2024, the court overseeing the litigation entered judgment in favor of the defendants. Plaintiffs did not appeal the court’s judgment, so the litigation is now concluded. Any future securities litigation could result in substantial costs and diversion of management’s attention and resources, which could adversely impact our business. Any adverse determination in litigation could also subject us to significant liabilities. See Part I, Item 3. Legal Proceedings for more information.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses, particularly since we are now a large accelerated filer and will no longer be able to rely on the scaled disclosure exemptions available to smaller reporting companies starting with our Quarterly Report on Form 10-Q for the three months ending June 30, 2024. The Sarbanes-Oxley Act of 2002 (the “Sarbanes Oxley Act”), the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations impose various requirements on public companies. We also expect that compliance with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act (“Section 404”) and increased disclosure requirements will substantially increase our legal and financial compliance costs. Our management and other personnel will need to continue to devote a substantial amount of time to comply with these requirements. Moreover, these rules and regulations have increased and will continue to increase our legal and financial compliance costs and will make some activities more time-consuming and costly. If, notwithstanding our efforts to comply with new or changing laws, regulations and standards, we fail to comply, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Further, failure to comply with these laws, regulations and standards may make it more difficult and more expensive for us to obtain directors’ and officers’ liability insurance, which could make it more difficult for us to attract and retain qualified members to serve on our board of directors or committees or as members of senior management. These rules and regulations are often subject to varying interpretations, in many cases due to their lack of specificity and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies. This could result in future uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and governance practices.

As a public company, we are obligated to develop and maintain proper and effective internal controls over financial reporting and any failure to maintain the adequacy of these internal controls may adversely affect investor confidence in our company and, as a result, the value of shares of our common stock.

Pursuant to Section 404, we are required to furnish a report by our management on our internal control over financial reporting, including an attestation report on our internal control over financial reporting issued by our independent registered public accounting firm. To maintain compliance with Section 404, we engage in a process to document and evaluate our internal control over financial reporting, which is both costly and challenging. In this regard, we will need to continue to dedicate internal resources, engage outside consultants and refine and revise a detailed work plan to assess and document the adequacy of internal control over financial reporting, continue steps to improve control processes as appropriate, validate through testing that controls are functioning as documented and implement a continuous reporting and improvement process for internal control over financial reporting. Despite our efforts, there is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal control over financial reporting is effective as required by Section 404.

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

Our wholly owned subsidiary, Immunovant Sciences Ltd. (“ISL”), is incorporated under the laws of Bermuda, where it is not subject to any income or withholding taxes. Further, ISL is centrally managed and controlled in the U.K. and, under current U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect ISL to be subject to U.K. taxation on its income and gains and subject to the U.K.’s controlled foreign company rules, except where an exemption applies. ISL may be treated as a dual resident company for U.K. tax purposes. As a result, ISL’s right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on ISL’s right to claim U.K. tax reliefs. ISL may also become subject to income, withholding or other taxes in certain jurisdictions by reason of its activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that ISL is subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.

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

Under current U.S. federal income tax law, U.S. federal net operating losses, or NOLs, generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. In addition, our research and development credit carryforwards in the U.S. will begin to expire in our fiscal year ending March 31, 2039. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

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

Provisions in our Certificate of Incorporation and amended and restated bylaws (our “Bylaws”) may have the effect of delaying or preventing a change of control or changes in our management. Our Certificate of Incorporation and Bylaws include provisions that:

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

Item 1B.    Unresolved Staff Comments

None.

Item 1C.    Cybersecurity

Risk Management and Strategy

We have established certain processes designed to assess, identify and manage cybersecurity risks, which are built into our information technology functions and are designed to help protect our information assets and operations from internal and external cyber threats. Our cybersecurity risk management processes target integral areas such as data protection, access control, incident response and vulnerability management and are integrated into our overall enterprise risk management process. As part of our overall enterprise risk management process, our company’s information technology functions, including our Information Technology department leaders and third-party service providers, identify, assess and evaluate cybersecurity risks impacting our operations across the Company.

Depending on the information systems and environment, our cybersecurity program includes various administrative, physical, and technical safeguards designed to manage and mitigate material risks from cybersecurity threats, including, for example: an incident response plan, incident detection and response, risk assessments, encryption of data, network security controls, data segregation, access controls, physical security, systems monitoring, a vendor risk management program, penetration testing, cybersecurity insurance, dedicated cybersecurity staff, and asset management, tracking and disposal. Additionally, we provide all employees, including part-time and temporary employees, with annual and ad hoc cybersecurity awareness training.

Our information technology functions identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including internal and external audits, penetration and vulnerability tests, automated tools, subscriptions to reports and services that identify cybersecurity threats, analysis of reports of threats and actors, use of external intelligence feeds, evaluations of our and our industry’s risk profile, evaluation of threats reported to us, threat assessments for internal and external threats, scans of internal systems for threats, and incident response simulations (including third-party-conducted red/blue team testing and tabletop incident response exercises). We engage certain external service providers, including consultants, independent privacy assessors and computer security firms, as appropriate, to assess, test or otherwise assist with aspects of our security controls, including cybersecurity incident containment and remediation efforts, and enhance our cybersecurity oversight. We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example penetration testing firms, cybersecurity consultants, forensic investigators, cybersecurity software providers, managed cybersecurity service providers, and professional services firms (including legal counsel).

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors, and supply chain resources. With respect to our use and oversight of third-party service providers, we use a risk-based approach to apply our cybersecurity processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and perform additional risk screenings and procedures, as appropriate. We use a number of means to assess cyber risks related to our third-party service providers, including risk assessments for each vendor, vendor security questionnaires and due diligence in connection with onboarding new vendors, and ongoing reviews and due diligence with key or high-risk third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our contracts where applicable as part of our oversight of third-party providers.

For additional information regarding cybersecurity risks and their potential impacts on our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A. Risk Factors in this Annual Report, including the risk factor captioned “We are subject to stringent and changing privacy, data protection, and information security laws, contractual obligations, self-regulatory schemes, government regulation and standards related to data privacy and security. The actual or perceived failure by us, our CROs or vendors to comply with such obligations could result in harm to our reputation, regulatory investigations or actions, significant fines and liability, disruption of our clinical trials or other material adverse effects to our business.”

Governance

The Audit Committee of our Board of Directors oversees our cybersecurity and data privacy risk management activities, and reports to the Board regarding such oversight as appropriate. The Audit Committee receives updates from management regarding cybersecurity matters not less than twice per year, and is notified between such updates regarding any significant new cybersecurity threats or incidents.

Our Vice President of Information Technology and Facilities and our Head of Cybersecurity lead the operational oversight of company-wide cybersecurity strategy, policy, standards and processes, and work across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The Vice President of Information Technology and Facilities has over 16 years of experience delivering systems across all functions of life science organizations, including support of infrastructure, security, software as a service (SaaS) systems and data integrations, along with ten years working with cybersecurity. The Head of Cybersecurity has approximately 15 years of cybersecurity expertise and has received Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP) certifications.

In the event of a cybersecurity incident, we maintain a cybersecurity incident response plan designed to govern the actions required for responding to and reporting security incidents involving our information assets, including by escalating certain incidents to members of management, including the Vice President of Information Technology and Facilities and the Head of Cybersecurity. Pursuant to the plan and its escalation protocols, and depending on the nature, severity, and other circumstances of each potential cybersecurity incident, designated personnel may be responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis.

Item 2.    Properties

We conduct business operations at 320 West 37th Street, 6th Floor, New York, New York 10018 and at 1000 Park Forty Plaza, Suite 210, Durham, North Carolina 27713. ISL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda and ISL’s principal office is located at 7th Floor, 50 Broadway, London, SW1H 0DB. ISG conducts business operations at Viaduktstrasse 8, 4051 Basel, Switzerland.

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

Holders of Record

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on May 22, 2024, we had three holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Overview

We are a clinical-stage immunology company pursuing a broad anti-FcRn strategy based on the potential best-in-class profile of our lead asset, IMVT-1402, and informed by the breadth of the class, in which 23 indications have been publicly announced for study by multiple companies to date. We expect to initiate programs evaluating IMVT-1402 in several therapeutic areas, including endocrinology and neurology. To address the unmet needs of people with autoantibody-driven diseases, we are committed to initiating a broad set of late-stage programs for IMVT-1402, including first-in-class indications such as Graves’ disease (“GD”), classic autoantibody indications such as myasthenia gravis (“MG”), and other indications with positive in-class data such as chronic inflammatory demyelinating polyneuropathy (“CIDP”). We expect to leverage disease state insights, clinical trial data observed to date within the anti-FcRn class, and operational experience from past and ongoing batoclimab studies and trials to inform and accelerate the development of IMVT-1402.

Our innovative product pipeline includes IMVT-1402 and batoclimab, formerly referred to as IMVT-1401, both of which are novel, fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Our product candidates are the result of a multi-step, multi-year research program conducted in collaboration with HanAll Biopharma Co., Ltd., (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

The physiologic function of FcRn is to prevent the degradation of immunoglobulin G (“IgG”) antibodies. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases. Inhibition of FcRn, such as through the use of an anti-FcRn antibody, has been shown to reduce levels of total IgG and pathogenic IgG antibodies. We believe our completed clinical trials and other clinical trials assessing anti-FcRn antibodies in IgG-mediated autoimmune diseases have generated promising results, suggesting that FcRn is a therapeutically important and validated pharmacologic target to reduce levels of disease-causing IgG antibodies. Thus, we are developing IMVT-1402 and batoclimab in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which we believe that reduction of IgG antibodies should lead to clinical benefit.

Batoclimab, our initial product candidate, is dosed subcutaneously using a small gauge needle in small volumes (e.g., 2 mL), and has generated therapeutically relevant pharmacodynamic activity. We believe these attributes will drive patient preference and market adoption. In clinical trials conducted to date, batoclimab has been observed to reduce IgG antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies.

Likewise, IMVT-1402, our lead product candidate, has also been observed to reduce IgG antibody levels in a Phase 1 clinical trial conducted in healthy adults, similar to that observed in our original Phase 1 trial of batoclimab. Importantly, although FcRn also plays a role in maintaining serum albumin levels which in turn correlate inversely with low-density lipoprotein (“LDL”) cholesterol levels, no or minimal reduction in albumin and no or minimal increases in LDL cholesterol levels were observed in study participants administered either 300 mg or 600 mg of IMVT-1402 subcutaneously once weekly for four weeks. Across both dose regimens, the changes in albumin and LDL cholesterol were similar to those observed with placebo administration. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression.

We believe that FcRn inhibition has broad therapeutic and commercial potential to address IgG-mediated autoimmune diseases in a number of therapeutic areas, including but not limited to, neurology, endocrinology, hematology, rheumatology, and dermatology. Based on third-party patient prevalence estimates, for the 23 indications that have been publicly announced by multiple companies for clinical development with anti-FcRn assets, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the U.S. and Europe. Our estimates in Europe include all European Union (“E.U.”) countries, Norway, Lichtenstein, Iceland, (together with the E.U. countries, the “EEA”), the United Kingdom (“U.K.”), and Switzerland.

Our goal is to fully optimize the IMVT-1402 clinical development program consistent with its potential best-in-class profile. Our strategic priority is to build a class-leading portfolio of indications in several therapeutic areas by leveraging data derived from studies with batoclimab and from studies with other FcRn inhibitors, both approved and in development. Following a recently completed Type B meeting with the U.S. Food and Drug Administration (“FDA”), we are on track to initiate four to five potentially registrational programs for IMVT-1402 in several therapeutic areas, including endocrinology and neurology, by March 31, 2025. Inclusive of these programs, by March 31, 2026, we plan to have initiated clinical trials of IMVT-1402 in a total of ten indications. The current development program for batoclimab remains important, in particular for accelerating and optimizing the registrational development program of IMVT-1402. In addition, we expect to achieve financial efficiencies in our IMVT-1402 development program by taking advantage of batoclimab data and by applying learning from publicly disclosed in-class competitor data and trial designs.

As a result of our rational design and current outlook on potential opportunities, we believe our product candidates, if developed and approved for commercial sale, would be differentiated from currently available treatments for advanced IgG-mediated autoimmune diseases. To date, these product candidates have demonstrated potential best-in-class IgG reduction and are being developed for delivery using a simple, self-administered subcutaneous injection.

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

In the single-ascending dose portion of the study, IMVT-1402 was administered subcutaneously and demonstrated a consistent reduction in IgG with potency that was similar to that of batoclimab as observed in our original Phase 1 trial of batoclimab. No or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed in healthy adults administered IMVT-1402 in the single-ascending dose portion of the study; the changes in albumin and LDL were similar to those observed with placebo administration.

We also announced initial multiple-ascending dose (“MAD”) results for the 300 mg cohort. After four weekly 300 mg subcutaneous doses of IMVT-1402, we observed a statistically significant reduction of 63% from baseline in mean total IgG levels, with no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels observed; the changes in albumin and LDL were similar to those observed with placebo administration.

In the quarter ended December 31, 2023, we announced initial MAD results from the cohort of participants receiving a weekly subcutaneous dose of 600 mg IMVT-1402. After four weekly subcutaneous doses of IMVT-1402, we observed a statistically significant reduction of 74% from baseline in mean total IgG levels, similar to the 76% reduction in mean total IgG levels observed in the Phase 1 trial of batoclimab after four weekly doses of 680 mg given subcutaneously. After four weekly subcutaneous doses of 600 mg IMVT-1402, no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed; the changes in albumin and LDL were similar to those observed with placebo administration.

Across all doses evaluated, treatments with IMVT-1402 were generally well tolerated, with only mild or moderate treatment-emergent adverse events observed.

Based on the strength of its potential best-in-class profile, we plan to pursue studies with IMVT-1402 in endocrinology, neurology and other therapeutic areas, with a focus on indications representing first-in-class opportunities, classic autoantibody diseases, and diseases where IgG autoantibodies are believed to play a role. In selecting indications for development, we plan to leverage data from our batoclimab development program and also take advantage of publicly disclosed in-class competitor data, which can be used to establish proof-of-concept as well as provide insights into potentially more informative study designs.

We expect to announce an overview of our development program for IMVT-1402 in GD in the fall of calendar year 2024, supported by additional data from the batoclimab proof-of-concept study in GD that will be disclosed at the same time.

We may transition our registrational development program for CIDP from batoclimab to IMVT-1402 and the pivotal study with IMVT-1402 in CIDP may be optimized based on unblinded batoclimab CIDP data available before March 31, 2025. We may also transition our registrational development programs for MG and thyroid eye disease (“TED”) from batoclimab to IMVT-1402, with a final decision for these programs contingent on top-line data from the batoclimab studies in these indications. We expect to report top-line data from the batoclimab MG study by March 31, 2025 with potential registrational development for MG expected to transition from batoclimab to IMVT-1402 in the same timeframe. A decision regarding which asset to advance to registration in TED will be made in the first half of calendar year 2025 together with disclosing top-line data from the current batoclimab TED program.

Batoclimab

Endocrine Diseases

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

Similar to changes in IgG levels, deeper reductions in anti-thyroid stimulating hormone receptor autoantibodies were also observed following treatment with subcutaneous doses of 680 mg of batoclimab as compared to subcutaneous doses of 340 mg of batoclimab. In addition, across a range of clinical parameters, numerically higher responses were observed following treatment with 680 mg of batoclimab as compared to treatment with 340 mg of batoclimab. These parameters included the percentage of patients whose antithyroid drug (“ATD”) dose was reduced and the percentage of patients whose ATD was discontinued. Batoclimab was generally well tolerated with no new safety signals observed in the initial data set. This Phase 2 clinical trial is ongoing, with additional proof-of-concept data, as well as an overview of our development program for IMVT-1402 in GD, expected to be announced in the fall of calendar year 2024.

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. We expect top-line results to be available in the first half of calendar year 2025, along with a decision on whether to advance batoclimab to registration in TED or pursue IMVT-1402 in this indication.

Neurological Diseases

In the quarter ended December 31, 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. To better ensure that we can optimize the level of disease activity and patient population for an IMVT-1402 clinical trial, we have decided to run the batoclimab CIDP trial approximately two quarters longer prior to unblinding period 1 of this study. We believe this will better ensure that the data from the batoclimab trial, combined with learning from the other CIDP trials, can be used to optimize the IMVT-1402 CIDP trial design in active CIDP prior to March 31, 2025.

In the quarter ended June 30, 2022, we initiated our phase 3 pivotal trial of batoclimab as a treatment for MG. We expect top-line data to be available by March 31, 2025. Further potential registrational development with IMVT-1402 is expected to begin in the same timeframe, with a final decision to be made based on results from the current batoclimab trial.

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

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

For a description of our transactions under the HanAll Agreement, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements.

Product Service Agreement and Master Services Agreement

For a description of our transactions under the Product Service Agreement and Master Services Agreement with Samsung Biologics Co., Ltd., refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements and Note 10 – Commitments and Contingencies.

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
•costs allocated to us under our services agreements with Roivant Sciences Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”) (the “Services Agreements”); and
•other expenses, which include the cost of consultants who assist with our research and development and costs related to contract manufacturing, but are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses as we continue our Phase 3 trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED, a pivotal Phase 2b trial of batoclimab as a treatment for CIDP and a proof-of-concept Phase 2 clinical trial of batoclimab as a treatment for GD. In addition, we are continuing our Phase 1 clinical trial of IMVT-1402 in healthy adults in New Zealand. We expect our research and development expenses to increase as we seek to execute our plan to initiate four to five potentially registrational programs for IMVT-1402 by March 31, 2025 and initiate trials of IMVT-1402 in ten indications (inclusive of the four to five programs initiated in fiscal 2025) by March 31, 2026. Our research and development expenses are expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, commence additional clinical trials for IMVT-1402, increase manufacturing of IMVT-1402 and batoclimab drug substance and drug product and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

The duration, costs and timing of clinical trials of IMVT-1402, batoclimab, and any future product candidates will depend on a variety of factors that include, but are not limited to:

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

In addition, the probability of success for our product candidates will depend on numerous factors, including our product’s efficacy, safety, ease of use, competition, manufacturing capability and commercial viability.

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

We anticipate that our general and administrative expenses will continue to support our ongoing research and development activities. These expenses will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of patents and patent applications claiming our product candidates, increased costs related to the hiring of additional personnel and fees to outside consultants for professional services. In addition, if either IMVT-1402 or batoclimab obtains regulatory approval, we expect that we would incur significant additional expenses associated with market research activities and building commercial teams.

Results of Operations

Comparison of the Years Ended March 31, 2024 and 2023

The following table sets forth our results of operations for the years ended March 31, 2024 and 2023 (in thousands):

	Years Ended March 31,		Change
	2024	2023	$
Operating expenses:
Research and development	$212,928	$160,257	$52,671
Acquired in-process research and development	12,500	10,000	2,500
General and administrative	57,281	48,019	9,262
Total operating expenses	282,709	218,276	64,433
Interest income	(24,948)	(7,578)	(17,370)
Other expense, net	1,008	253	755
Loss before provision for income taxes	(258,769)	(210,951)	(47,818)
Provision for income taxes	567	9	558
Net loss	$(259,336)	$(210,960)	$(48,376)

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years ended March 31, 2024 and 2023 (in thousands):

	Years Ended March 31,		Change
	2024	2023	$
Batoclimab - Program-specific costs:
Neurology diseases	$41,060	$52,100	$(11,040)
Endocrine diseases	33,205	26,377	6,828
Total Batoclimab - Program-specific costs	74,265	78,477	(4,212)
IMVT-1402	43,102	10,270	32,832
Unallocated costs:
Personnel-related expenses including stock-based compensation	75,010	49,767	25,243
Other	20,551	21,743	(1,192)
Total research and development expenses	$212,928	$160,257	$52,671

Research and development expenses increased by $52.7 million, from $160.3 million for the year ended March 31, 2023 to $212.9 million for the year ended March 31, 2024.

Batoclimab program-specific research and development costs, including contract manufacturing costs for drug substance process performance qualification activities, decreased by $4.2 million, from $78.5 million for the year ended March 31, 2023 to $74.3 million for the year ended March 31, 2024. Program costs related to neurological diseases, which include MG and CIDP, decreased $11.0 million, primarily reflecting higher overall clinical trial costs in the prior-year period that included upfront and start-up costs for our Phase 3 and Phase 2b clinical trials. Program costs related to endocrine diseases, which include TED and GD, increased $6.8 million, primarily reflecting higher clinical trial costs, due in part to the initiation of our proof-of-concept Phase 2 clinical trial.

Research and development costs related to the development of IMVT-1402 increased by $32.8 million, from $10.3 million for the year ended March 31, 2023 to $43.1 million for the year ended March 31, 2024. This increase primarily reflected higher contract manufacturing costs and costs related to our Phase 1 clinical trial and pre-clinical study.

Unallocated research and development costs increased by $24.1 million, from $71.5 million for the year ended March 31, 2023 to $95.6 million for the year ended March 31, 2024. This increase reflected higher personnel-related expenses of $25.2 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new indications. Partially offsetting this increase were lower costs related to cross-indication research and development activities supporting IMVT-1402 and batoclimab programs of $1.2 million, primarily reflecting our shift to project-related activities to advance the clinical development of batoclimab, including our clinical trials in MG, TED, CIDP and GD, and IMVT-1402.

Acquired In-Process Research and Development Expenses for the Years Ended March 31, 2024 and 2023

During the years ended March 31, 2024 and 2023, acquired in-process research and development expenses were $12.5 million and $10.0 million, respectively, related to the achievement of development and regulatory milestones for batoclimab under the terms of the HanAll Agreement.

General and Administrative Expenses

General and administrative expenses increased by $9.3 million, from $48.0 million for the year ended March 31, 2023 to $57.3 million for the year ended March 31, 2024. The increase was primarily related to higher personnel-related expenses, market research costs, legal and other professional fees and information technology costs.

Interest Income

Interest income increased by $17.4 million, from $7.6 million for the year ended March 31, 2023 to $24.9 million for the year ended March 31, 2024, primarily reflecting interest earned on higher money market fund balances as a result of proceeds from our October 2023 underwritten public offering and concurrent private placement.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $635.4 million and $376.5 million as of March 31, 2024 and 2023, respectively. For the years ended March 31, 2024 and 2023, we had net losses of $259.3 million and $211.0 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

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

In October 2023, we completed an underwritten public offering of 8,475,500 shares of our common stock (including 1,526,316 shares of common stock purchased by Roivant Sciences Ltd. (“RSL”) on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, RSL purchased 4,473,684 shares of our common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering. The net proceeds to us were approximately $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

On November 9, 2023, we entered into a sales agreement with Leerink Partners LLC (“Leerink Partners”), as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock (the “ATM Shares”), subject to certain conditions as specified in the sales agreement. We agreed to pay Leerink Partners up to 3% of the gross proceeds from each sale of ATM Shares sold through the sale agreement. The ATM Shares would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The ATM Shares to be sold under the sales agreement, if any, would be issued and sold pursuant to an automatic shelf registration statement on Form S-3, which we filed with the SEC on November 9, 2023, along with a prospectus supplement relating to the offer and sale of up to $150.0 million of ATM Shares pursuant to the sales agreement. We have not issued or sold any ATM Shares pursuant to the ATM offering program.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2024 and 2023 (in thousands):

	Years Ended March 31,
	2024	2023
Net cash used in operating activities	$(214,227)	$(188,193)
Net cash used in investing activities	(360)	(197)
Net cash provided by financing activities	472,427	70,885

Operating Activities

For the year ended March 31, 2024, $214.2 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $259.3 million, partially offset by non-cash charges of $42.5 million and a net change in operating assets and liabilities of $2.6 million. The non-cash charges consisted mainly of stock-based compensation of $41.1 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected an increase in accounts payable and accrued expenses of $7.1 million, primarily reflecting the timing and level of payments for contract manufacturing and other research and development costs, and lower prepaid expenses and other current assets of $1.6 million, driven primarily by the timing of payments and services performed related to our ongoing clinical trials. These changes were partially offset by an increase in accounts receivable of $4.6 million, reflecting amounts owed to us under a research and development cost-sharing arrangement with a third party.

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

Investing Activities

For the years ended March 31, 2024 and 2023, cash used in investing activities was related to the purchase of computer equipment.

Financing Activities

For the year ended March 31, 2024, $472.4 million of cash provided by financing activities primarily consisted of proceeds from our October 2023 underwritten public offering and concurrent private placement of $466.7 million, combined, after deducting underwriting discounts and commissions, placement agent fees and offering expenses. Cash provided by financing activities also reflected $5.7 million of proceeds from the exercise of stock options.

For the year ended March 31, 2023, $70.9 million of cash provided by financing activities primarily consisted of proceeds from our October 2022 underwritten offering of approximately $70.2 million, after deducting underwriting discounts and commissions and offering expenses. Cash provided by financing activities also reflected $0.7 million of proceeds from the exercise of stock options.

Material Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, for advancing our clinical and preclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our net losses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of IMVT-1402 or batoclimab manufacturing, HanAll milestone payments and our expenditures on other research and development activities.

Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our short-term and long-term material cash requirements as of March 31, 2024 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of March 31, 2024, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $46.2 million, which $3.6 million, $11.7 million, $16.9 million and $14.0 million is expected to be paid during the fiscal years ending March 31, 2025, 2026, 2027 and 2029, respectively. See Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of March 31, 2024, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2024) upon the achievement of certain regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement and made a $12.5 million milestone payment in the quarter ended September 30, 2023 in accordance with the terms of the agreement.

Lease Agreements

In June 2020, we entered into two sublease agreements with RSI for two floors of office space in New York, which expired on February 27, 2024 and April 29, 2024, respectively. In March 2024, we entered into a short-term lease agreement with an unrelated party for office space in New York.

In March 2022, we entered into a lease agreement with an unrelated party for office space in a building in North Carolina that was scheduled to expire on March 31, 2024. In February 2024, we amended the lease agreement to extend the non-cancelable lease term through March 31, 2025. The amended lease agreement includes an option at our election to renew for one additional year.

Our future minimum lease payments as of March 31, 2024 totaled $0.6 million.

For more information on our leases, see Part II, Item 8. Financial Statements and Supplementary Data, Note 9 – Leases.

Outlook

We currently expect that our existing cash and cash equivalents as of March 31, 2024 of $635.4 million will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Annual Report and in the long term beyond the next 12 months.

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
•launch any potential clinical trials of IMVT-1402 in additional indications;
•increase manufacturing of IMVT-1402 and batoclimab drug substance to support clinical trials;
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

Our primary use of cash is to fund our clinical trials, clinical development and manufacturing activities. Our current funds will not be sufficient to enable us to complete all necessary development and, if approved, commercially launch IMVT-1402 or batoclimab. We anticipate that we will continue to incur net losses for the foreseeable future.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report, we believe the following critical accounting estimate used in the preparation of our consolidated financial statements requires significant estimates and judgments. We did not make any material changes to these assumptions for the year ended March 31, 2024. We do not expect any material changes in the near term to the underlying assumptions during the year ended March 31, 2024.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Under SEC rules and regulations, we are not required to provide the information required by this item in this report because we are eligible to use the scaled disclosure requirements applicable to a “smaller reporting company.”

Item 8. Financial Statements and Supplementary Data
Immunovant, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunovant, Inc. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2024 expressed an unqualified opinion thereon.

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

Auditing the Company’s accrual for clinical trial costs is especially complex due to the fact that information necessary to estimate the accruals is accumulated from clinical research organizations and the Company’s assessment of that information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

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

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by making direct inquiries of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through March 31, 2024. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Iselin, New Jersey
May 29, 2024

IMMUNOVANT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$635,365	$376,532
Accounts receivable	5,337	700
Prepaid expenses and other current assets	24,902	26,916
Income tax receivable	166	185
Total current assets	665,770	404,333
Operating lease right-of-use assets	133	1,172
Property and equipment, net	462	333
Total assets	$666,365	$405,838
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,155	$1,353
Accrued expenses	41,300	40,421
Current portion of operating lease liabilities	138	1,173
Due to Roivant Sciences Ltd.	15	350
Total current liabilities	48,608	43,297
Operating lease liabilities, net of current portion	—	47
Total liabilities	48,608	43,344
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at March 31, 2024 and March 31, 2023	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2024 and March 31, 2023	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 145,582,999 shares issued and outstanding at March 31, 2024 and 500,000,000 shares authorized, 130,329,863 shares issued and outstanding at March 31, 2023	14	13
Additional paid-in capital	1,441,518	927,976
Accumulated other comprehensive income	1,908	852
Accumulated deficit	(825,683)	(566,347)
Total stockholders’ equity	617,757	362,494
Total liabilities and stockholders’ equity	$666,365	$405,838

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended March 31,
	2024	2023
Operating expenses:
Research and development	$212,928	$160,257
Acquired in-process research and development	12,500	10,000
General and administrative	57,281	48,019
Total operating expenses	282,709	218,276
Interest income	(24,948)	(7,578)
Other expense, net	1,008	253
Loss before provision for income taxes	(258,769)	(210,951)
Provision for income taxes	567	9
Net loss	$(259,336)	$(210,960)
Net loss per common share — basic and diluted	$(1.88)	$(1.71)
Weighted average common shares outstanding — basic and diluted	138,100,577	123,075,329

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended March 31,
	2024	2023
Net loss	$(259,336)	$(210,960)
Other comprehensive income:
Foreign currency translation adjustments	1,056	448
Total other comprehensive income	1,056	448
Comprehensive loss	$(258,280)	$(210,512)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Issuance of common stock upon underwritten offering	—	—	12,500,000	1	70,227	—	—	70,228
Stock options exercised and restricted stock units vested and settled	—	—	1,346,964	—	657	—	—	657
Capital contribution – stock-based compensation	—	—	—	—	330	—	—	330
Stock-based compensation	—	—	—	—	31,966	—	—	31,966
Foreign currency translation adjustments	—	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	—	(210,960)	(210,960)
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Issuance of common stock upon underwritten public offering and private placement	—	—	12,949,184	1	466,732	—	—	466,733
Stock options exercised and restricted stock units vested and settled	—	—	2,303,952	—	5,694	—	—	5,694
Capital contribution – stock-based compensation	—	—	—	—	103	—	—	103
Stock-based compensation	—	—	—	—	41,013	—	—	41,013
Foreign currency translation adjustments	—	—	—	—	—	1,056	—	1,056
Net loss	—	—	—	—	—	—	(259,336)	(259,336)
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2024	2023
Cash flows from operating activities
Net loss	$(259,336)	$(210,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	41,116	32,296
Depreciation on property and equipment	231	193
Non-cash lease expense	1,130	1,131
Changes in operating assets and liabilities:
Accounts receivable	(4,577)	11,764
Prepaid expenses and other current assets	1,558	(20,533)
Income tax receivable	19	461
Accounts payable	5,784	(17,124)
Accrued expenses	1,349	15,568
Operating lease liabilities	(1,172)	(1,145)
Due to Roivant Sciences Ltd.	(329)	156
Net cash used in operating activities	(214,227)	(188,193)
Cash flows from investing activities
Purchases of property and equipment	(360)	(197)
Net cash used in investing activities	(360)	(197)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten offering and private placement	472,745	70,500
Payment of offering and private placement costs	(6,012)	(272)
Proceeds from stock options exercised	5,694	657
Net cash provided by financing activities	472,427	70,885
Effect of exchange rate changes on cash and cash equivalents	993	220
Net change in cash and cash equivalents	258,833	(117,285)
Cash and cash equivalents – beginning of period	376,532	493,817
Cash and cash equivalents – end of period	$635,365	$376,532
Non-cash operating activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$91	$—
Supplemental disclosure of cash paid:
Income taxes	$509	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Notes to Consolidated Financial Statements

Note 1 — Organization and Nature of Business

[A] Description of Business

Immunovant, Inc. (together with its wholly owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative product pipeline includes its product candidates, IMVT-1402 and batoclimab, formerly referred to as IMVT-1401, both of which are novel, fully human, monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as simple, subcutaneous injections with dosing that the Company believes can be tailored based on disease severity and stage, IMVT-1402 and batoclimab have been observed to reduce immunoglobulin G (“IgG”) antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies.

Immunovant, Inc.’s wholly owned subsidiaries include Immunovant Treasury Inc., a Delaware corporation based in the United States (“U.S.”), and Immunovant Sciences Ltd. (“ISL”), a Bermuda exempted limited company. Incorporated by ISL are its wholly owned subsidiaries, Immunovant Sciences Holdings Ltd. (“ISHL”), a private limited company incorporated in the United Kingdom under the laws of England and Wales, IMVT Corporation, a Delaware corporation based in the U.S., and Immunovant Sciences GmbH (“ISG”), a limited liability company formed under the laws of Switzerland. ISG holds all of the Company’s intellectual property rights.

The Company has determined that it has one operating and reporting segment.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2024, the Company’s cash and cash equivalents totaled $635.4 million and its accumulated deficit was $825.7 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of March 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these consolidated financial statements are issued.

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

Additionally, the Company assessed the impact of the post-COVID-19 environment, geopolitical tensions and global slowdown of economic activity, changes in inflation, heightened interest rates and a potential recession in the U.S. on its operations and financial results as of March 31, 2024 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of March 31, 2024, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At March 31, 2024 and 2023, cash and cash equivalents included $607.7 million and $346.2 million of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

[H] Contingencies

The Company, from time to time, has been and may be a party to various disputes and claims arising from normal business activities. The Company continually assesses litigation to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible. Legal defense costs associated with loss contingencies are expensed in the period incurred. Additionally, the Company records a receivable for rights to insurance recoveries, limited to the extent of incurred or probable losses, when such recoveries have been agreed to with third-party insurers and when receipt is deemed probable. This includes instances when the third-party insurers have agreed to pay, on the Company’s behalf, certain legal defense costs and settlement amounts directly to applicable law firms and settlement funds.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and amounts due to Roivant Sciences Ltd. (“RSL”). These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of March 31, 2024 or 2023.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended March 31,
	2024	2023
Preferred stock as converted	10,000	10,000
Stock options	13,026,329	11,682,481
Restricted stock units	3,466,057	3,692,979
Total	16,502,386	15,385,460

[Q] Recent Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2025, and subsequent interim periods, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

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
•Up to $20.0 million in shared (50%) research, development, and out-of-pocket costs incurred by HanAll, which obligation has since expired;
•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2024) upon the achievement of certain regulatory and sales milestones; and
•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products subject to standard offsets and reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with ISG to sublicense this technology, as well as RSG’s know how and patents necessary for the development, manufacture or commercialization of any compound or product that pertains to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the Licensed Territory, for an aggregate purchase price of $37.8 million. Each party has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory.

During the quarter ended June 30, 2023, the Company achieved its third and fourth development and regulatory milestone events under the HanAll Agreement of $12.5 million, combined, which was paid in the quarter ended September 30, 2023 and recorded as acquired in-process research and development expenses in the accompanying consolidated statement of operations for the year ended March 31, 2024. During the quarter ended December 31, 2022, the Company achieved its second development and regulatory milestone event under the HanAll Agreement of $10.0 million, which was paid in the quarter ended March 31, 2023 and recorded as acquired in-process research and development expenses in the accompanying consolidated statement of operations for the year ended March 31, 2023.

As of March 31, 2024 and 2023, the Company did not have any additional amounts payable to HanAll for research and development costs incurred and reported to the Company pursuant to the HanAll Agreement.

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement, (“PSA”), with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply the Company with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. The Company previously entered in a Master Services Agreement, (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of the Company’s relationship with Samsung. Upon execution of the PSA, the Company committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, since the Company did not exercise an early termination right prior to its expiration in January 2024, the Company has an additional minimum obligation to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events. As of March 31, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $46.2 million.
Note 4 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,
	2024	2023
Research and development expenses	$24,634	$31,321
Accrued bonuses	14,744	7,530
Legal and other professional fees	465	572
Other expenses	1,457	998
Total accrued expenses	$41,300	$40,421
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

For the years ended March 31, 2024 and 2023, the Company incurred $0.6 million and $0.4 million under the Services Agreements, respectively, which are included in the accompanying consolidated statements of operations.

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

RSI Subleases

See Note 9 – Leases for a discussion of the subleases the Company had entered into with RSI, which expired on February 27, 2024 and April 29, 2024. During the years ended March 31, 2024 and 2023, the Company incurred $1.1 million and $1.2 million, respectively, in rent expense under these operating leases.

RSL Share Purchases

See Note 7 – Stockholders’ Equity for a discussion of the RSL share purchases as part of the Company’s underwritten offering and private placement in October 2023 and underwritten offering in October 2022.
Note 6 — Income Taxes
The loss before income taxes and the related tax provision are as follows (in thousands):

	Years Ended March 31,
	2024	2023
(Loss) income before income taxes
United States	$(16,180)	$(27,708)
Switzerland	(242,518)	(183,187)
Bermuda	(71)	(58)
United Kingdom	—	2
Total loss before income taxes	$(258,769)	$(210,951)
Current taxes
United States – Federal	$562	$—
United States – State	5	9
Total current tax expense	567	9
Deferred tax expense	—	—
Total provision for income taxes	$567	$9

A reconciliation of the provision for income taxes computed at the U.S. statutory rate of 21% for the years ended March 31, 2024 and 2023 to the provision for income taxes reflected in the consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2024	2023
Income tax benefit at statutory rate	$(54,341)	$(44,300)
Foreign rate differential	19,321	14,569
Research and development credits	(8,096)	(4,798)
Valuation allowance	46,389	31,944
Non-deductible expense	7,518	3,632
Tax deficiencies (excess tax benefits) from stock-based compensation	(9,204)	(1,960)
Other	(1,020)	922
Total provision for income taxes	$567	$9
The Company’s effective tax rate was (0.22)% and 0% for the years ended March 31, 2024 and 2023, respectively, primarily driven by the Company’s jurisdictional earnings by location, certain non-deductible expenditures, research and development credits, and a valuation allowance that eliminates the Company’s global net deferred tax assets.
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2024 and 2023 are as follows (in thousands):

	March 31,
	2024	2023
Deferred tax assets
Intangible assets	$9,865	$8,112
Net operating losses	98,248	64,418
Stock-based compensation	9,110	7,120
Research and development credits	21,245	10,798
Others	3,363	2,042
Total deferred tax assets	141,831	92,490
Valuation allowance	(141,484)	(91,988)
Deferred tax assets, net of valuation allowance	$347	$502
Deferred tax liabilities
Depreciation	$(74)	$(69)
Right-of-use assets	(39)	(250)
Others	(234)	(183)
Total deferred tax liabilities	(347)	(502)
Total net deferred taxes	$—	$—

As of March 31, 2024, the Company has gross net operating loss carryforwards in the following jurisdictions: Switzerland of approximately $681.2 million, which will begin to expire as of March 31, 2027, the United Kingdom of approximately $0.8 million, which can be carried forward indefinitely with an annual usage limitation, and the U.S. of approximately $43.3 million, which can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021. The Company has research and development and orphan drug credit carryforwards in the U.S. of approximately $21.2 million.

The Company assesses the realizability of the net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $141.5 million and $92.0 million for the years ended March 31, 2024 and 2023, respectively, representing the portion of the net deferred tax assets that is not expected to be realized. The amount of the net deferred tax assets considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

As of March 31, 2024, the Company does not have undistributed earnings from foreign subsidiaries. The Company regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company. Changes in economic and business conditions, foreign or U.S. tax laws, or the Company’s financial situation could result in a change to the Company’s position.

The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, and U.S. federal, state, and local jurisdictions. The Company’s tax periods for the fiscal years ended March 31, 2019 through March 31, 2024 remain open for tax examinations in most applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. The Company had unrecognized tax benefit activity during the years ended March 31, 2024 and 2023 and related liabilities were not material to the Company’s consolidated financial statements as of March 31, 2024 and 2023. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of March 31, 2024, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of March 31, 2024, the Company has authorized 10,010,000 shares of preferred stock par value $0.0001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of March 31, 2024.

Common Stock

As of March 31, 2024, the Company authorized 500,000,000 shares of common stock, par value $0.0001 per share.

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

In November 2023, the Company entered into a sales agreement with Leerink Partners LLC (“Leerink Partners”), as sales agent, pursuant to which the Company may offer and sell, from time to time, shares of its common stock (the “ATM Shares”), subject to certain conditions as specified in the sales agreement. The Company agreed to pay Leerink Partners up to 3% of the gross proceeds from each sale of ATM Shares sold through the sale agreement. The ATM Shares would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The ATM Shares to be sold under the sales agreement, if any, would be issued and sold pursuant to an automatic shelf registration statement on Form S-3, which the Company filed with the SEC in November 2023, along with a prospectus supplement relating to the offer and sale of up to $150.0 million of ATM Shares pursuant to the sales agreement. The Company has not issued or sold any ATM Shares pursuant to the ATM offering program.

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

As of March 31, 2024, the Company had 145,582,999 shares of common stock outstanding, which include the above share issuances during the year and the issuance of shares of common stock from the exercise of stock options and vesting of restricted stock units. See Note 8 – Stock-Based Compensation for additional details about stock options and restricted stock units.

The Company has reserved the following shares of common stock for issuance:

	March 31,
	2024	2023
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	13,050,172	11,682,481
Restricted stock units outstanding	4,099,279	4,057,778
Equity awards available for future grants	2,090,367	590,317
Total	19,249,818	16,340,576

The reserved shares underlying stock options above include 23,843 stock options that were exercised but were not settled as of March 31, 2024. The reserved shares underlying restricted stock units above include 633,222 restricted stock units that vested but were not settled as of March 31, 2024. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of March 31, 2024. See Note 8 – Stock-Based Compensation for further details.

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

On April 1, 2023, 5,213,194 shares of common stock were added to the 2019 Plan pool in accordance with the 4.0% evergreen provision of the 2019 Plan. As of March 31, 2024, options to purchase 10,416,556 shares of common stock and 3,466,057 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 2,090,367 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of March 31, 2024, options to purchase 2,609,773 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of March 31, 2024, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance – March 31, 2023	11,682,481	$8.05	8.16	$88,919
Granted	2,398,263	18.01
Exercised	(795,913)	7.30
Forfeited	(252,279)	11.96
Expired	(6,223)	8.24
Balance – March 31, 2024	13,026,329	$9.85	7.51	$293,920
Exercisable – March 31, 2024	7,518,395	$8.30	6.74	$180,535
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2024. The intrinsic value of stock options exercised during the years ended March 31, 2024 and 2023 was $22.1 million and $0.5 million, respectively. The stock options granted during the years ended March 31, 2024 and 2023 had a weighted-average fair value of $14.10 per share and $5.39 per share, respectively, at the grant date. The total grant-date fair value of stock options vested during the years ended March 31, 2024 and 2023 was $21.6 million and $17.3 million, respectively. The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Years Ended March 31,
	2024	2023
Risk-free interest rate	3.45% – 4.94%	2.74% – 4.21%
Expected term, in years	6.11	6.11
Expected volatility	93.66% – 98.15%	87.12% – 93.78%
Expected dividend yield	—%	—%
Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2023	3,692,979	$7.63
Issued	1,732,648	17.15
Vested	(1,800,305)	7.49
Forfeited	(159,265)	10.53
Nonvested as of March 31, 2024	3,466,057	$12.32
The RSUs granted during the years ended March 31, 2024 and 2023 had a weighted-average fair value of $17.15 per share and $6.79 per share, respectively, at the grant date. The total grant-date fair value of RSUs vested during the years ended March 31, 2024 and 2023 was $13.5 million and $12.9 million, respectively.

Stock-based Compensation Expense
For the years ended March 31, 2024 and 2023, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Years Ended March 31,
	2024	2023
Research and development expenses	$20,409	$14,779
General and administrative expenses	20,604	17,187
Total stock-based compensation	$41,013	$31,966

As of March 31, 2024, total unrecognized compensation expense related to nonvested stock options and RSUs was $45.6 million and $35.5 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.38 years and 2.53 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the year ended March 31, 2024 and recorded $0.1 million of stock-based compensation expense for the year ended March 31, 2023 in the accompanying consolidated statement of operations.

The RSL common share awards are valued at fair value on the date of grant and stock-based compensation expense is recognized and allocated to the Company over the required service period. The allocation of stock-based compensation for Roivant employees is based upon the relative percentage of time utilized by Roivant employees on Company matters.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the years ended March 31, 2024 and 2023, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to these RSUs. As of March 31, 2024, the amount of unrecognized compensation expense related to unvested RSL RSUs was de minimis.

Note 9 — Leases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of office space in New York, which expired on February 27, 2024 and April 29, 2024, respectively. In March 2024, the Company entered into a short-term lease with an unrelated party for office space in New York and therefore all related lease payments will be recognized in operating expenses on a straight-line basis over the lease term.

In March 2022, the Company entered into a lease agreement with an unrelated party for office space in a building in North Carolina that was scheduled to expire on March 31, 2024. In February 2024, the Company amended the lease agreement to extend the non-cancelable lease term through March 31, 2025. The amended lease agreement includes an option at the Company’s election to renew for one additional year.

These leases are classified as operating leases. The aggregate weighted-average remaining lease term was 0.7 years and 1.0 years as of March 31, 2024 and 2023, respectively. As the Company’s operating leases do not provide an implicit rate, estimated incremental borrowing rates based on the information available at the time of execution of each lease agreement were used in determining the present value of lease payments. The weighted-average incremental borrowing rate for the Company’s operating leases was 5.4% and 3.9% for the years ended March 31, 2024 and 2023, respectively. Variable lease costs such as common area costs and other operating costs are expensed as incurred and were de minimis for the years ended March 31, 2024 and 2023.

During the years ended March 31, 2024 and 2023, the Company incurred $1.2 million in rent expense and paid $1.2 million in cash related to contractual rent obligations under the operating leases. The following table provides a reconciliation of the Company’s remaining undiscounted contractual rent obligations due within each respective fiscal year ending March 31 to the operating lease liabilities recognized as of March 31, 2024 (in thousands):

Year Ending March 31,	Operating Leases
2025	$141
Total undiscounted payments	141
Less: imputed interest	(3)
Present value of operating lease liabilities	$138
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

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York alleging violations Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Following appointment of lead plaintiff and extensive briefing by the parties, including multiple amendments to the complaint and motions to dismiss, on March 29, 2024, the court dismissed the operative complaint with prejudice. On April 5, 2024, the Court entered judgment in favor of defendants. Plaintiffs did not appeal the Court’s judgment, so the litigation is now concluded. The Company has not recorded a liability related to this lawsuit.

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of March 31, 2024, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $46.2 million, of which $3.6 million, $11.7 million, $16.9 million and $14.0 million is expected to be paid during the fiscal years ending March 31, 2025, 2026, 2027 and 2029, respectively. During the years ended March 31, 2024 and 2023, the Company recorded $2.3 million and $19.8 million of research and development expenses related to the PSA. The Company made cash payments of $15.1 million related to the PSA during the year ended March 31, 2024 and recorded $2.7 million in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2024. See Note 3 - Material Agreements for additional details.

As of March 31, 2024, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of the post-COVID-19 environment, geopolitical tensions and global slowdown of economic activity, changes in inflation, heightened interest rates and a potential recession in the U.S. on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on the Company’s clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites and the results of the Company’s clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Immunovant, Inc.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Immunovant, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended March 31, 2024, and the related notes and our report dated May 29, 2024 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

May 29, 2024
Item 9B. Other Information

During the three months ended March 31, 2024, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive proxy statement for our 2024 Annual Meeting of Stockholders (“2024 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year, or March 31, 2024. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2024 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2024 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Meetings of the Board and its Committees” and “Executive Officers” and is incorporated herein by reference.

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
Item 11. Executive Compensation
The information required by this item will be contained in our 2024 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2024 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at March 31, 2024” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2024 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our 2024 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
(3) Exhibits

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
4.1	Description of Securities.	10-K	001-38906	4.3	June 29, 2020
10.1	UK Sub-Plan to the Immunovant, Inc. 2019 Equity Incentive Plan	10-Q	001-38906	10.1	February 3, 2023
10.2	Form of Stock Option Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.2	February 3, 2023
10.3	Form of Restricted Stock Unit Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.3	February 3, 2023
10.4	Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.4	February 3, 2023
10.5	Form of Stock Option Grant Notice and Option Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.5	February 3, 2023
10.6	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.6	February 3, 2023
10.7	Amended and Restated Registration Rights Agreement, dated September 29, 2019, by and among Health Sciences Acquisitions Corporation and the Investors party thereto.	8-K	001-38906	10.1	December 20, 2019
10.8	Restricted Stock Agreement, dated September 29, 2019, by and between Health Sciences Acquisitions Corporation and Health Sciences Holdings, LLC.	8-K	001-38906	10.2	December 20, 2019
10.9†	2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3	June 29, 2020
10.10.1†	Forms of Option Grant Notices and Option Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.1	June 29, 2020
10.10.2†	Forms of Restricted Stock Unit Grant Notices and Award Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.2	June 29, 2020

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
10.11†	2018 Equity Incentive Plan of Immunovant Sciences Ltd., and forms of award agreements thereunder.	8-K	001-38906	10.4	December 20, 2019
10.12†	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan.	S-4	333-256165	10.25	May 14, 2021
10.13†	Form of Indemnification Agreement.	8-K	001-38906	10.5	December 20, 2019
10.14††	License Agreement, dated December 19, 2017, by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.6	December 20, 2019
10.15	Assignment and Assumption Agreement, dated as of December 7, 2018, by and between Immunovant Sciences GmbH and Roivant Sciences GmbH, relating to the License Agreement by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.7	December 20, 2019
10.16	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences, Inc., Immunovant Sciences GmbH, IMVT Corporation (formerly Immunovant, Inc.) and Immunovant Sciences Ltd.	8-K	001-38906	10.8	December 20, 2019
10.17	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences GmbH and Immunovant Sciences GmbH.	8-K	001-38906	10.9	December 20, 2019
10.18	Amended and Restated Information Sharing and Cooperation Agreement, effective as of December 28, 2018, by and between Immunovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-38906	10.10	December 20, 2019
10.19†	Employment Agreement with Peter Salzmann, dated as of May 30, 2019.	8-K	001-38906	10.11	December 20, 2019
10.20†	Employment Agreement with Julia G. Butchko, dated as of October 9, 2019.	8-K	001-38906	10.13	December 20, 2019
10.21†	Employment Agreement with William Macias, dated as of October 25, 2021, as amended.	10-Q	001-38906	10.1	February 4, 2022
10.22†	Employment Agreement with Renee Barnett, dated as of September 14, 2021.	8-K	001-38906	10.1	September 15, 2021
10.23†	Employment Agreement with Mark Levine, dated as of January 19, 2022.	10-K	001-38906	10.16	June 8, 2022
10.24†	Employment Agreement with Jay Stout, dated as of April 11, 2023.	10-K	001-38906	10.24	May 22, 2023
10.25†	Employment Agreement with Michael Geffner, dated as of January 9, 2024.	10-Q	001-38906	10.1	February 12, 2024
10.26††	Master Services Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated April 30, 2021.	10-Q	001-38906	10.2	February 4, 2022
10.27††	Product Service Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated November 17, 2021.	10-Q	001-38906	10.3	February 4, 2022
10.28	Sales Agreement, by and between Immunovant, Inc. and Leerink Partners LLC, dated November 9, 2023.	S-3ASR	333-275419	1.2	November 9, 2023
21.1	List of Subsidiaries.	10-K	001-38906	21.1	June 8, 2022

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Immunovant Inc. Incentive Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)
___________

+	The annexes, schedules, and certain exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601 of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement.
††	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that Immunovant, Inc. treats as private or confidential.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 29, 2024

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

SIGNATURE	TITLE	DATE

/s/ Peter Salzmann	Chief Executive Officer and Director	May 29, 2024
Peter Salzmann, M.D.	(Principal Executive Officer)

/s/ Eva Renee Barnett	Chief Financial Officer	May 29, 2024
Eva Renee Barnett	(Principal Financial and Accounting Officer)
/s/ Frank M. Torti	Executive Chairperson of the Board of Directors	May 29, 2024
Frank M. Torti, M.D.

/s/ Andrew Fromkin	Director	May 29, 2024
Andrew Fromkin

/s/ Douglas Hughes	Director	May 29, 2024
Douglas Hughes

/s/ George Migausky	Director	May 29, 2024
George Migausky

/s/ Atul Pande	Director	May 29, 2024
Atul Pande, M.D.

/s/ Eric Venker	Director	May 29, 2024
Eric Venker, M.D., Pharm.D.