Form 10-Q
period 2024-06-30
Immunovant, Inc.
filed 2024-08-06
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 30, 2024, there were 146,367,374 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2024

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$560,005	$635,365
Accounts receivable	2,417	5,337
Prepaid expenses and other current assets	26,625	25,068
Total current assets	589,047	665,770
Operating lease right-of-use assets	66	133
Property and equipment, net	565	462
Total assets	$589,678	$666,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,035	$7,155
Accrued expenses	33,914	41,315
Current portion of operating lease liabilities	69	138
Total current liabilities	45,018	48,608
Total liabilities	45,018	48,608
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at June 30, 2024 and March 31, 2024	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2024 and March 31, 2024	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 146,195,673 shares issued and outstanding at June 30, 2024 and 500,000,000 shares authorized, 145,582,999 shares issued and outstanding at March 31, 2024	14	14
Additional paid-in capital	1,455,659	1,441,518
Accumulated other comprehensive income	1,820	1,908
Accumulated deficit	(912,833)	(825,683)
Total stockholders’ equity	544,660	617,757
Total liabilities and stockholders’ equity	$589,678	$666,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2024	2023
Operating expenses:
Research and development	$75,473	$50,575
Acquired in-process research and development	—	12,500
General and administrative	18,808	15,402
Total operating expenses	94,281	78,477
Interest income	(7,180)	(4,065)
Other income, net	(28)	(464)
Loss before provision (benefit) for income taxes	(87,073)	(73,948)
Provision (benefit) for income taxes	77	(11)
Net loss	$(87,150)	$(73,937)
Net loss per common share – basic and diluted	$(0.60)	$(0.57)
Weighted-average common shares outstanding – basic and diluted	146,085,729	130,503,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2024	2023
Net loss	$(87,150)	$(73,937)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(88)	270
Total other comprehensive (loss) income	(88)	270
Comprehensive loss	$(87,238)	$(73,667)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Stock options exercised and restricted stock units vested and settled	—	—	612,674	—	686	—	—	686
Capital contribution – stock-based compensation	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	13,443	—	—	13,443
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(87,150)	(87,150)
Balance at June 30, 2024	10,000	$—	146,195,673	$14	$1,455,659	$1,820	$(912,833)	$544,660

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Stock options exercised and restricted stock units vested and settled	—	—	235,566	—	890	—	—	890
Capital contribution – stock-based compensation	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	10,653	—	—	10,653
Foreign currency translation adjustments	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(73,937)	(73,937)
Balance at June 30, 2023	10,000	$—	130,565,429	$13	$939,554	$582	$(640,284)	$299,865

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net loss	$(87,150)	$(73,937)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,455	10,688
Depreciation on property and equipment	80	53
Non-cash lease expense	66	290
Changes in operating assets and liabilities:
Accounts receivable	2,927	(142)
Prepaid expenses and other current assets	(1,849)	8,262
Accounts payable	3,879	25,011
Accrued expenses	(7,538)	(17,294)
Operating lease liabilities	(69)	(301)
Net cash used in operating activities	(76,199)	(47,370)
Cash flows from investing activities
Purchase of property and equipment	(182)	(45)
Net cash used in investing activities	(182)	(45)
Cash flows from financing activities
Proceeds from stock options exercised	686	890
Net cash provided by financing activities	686	890
Effect of exchange rate changes on cash and cash equivalents	335	(47)
Net change in cash and cash equivalents	(75,360)	(46,572)
Cash and cash equivalents – beginning of period	635,365	376,532
Cash and cash equivalents – end of period	$560,005	$329,960

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. (together with its wholly owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative product pipeline includes its product candidates, IMVT-1402 and batoclimab, formerly referred to as IMVT-1401, both of which are novel, fully human, monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as simple, subcutaneous injections with dosing that the Company believes can be tailored based on disease stage and severity, IMVT-1402 and batoclimab have been observed to reduce immunoglobulin G (“IgG”) antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies.

The Company has determined that it has one operating and reporting segment.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2024, the Company’s cash and cash equivalents totaled $560.0 million and its accumulated deficit was $912.8 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of June 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

Note 2 — Summary of Significant Accounting Policies

[A] Basis of Presentation

The Company’s fiscal year ends on March 31 and its first three fiscal quarters end on June 30, September 30, and December 31, respectively. The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to current year presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended June 30, 2024 are not necessarily indicative of those expected for the year ending March 31, 2025 or for any future period. The condensed consolidated balance sheet as of March 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2024.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of June 30, 2024 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of June 30, 2024, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of June 30, 2024 and March 31, 2024, cash and cash equivalents included $520.4 million and $607.7 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time the Company has sufficient exercise history. In prior fiscal years, because the Company did not have sufficient trading history to rely on the volatility of its common stock, volatility was estimated by taking the average historical price volatility for comparable publicly traded peer companies. Beginning on April 1, 2024, the Company determined that its common stock had sufficient trading activity to utilize company-specific trading data within the assumption of volatility of the underlying shares. The expected share price volatility for the Company’s common stock is estimated using a weighted blend of the Company’s historical price volatility and the average historical price volatility for comparable publicly traded peer companies. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2024	2023
Preferred stock as converted	10,000	10,000
Stock options	14,031,041	13,582,057
Restricted stock units	4,016,235	5,021,851
Total	18,057,276	18,613,908

[J] Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2025, and subsequent interim periods, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of June 30, 2024) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reduction, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

During the quarter ended June 30, 2023, the Company achieved its third and fourth development and regulatory milestone events under the HanAll Agreement of $12.5 million, combined, which was paid in the quarter ended September 30, 2023 and recorded as acquired in-process research and development expenses in the accompanying unaudited condensed consolidated statement of operations for the three months ended June 30, 2023.

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply the Company with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. The Company previously entered in a Master Services Agreement (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of the Company’s relationship with Samsung. Upon execution of the PSA, the Company committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, the Company has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events. As of June 30, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $44.5 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	June 30, 2024	March 31, 2024
Research and development expenses	$28,292	$24,634
Accrued bonuses	3,402	14,744
Legal and other professional fees	455	465
Other expenses	1,765	1,472
Total accrued expenses	$33,914	$41,315
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

For the three months ended June 30, 2024, the Company incurred $0.1 million under the Services Agreements, which is included in the accompanying unaudited condensed consolidated statements of operations. For the three months ended June 30, 2023, the Company did not incur expenses under the Services Agreements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of office space in New York, which expired on February 27, 2024 and April 29, 2024, respectively. Rent expense under these operating leases was de minimis for the three months ended June 30, 2024. For the three months ended June 30, 2023, the Company incurred $0.3 million in rent expense under these operating leases.

Note 6 — Income Taxes

The Company’s effective tax rates were (0.09)% and 0.01% for the three months ended June 30, 2024 and 2023, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of June 30, 2024, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of June 30, 2024, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of June 30, 2024.

Common Stock

As of June 30, 2024, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 146,195,673 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	June 30, 2024	March 31, 2024
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	14,031,041	13,050,172
Restricted stock units outstanding	4,743,493	4,099,279
Equity awards available for future grants	5,675,929	2,090,367
Total	24,460,463	19,249,818

The reserved shares underlying restricted stock units above include 727,258 restricted stock units that vested but were not settled as of June 30, 2024. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of June 30, 2024. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors on or prior to March 31 of such year. On April 1, 2024, 5,823,319 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of June 30, 2024, options to purchase 11,421,268 shares of common stock and 4,016,235 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 5,675,929 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of June 30, 2024, options to purchase 2,609,773 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of June 30, 2024, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2024	13,026,329	$9.85	7.51	$293,920
Granted	1,142,576	30.52
Exercised	(62,808)	9.04
Forfeited	(75,056)	17.11
Balance - June 30, 2024	14,031,041	$11.50	7.46	$216,767
Exercisable - June 30, 2024	8,498,334	$8.70	6.70	$150,404

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended June 30,
	2024	2023
Risk-free interest rate	4.26% - 4.71%	3.45% - 3.94%
Expected term, in years	6.11	6.11
Expected volatility	81.84% - 83.31%	93.66% - 98.15%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2024	3,466,057	$12.32
Issued	1,236,565	30.14
Vested	(620,059)	12.41
Forfeited	(66,328)	19.97
Nonvested as of June 30, 2024	4,016,235	$17.67

Stock-based Compensation Expense

For the three months ended June 30, 2024 and 2023, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,
	2024	2023
Research and development expenses	$7,185	$4,878
General and administrative expenses	6,258	5,775
Total stock-based compensation	$13,443	$10,653

As of June 30, 2024, total unrecognized compensation expense related to nonvested stock options and RSUs was $63.1 million and $65.2 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.46 years and 2.67 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the three months ended June 30, 2024 and 2023 in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three months ended June 30, 2024 and 2023, stock-based compensation expense recorded by the Company related to these RSUs was de minimis. As of June 30, 2024, the amount of unrecognized compensation expense related to unvested RSL RSUs was de minimis.

Note 9 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of June 30, 2024, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

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

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of June 30, 2024, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $44.5 million, of which $1.9 million, $11.7 million, $16.9 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2025, and for the fiscal years ending March 31, 2026, 2027, and 2029, respectively. During the three months ended June 30, 2024 and 2023, the Company recorded $0.1 million and $0.7 million, respectively, of research and development expenses related to the PSA. The Company made cash payments of $1.7 million related to the PSA during the three months ended June 30, 2024 and recorded $1.8 million in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of June 30, 2024.

As of June 30, 2024, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of geopolitical tensions and global slowdown of economic activity, changes in inflation, heightened interest rates and a potential recession in the U.S. on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on the Company’s clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of the Company’s clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and (2) audited consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2024, included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2024. Unless the context requires otherwise, references in this Quarterly Report to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly owned subsidiaries.

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

Our innovative product pipeline includes IMVT-1402 and batoclimab, formerly referred to as IMVT-1401, both of which are novel, fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Our product candidates are the result of a multi-step, multi-year research program conducted in collaboration with HanAll Biopharma Co., Ltd., (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease stage and severity.

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

Likewise, IMVT-1402, our lead product candidate, has also been observed to reduce IgG antibody levels in a Phase 1 clinical trial conducted in healthy adults, similar to that observed in our original Phase 1 clinical trial of batoclimab. Importantly, although FcRn also plays a role in maintaining serum albumin levels which in turn correlate inversely with low-density lipoprotein (“LDL”) cholesterol levels, no or minimal reduction in albumin and no or minimal increases in LDL cholesterol levels were observed in study participants administered either 300 mg or 600 mg of IMVT-1402 subcutaneously once weekly for four weeks. Across both dose regimens, the changes in albumin and LDL cholesterol were similar to those observed with placebo administration. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression.

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

Our goal is to fully optimize the IMVT-1402 clinical development program consistent with its potential best-in-class profile. Our strategic priority is to build a class-leading portfolio of indications in several therapeutic areas by leveraging data derived from studies with batoclimab and from studies with other FcRn inhibitors, both approved and in development. Following a recently completed Type B meeting with the U.S. Food and Drug Administration (“FDA”), we are on track to initiate four to five potentially registrational programs for IMVT-1402 in several therapeutic areas, including endocrinology and neurology, by March 31, 2025. In support of this goal, we plan to have three Initial New Drug (“IND”) applications for IMVT-1402 activated by the end of calendar year 2024. Inclusive of these programs, by March 31, 2026, we plan to have initiated clinical trials of IMVT-1402 in a total of ten indications. The current development program for batoclimab remains important, in particular for accelerating and optimizing the registrational development program of IMVT-1402. In addition, we expect to achieve financial efficiencies in our IMVT-1402 development program by taking advantage of batoclimab data and by applying learning from publicly disclosed in-class competitor data and trial designs.

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

Recent Developments in Our Clinical Programs

IMVT-1402

In the quarter ended June 30, 2023, the FDA cleared our IND application for IMVT-1402 and we initiated a Phase 1 clinical trial in healthy adults in New Zealand after approval of the Clinical Trial Application (“CTA”) by the regulatory authority, MEDSAFE.

This Phase 1 clinical trial is ongoing. Based on trial results announced to date and the strength of its potential best-in-class profile, we plan to pursue studies with IMVT-1402 in endocrinology, neurology and other therapeutic areas, with a focus on indications representing first-in-class opportunities, classic autoantibody diseases, and diseases where IgG autoantibodies are believed to play a role. In selecting indications for development, we plan to leverage data from our batoclimab development program and also take advantage of publicly disclosed in-class competitor data, which can be used to establish proof-of-concept as well as provide insights into potentially more informative study designs.

We expect to announce an overview of our development program for IMVT-1402 in GD in the fall of calendar year 2024, supported by additional data from the batoclimab proof-of-concept study in GD that will be disclosed at the same time.

We may transition our registrational development program for CIDP from batoclimab to IMVT-1402 and the pivotal study with IMVT-1402 in CIDP may be optimized based on unblinded batoclimab CIDP data available by March 31, 2025. We may also transition our registrational development programs for MG and thyroid eye disease (“TED”) from batoclimab to IMVT-1402, with a final decision for these programs contingent on top-line data from the batoclimab studies in these indications. We expect to report top-line data from the batoclimab MG study by March 31, 2025 with potential registrational development for MG expected to transition from batoclimab to IMVT-1402 in the same timeframe. A decision regarding which asset to advance to registration in TED will be made in the first half of calendar year 2025 together with disclosing top-line data from the current batoclimab TED program.

Batoclimab

Endocrine Diseases

In the quarter ended June 30, 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany. This Phase 2 clinical trial is ongoing, with additional data, as well as an overview of our development program for IMVT-1402 in GD, expected to be announced in the fall of calendar year 2024.

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. We expect top-line results to be available in the first half of calendar year 2025, along with a decision on whether to advance batoclimab to registration in TED or pursue IMVT-1402 in this indication.

Neurological Diseases

In the quarter ended December 31, 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. To better ensure that we can optimize the level of disease activity and patient population for an IMVT-1402 clinical trial, we have decided to continue to enroll the batoclimab CIDP trial approximately two quarters longer prior to unblinding period 1 of this trial. We believe this will better ensure that the data from the batoclimab trial, combined with learning from the other CIDP trials, can be used to optimize the IMVT-1402 trial design in active CIDP by March 31, 2025.

In the quarter ended June 30, 2022, we initiated our phase 3 pivotal trial of batoclimab as a treatment for MG. Enrollment in this pivotal trial has now completed and we expect top-line data to be available by March 31, 2025. Further potential registrational development with IMVT-1402 is expected to begin in the same timeframe, with a final decision to be made based on results from the current batoclimab trial.

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including changes in inflation, the U.S. Federal Reserve raising interest rates, potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war and conflict in the Middle East, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

For additional information about risks and uncertainties related to macroeconomic events that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part II, Item 1A in this Quarterly Report.

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

For a description of our transactions under the HanAll Agreement, refer to “Note 3 – Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Product Service Agreement and Master Services Agreement

For a description of our transactions under the Product Service Agreement and Master Services Agreement with Samsung Biologics Co., Ltd., refer to “Note 3 – Material Agreements” and “Note 9 – Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Related Party Transactions

For a description of our transactions under agreements with related parties, refer to “Note 5 – Related Party Transactions” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Research and Development Expenses

We have been primarily engaged in preparing for and conducting clinical trials. Research and development expenses include therapeutic area-specific costs, as well as unallocated costs, and are net of costs reimbursable to the Company pursuant to cost-sharing arrangements with third parties.

Therapeutic area-specific costs include direct third-party costs, which include expenses incurred under agreements with contract research organizations and the cost of consultants who assist with the development of our product candidates with respect to a specific therapeutic area, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidates. Therapeutic area-specific costs also include contract manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, including under our agreement with Samsung, to the extent they can be allocated to a specific therapeutic area.

Unallocated costs include:

•personnel-related expenses for research and development personnel, which includes employee-related expenses such as salaries, benefits and other staff-related costs;
•stock-based compensation expenses for research and development personnel;
•costs allocated to us under our services agreements with Roivant Sciences Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”) (the “Services Agreements”); and
•other expenses, which include the cost of consultants who assist with our research and development but are not allocated to a specific therapeutic area.

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses as we continue our Phase 3 trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED, a pivotal Phase 2b trial of batoclimab as a treatment for CIDP and a proof-of-concept Phase 2 clinical trial of batoclimab as a treatment for GD. In addition, we are continuing our Phase 1 clinical trial of IMVT-1402 in healthy adults in New Zealand. We expect our research and development expenses to increase as we seek to execute our plan to initiate four to five potentially registrational programs for IMVT-1402 by March 31, 2025 and initiate trials of IMVT-1402 in ten indications (inclusive of the four to five programs initiated in fiscal 2025) by March 31, 2026. Our research and development expenses are also expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, increase manufacturing of IMVT-1402 and batoclimab drug substance and drug product and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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
•the potential impact of macroeconomic events, including changes in inflation, the U.S. Federal Reserve raising interest rates, potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war and the conflict in the Middle East;
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

Results of Operations for the Three Months Ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Operating expenses:
Research and development	$75,473	$50,575	$24,898
Acquired in-process research and development	—	12,500	(12,500)
General and administrative	18,808	15,402	3,406
Total operating expenses	94,281	78,477	15,804
Interest income	(7,180)	(4,065)	(3,115)
Other income, net	(28)	(464)	436
Loss before provision (benefit) for income taxes	(87,073)	(73,948)	(13,125)
Provision (benefit) for income taxes	77	(11)	88
Net loss	$(87,150)	$(73,937)	$(13,213)
Research and Development Expenses for the Three Months Ended June 30, 2024 and 2023

The following table summarizes the period-over-period changes in research and development expenses for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Change
	2024	2023*	$
Therapeutic area-specific costs:
Neurological diseases	$18,479	$11,243	$7,236
Endocrine diseases	15,913	6,319	9,594
Other clinical and nonclinical	9,494	11,476	(1,982)
Total therapeutic area-specific costs	43,886	29,038	14,848
Unallocated costs:
Personnel-related expenses including stock-based compensation	24,520	16,959	7,561
Other	7,067	4,578	2,489
Total research and development expenses	$75,473	$50,575	$24,898
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the three months ended June 30, 2024, research and development expenses increased $24.9 million as compared with the prior-year period.

For the three months ended June 30, 2024, therapeutic area-specific research and development costs, including contract manufacturing costs for drug substance, increased $14.8 million as compared with the prior-year period. Research and development costs related to neurological diseases, which include MG and CIDP, increased $7.2 million. This increase was primarily due to activities in preparation for potential future clinical trials of IMVT-1402 in neurological diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical trial. Research and development costs related to endocrine diseases, which include TED and GD, increased $9.6 million. This increase was primarily due to higher overall clinical trial costs related to our batoclimab Phase 3 clinical program and activities in preparation for potential future clinical trials of IMVT-1402 in endocrine diseases. Research and development costs related to other clinical and nonclinical activities decreased $2.0 million, reflecting lower overall costs related to our IMVT-1402 Phase 1 trial and nonclinical studies, partially offset by higher overall costs in preparation for future IMVT-1402 clinical programs.

For the three months ended June 30, 2024, unallocated research and development costs increased $10.1 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $7.6 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new therapeutic areas. In addition, other expenses increased $2.5 million, primarily reflecting higher costs to support our research and development activities to advance the clinical development of IMVT-1402 that are not related to a specific therapeutic area.

Acquired In-Process Research and Development Expenses for the Three Months Ended June 30, 2024 and 2023

There were no acquired in-process research and development expenses for the three months ended June 30, 2024. During the three months ended June 30, 2023, acquired in-process research and development expenses were $12.5 million related to the achievement of development and regulatory milestones for batoclimab as specified in the HanAll Agreement.

General and Administrative Expenses for the Three Months Ended June 30, 2024 and 2023

For the three months ended June 30, 2024, general and administrative expenses increased $3.4 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, legal and other professional fees, information technology costs and market research costs.

Interest Income

For the three months ended June 30, 2024, interest income increased $3.1 million as compared with the prior-year period, primarily reflecting interest earned on higher money market fund balances as a result of proceeds from our October 2023 underwritten public offering and concurrent private placement.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $560.0 million and $635.4 million as of June 30, 2024 and March 31, 2024, respectively. For the three months ended June 30, 2024 and 2023, we had net losses of $87.2 million and $73.9 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation, heightened interest rates and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,
	2024	2023
Net cash used in operating activities	$(76,199)	$(47,370)
Net cash used in investing activities	(182)	(45)
Net cash provided by financing activities	686	890

Operating Activities

For the three months ended June 30, 2024, $76.2 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $87.2 million and a net change in operating assets and liabilities of $2.6 million, partially offset by non-cash charges of $13.6 million. The non-cash charges consisted mainly of stock-based compensation of $13.5 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected a decrease in accrued expenses of $7.5 million, primarily reflecting payments related to employee incentive compensation, partially offset by the timing of payments and services related to our ongoing clinical trials. In addition, prepaid expenses and other current assets increased $1.8 million, driven primarily by the timing of payments and services performed related to our ongoing and planned clinical trials. These changes were partially offset by an increase in accounts payable of $3.9 million, primarily related to contract manufacturing costs, and a decrease in accounts receivable of $2.9 million, reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with a third party.

For the three months ended June 30, 2023, $47.4 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $73.9 million, partially offset by a net change in operating assets and liabilities of $15.5 million and non-cash charges of $11.0 million. The non-cash charges consisted mainly of stock-based compensation of $10.7 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected $25.0 million of higher accounts payable, driven by $12.5 million payable as a result of the achievement of our third and fourth development and regulatory milestones under the HanAll Agreement, which was paid in the quarter ended September 30, 2023, as well as the timing and level of payments related to contract manufacturing and research and development costs related to our clinical trials. Prepaid expenses and other current assets decreased $8.3 million, driven primarily by the timing of payments related to our ongoing clinical trials. These changes were partially offset by a decrease in accrued expenses of $17.3 million, primarily reflecting payments for contract manufacturing costs.

Investing Activities

For the three months ended June 30, 2024 and 2023, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2024 and 2023, cash provided by financing activities consisted of proceeds from the exercise of stock options.

Material Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, for advancing our clinical and nonclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our net losses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of IMVT-1402 or batoclimab manufacturing, HanAll milestone payments and our expenditures on other research and development activities.

Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our short-term and long-term material cash requirements as of June 30, 2024 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of June 30, 2024, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $44.5 million, of which $1.9 million, $11.7 million, $16.9 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2025, and for the fiscal years ending March 31, 2026, 2027 and 2029, respectively. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of June 30, 2024, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of June 30, 2024) upon the achievement of certain regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement and made a $12.5 million milestone payment in the quarter ended September 30, 2023 in accordance with the terms of the agreement.

Outlook

We currently expect that our existing cash and cash equivalents as of June 30, 2024 of $560.0 million will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and in the long term beyond the next 12 months.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2024, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2024 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2024, we had cash and cash equivalents of $560.0 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of June 30, 2024.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitation on the Effectiveness of Internal Control

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

For a description of our legal proceedings, refer to “Note 9 – Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report.

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

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of IMVT-1402. Our business currently depends on the successful completion of our clinical trials for and subsequent regulatory approval and commercialization of our product candidates, which is uncertain. Delays or failures in the clinical trials for our product candidates, such as the voluntary pause of our batoclimab clinical trials announced in February 2021 and resulting inconclusive study results, have and could in the future significantly impact and harm our business. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

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

In light of the entry into application of the CTR on January 31, 2022, we are transitioning clinical trials for which we have obtained regulatory approvals in accordance with the CTD to the regulatory framework of the CTR. Transition of clinical trials governed by the CTD to the CTR is required for clinical trials that will have at least one site active in the E.U. on January 30, 2025. A transitioning application must be submitted to the competent authorities of E.U. Member States through the Clinical Trials Information Systems and related regulatory approval obtained to continue the clinical trial past January 30, 2025. This activity requires financial, technical and human resources. If we are unable to transition our clinical trials in time, the conduct of those clinical trials may be negatively impacted.

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

Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, limited trial site capacity and staffing as a result of healthcare worker shortages, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. Our product candidates are focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts for batoclimab on the treatment of MG, TED, CIDP and GD with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner, and could be faced with limited patient pools if we pursue these and certain other indications for IMVT-1402.

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

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In addition, preclinical testing may not adequately uncover drug side effects. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our Phase 1 and Phase 2 clinical trials of batoclimab or in the Phase 1 trial of IMVT-1402 will be observed in any future clinical trials or that such reductions in IgG antibodies will result in clinical benefit that is sufficient to demonstrate that the efficacy endpoints of the study are met. Likewise, positive results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and lack statistical significance, which further limits the reliability of such data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after positive results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings observed while clinical trials were underway and safety or efficacy observations in clinical trials.

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

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including GD, MG, CIDP and TED. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for certain indications we are pursuing and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product candidates, if approved, provide an attractive alternative to existing standard of care and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents in the same class as IMVT-1402 and batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In June 2023, the FDA approved VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of generalized myasthenia gravis (“gMG”) in adults who test positive for the AChR antibody. Previously, the FDA approved VYVGART (efgartigimod alfa-fcab) in the same patient population in December 2021. In June 2023, the FDA also approved RYSTIGGO® (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase antibody positive. In February 2024, Johnson & Johnson reported positive top-line results for nipocalimab from a Phase 3 pivotal study in gMG. In June 2024, the FDA expanded the label for VYVGART Hytrulo to include the treatment of CIDP. Viridian Therapeutics is developing a portfolio of engineered FcRn inhibitors, including VRDN-006 and VRDN-008, that are currently in preclinical development and have the potential to treat a broad array of autoimmune diseases.

Our product candidates, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS® (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include ULTOMIRIS® (ravulizumab-cwvz), which was approved in April 2022, and ZILBRYSQ® (zilucoplan), approved in October 2023. Inebilizumab (Amgen), a CD19-targeted humanized monoclonal antibody, is currently in Phase 3 development.

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
•demonstrate through our clinical trials that IMVT-1402, batoclimab, or any future product candidate is differentiated from existing and future therapies;
•attract qualified scientific, product development, manufacturing and commercial personnel;
•obtain patent or other proprietary protection for IMVT-1402, batoclimab, or any future product candidates;
•obtain required regulatory approvals, including approvals to market IMVT-1402, batoclimab, or any future product candidate we develop, in ways that are differentiated from existing and future products and treatments;
•have commercial quantities of any approved product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•successfully commercialize IMVT-1402, batoclimab, or any future product candidate, if approved;
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

Market acceptance of new products for the treatment of the indications we pursue with our product candidates, including MG, CIDP, GD and TED, may also be affected by the perception that existing available treatments are sufficient to treat the majority of these patients. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions and shown clinical benefit by meeting their efficacy endpoints in completed clinical trials to date. In addition, the potential patient population for certain autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

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

Although we intend to seek additional orphan drug designations for our product candidates where available from the FDA, the European Commission and other regulatory authorities, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain orphan drug designation for IMVT-1402 from any regulatory authority, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in European countries, it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or applicable regulatory authority later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or foreign regulatory authority review and approval process.

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

Legislators, policymakers and healthcare insurance funds in the E.U. may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of E.U. and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

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

Our business could be adversely affected by health epidemics wherever we have clinical trial sites or other business operations. In addition, health epidemics could cause significant disruption in the operations of third-party manufacturers, CROs and other third parties upon whom we rely. For example, restrictions imposed by healthcare facilities during the COVID-19 pandemic impacted clinical site activation and patient enrollment due to limited access, capacity and staffing shortages, resulting in a backlog of patient enrollment and delayed site initiations across the industry. Our inability to successfully recruit and retain patients and principal investigators and site staff could adversely impact our clinical trial operations.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $87.2 million and $73.9 million for the three months ended June 30, 2024 and 2023, respectively. As of June 30, 2024, we had an accumulated deficit of $912.8 million.

We expect to continue to incur substantial and increasing losses through the commercialization of batoclimab, IMVT-1402, or any future product candidate, if approved, and we currently have no products that are approved for commercial sale. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for such product candidate and manufacture and successfully commercialize such product candidate alone or in collaboration with others. We cannot assure you that we will be able to achieve or maintain profitability even if we successfully commercialize batoclimab, IMVT-1402, or any future product candidate. If we do successfully obtain regulatory approval to market a product candidate, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we obtain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates, the reimbursement environment for our product candidates and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities for batoclimab, IMVT-1402, or any future product candidate is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such product candidate, even if approved. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations.

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

We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA and equivalent foreign regulations and guidelines, including the International Council for Harmonization guidelines, enforced by foreign regulatory authorities for IMVT-1402, batoclimab, or any of our future product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations and our reliance on the CROs does not relieve us of our regulatory responsibilities. Therefore, the success of our clinical trials depends on our ability to maintain and continuously improve our quality management program to monitor our CROs’ compliance with applicable regulations. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and regulatory risks for us as sponsors of those studies. Further, our or our CROs’ inability to address a quality or safety issue may result in, among others, adverse inspection reports, warning letters, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

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

If we are unable to obtain and maintain patent protection for IMVT-1402, batoclimab, or any future product candidates or if the scope of the patent protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to IMVT-1402, batoclimab, and any future product candidates and their uses. We seek to protect our proprietary position by filing patent applications in the U.S. and abroad in the Licensed Territory related to our current and future drug development programs and product candidates, successfully defending our intellectual property rights against third-party challenges and successfully enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

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

Publications of discoveries in scientific literature often lag behind the actual discoveries and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not until a patent issues. Therefore, we cannot know with certainty whether we were the first to make the inventions claimed in our owned or licensed patents or pending patent applications or that we were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect IMVT-1402, batoclimab, or any future product candidates, in whole or in part, or which effectively prevent others from commercializing competitive products. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Moreover, we may be subject to a third-party pre-issuance submission of prior art to the USPTO or become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings challenging our owned or licensed patent rights. An adverse determination in any such submission, proceeding or litigation could reduce the scope of or invalidate our patent rights, allow third parties to commercialize IMVT-1402, batoclimab, or any future product candidates and compete directly with us without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize IMVT-1402, batoclimab, or any future product candidates.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices, both in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection of our products. Moreover, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, is limited. Without patent protection for IMVT-1402, batoclimab, or any future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

The validity, scope and enforceability of any patents that cover a biologic subject to approval by the FDA via a BLA, such as batoclimab, can be challenged by third parties.

For biologics subject to approval by the FDA via a BLA, such as IMVT-1402 or batoclimab, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA, requires a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of or render unenforceable some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could limit our ability to prevent third parties from competing with IMVT-1402, batoclimab, or any future product candidates.

We may not be able to protect or enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on IMVT-1402, batoclimab, or any future product candidates in all countries throughout the world would be prohibitively expensive and even in countries where we have sought protection for our intellectual property, such protection may be less extensive than that provided in the U.S. The requirements for patentability may differ in certain countries, particularly developing countries and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect patent rights to the same extent as federal laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in certain jurisdictions. Competitors may exploit our inventions in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

We do not have rights to develop, manufacture, use or commercialize IMVT-1402, batoclimab, or other assets licensed from HanAll in jurisdictions outside the Licensed Territory. One or more third parties may challenge patents corresponding to the patent portfolio licensed to us from HanAll in jurisdictions outside the Licensed Territory and HanAll may not reasonably cooperate in the defense and enforcement of such patents with us, which could impair our ability to defend or enforce our rights to corresponding patents in jurisdictions within the Licensed Territory.

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

As of July 30, 2024, RSL beneficially owned approximately 54.5% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, if and to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One proposal) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two proposal). A number of countries in which we have group entities or conduct business (including, the U.K., Switzerland and Bermuda) have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we currently expect to be outside the scope of both the Pillar One and Pillar Two rules but could fall within their scope in the future, which could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business or have group entities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2024, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Retirement of Chief Development Officer

On August 2, 2024, Julia Butchko notified us of her intention to retire from her position as Chief Development Officer of the Company. Dr. Butchko’s resignation is expected to become effective on or about September 20, 2024. Dr. Butchko’s decision to retire was not the result of any disagreement with us on any matter relating to our operations, policies or practices. We thank Dr. Butchko for her service to the Company and wish her the best in her future endeavors.

We expect to enter into a separation agreement with Dr. Butchko providing for a general release of claims in favor of the Company. In addition, our board of directors has agreed to extend the post-termination exercise period of all of her vested and outstanding options granted under the Company’s 2019 Equity Incentive Plan, as amended, such that the final date upon which Dr. Butchko may exercise such a vested option shall be the earlier of December 31, 2025 or the final day of the original term of such option.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

Immunovant, Inc.

Date: August 6, 2024	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer