Form 10-Q
period 2024-09-30
Immunovant, Inc.
filed 2024-11-07
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 1, 2024, there were 146,784,639 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2024

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

•Our business could be adversely affected by economic downturns, changes in inflation and interest rates, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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

•We have expanded our organization and plan to continue to do so and we may experience difficulties in managing this growth, which could disrupt our operations.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$472,941	$635,365
Accounts receivable	1,876	5,337
Prepaid expenses and other current assets	32,555	25,068
Total current assets	507,372	665,770
Operating lease right-of-use assets	45	133
Other assets	7,619	—
Property and equipment, net	671	462
Total assets	$515,707	$666,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$20,727	$7,155
Accrued expenses	45,879	41,315
Current portion of operating lease liabilities	47	138
Total current liabilities	66,653	48,608
Total liabilities	66,653	48,608
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at September 30, 2024 and March 31, 2024	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2024 and March 31, 2024	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 146,565,049 shares issued and outstanding at September 30, 2024 and 500,000,000 shares authorized, 145,582,999 shares issued and outstanding at March 31, 2024	14	14
Additional paid-in capital	1,469,082	1,441,518
Accumulated other comprehensive income	1,910	1,908
Accumulated deficit	(1,021,952)	(825,683)
Total stockholders’ equity	449,054	617,757
Total liabilities and stockholders’ equity	$515,707	$666,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Operating expenses:
Research and development	$97,272	$47,959	$172,745	$98,534
Acquired in-process research and development	—	—	—	12,500
General and administrative	18,471	13,841	37,279	29,243
Total operating expenses	115,743	61,800	210,024	140,277
Interest income	(6,073)	(3,572)	(13,254)	(7,637)
Other income, net	(629)	(20)	(657)	(484)
Loss before provision for income taxes	(109,041)	(58,208)	(196,113)	(132,156)
Provision for income taxes	78	454	156	443
Net loss	$(109,119)	$(58,662)	$(196,269)	$(132,599)
Net loss per common share – basic and diluted	$(0.74)	$(0.45)	$(1.34)	$(1.01)
Weighted-average common shares outstanding – basic and diluted	146,468,991	131,155,642	146,313,696	130,872,717

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(109,119)	$(58,662)	$(196,269)	$(132,599)
Other comprehensive income:
Foreign currency translation adjustments	90	69	2	339
Total other comprehensive income	90	69	2	339
Comprehensive loss	$(109,029)	$(58,593)	$(196,267)	$(132,260)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Stock options exercised and restricted stock units vested and settled	—	—	612,674	—	686	—	—	686
Capital contribution – stock-based compensation	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	13,443	—	—	13,443
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(87,150)	(87,150)
Balance at June 30, 2024	10,000	$—	146,195,673	$14	$1,455,659	$1,820	$(912,833)	$544,660
Stock options exercised and restricted stock units vested and settled	—	—	369,376	—	730	—	—	730
Capital contribution – stock-based compensation	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	12,685	—	—	12,685
Foreign currency translation adjustments	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	(109,119)	(109,119)
Balance at September 30, 2024	10,000	$—	146,565,049	$14	$1,469,082	$1,910	$(1,021,952)	$449,054

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Stock options exercised and restricted stock units vested and settled	—	—	235,566	—	890	—	—	890
Capital contribution – stock-based compensation	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	10,653	—	—	10,653
Foreign currency translation adjustments	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(73,937)	(73,937)
Balance at June 30, 2023	10,000	$—	130,565,429	$13	$939,554	$582	$(640,284)	$299,865
Stock options exercised and restricted stock units vested and settled	—	—	876,595	—	148	—	—	148
Capital contribution – stock-based compensation	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	10,501	—	—	10,501
Foreign currency translation adjustments	—	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	—	(58,662)	(58,662)
Balance at September 30, 2023	10,000	$—	131,442,024	$13	$950,231	$513	$(698,946)	$251,811

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net loss	$(196,269)	$(132,599)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	26,148	21,217
Depreciation on property and equipment	169	109
Non-cash lease expense	88	583
Changes in operating assets and liabilities:
Accounts receivable	3,344	(703)
Prepaid expenses and other current assets	(6,541)	7,240
Other assets	(8,071)	—
Accounts payable	13,248	6,096
Accrued expenses	3,130	(8,767)
Operating lease liabilities	(92)	(606)
Net cash used in operating activities	(164,846)	(107,430)
Cash flows from investing activities
Purchase of property and equipment	(378)	(79)
Net cash used in investing activities	(378)	(79)
Cash flows from financing activities
Proceeds from stock options exercised	1,416	1,038
Net cash provided by financing activities	1,416	1,038
Effect of exchange rate changes on cash and cash equivalents	1,384	(133)
Net change in cash and cash equivalents	(162,424)	(106,604)
Cash and cash equivalents – beginning of period	635,365	376,532
Cash and cash equivalents – end of period	$472,941	$269,928
Supplemental disclosure of cash paid:
Income taxes	$301	$—

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2024, the Company’s cash and cash equivalents totaled $472.9 million and its accumulated deficit was $1,022.0 million.

The Company has not generated any revenues to date and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for IMVT-1402, batoclimab or any future product candidate. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of September 30, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended September 30, 2024 are not necessarily indicative of those expected for the year ending March 31, 2025 or for any future period. The condensed consolidated balance sheet as of March 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2024.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of September 30, 2024 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of September 30, 2024, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of September 30, 2024 and March 31, 2024, cash and cash equivalents included $431.9 million and $607.7 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended September 30,
	2024	2023
Preferred stock as converted	10,000	10,000
Stock options	13,596,262	13,372,356
Restricted stock units	3,650,581	4,036,663
Total	17,256,843	17,419,019

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of September 30, 2024) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reduction, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy, or (iii) certain force majeure events. As of September 30, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	September 30, 2024	March 31, 2024
Research and development expenses	$37,462	$24,634
Accrued bonuses	7,064	14,744
Legal and other professional fees	299	465
Other expenses	1,054	1,472
Total accrued expenses	$45,879	$41,315
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

For the three and six months ended September 30, 2024, the Company incurred $0.3 million and $0.4 million, respectively, under the Services Agreements, which is included in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended September 30, 2023, the Company did not incur expenses under the Services Agreements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of office space in New York, which expired on February 27, 2024 and April 29, 2024, respectively. There was no rent expense under these operating leases for the three months ended September 30, 2024 and rent expense under these operating leases was de minimis for the six months ended September 30, 2024. For the three and six months ended September 30, 2023, the Company incurred $0.3 million and $0.6 million, respectively, in rent expense under these operating leases.

Note 6 — Income Taxes

The Company’s effective tax rates were (0.07)% and (0.78)% for the three months ended September 30, 2024 and 2023, respectively, and (0.08)% and (0.34)% for the six months ended September 30, 2024 and 2023, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of September 30, 2024, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of September 30, 2024, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of September 30, 2024.

Common Stock

As of September 30, 2024, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 146,565,049 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	September 30, 2024	March 31, 2024
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	13,596,262	13,050,172
Restricted stock units outstanding	4,436,477	4,099,279
Equity awards available for future grants	6,048,348	2,090,367
Total	24,091,087	19,249,818

The reserved shares underlying restricted stock units above include 785,896 restricted stock units that vested but were not settled as of September 30, 2024. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of September 30, 2024. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors on or prior to March 31 of such year. On April 1, 2024, 5,823,319 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of September 30, 2024, options to purchase 10,988,489 shares of common stock and 3,650,581 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 6,048,348 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of September 30, 2024, options to purchase 2,607,773 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of September 30, 2024, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2024	13,026,329	$9.85	7.51	$293,920
Granted	1,242,430	30.44
Exercised	(150,025)	8.65
Forfeited	(522,472)	14.61
Balance - September 30, 2024	13,596,262	$11.56	6.88	$235,080
Exercisable - September 30, 2024	8,975,814	$8.76	6.06	$177,257

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Risk-free interest rate	3.59% - 4.16%	4.10% - 4.62%	3.59% - 4.71%	3.45% - 4.62%
Expected term, in years	6.11	6.11	6.11	6.11
Expected volatility	80.03% - 80.75%	97.68% - 97.81%	80.03% - 83.31%	93.66% - 98.15%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2024	3,466,057	$12.32
Issued	1,544,038	30.04
Vested	(960,856)	11.99
Forfeited	(398,658)	16.90
Nonvested as of September 30, 2024	3,650,581	$19.40

Stock-based Compensation Expense

For the three and six months ended September 30, 2024 and 2023, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Research and development expenses	$6,756	$5,182	$13,941	$10,060
General and administrative expenses	5,929	5,319	12,187	11,094
Total stock-based compensation	$12,685	$10,501	$26,128	$21,154

As of September 30, 2024, total unrecognized compensation expense related to nonvested stock options and RSUs was $53.8 million and $62.8 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.33 years and 2.60 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the three and six months ended September 30, 2024 and 2023 in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three and six months ended September 30, 2024 and 2023, stock-based compensation recorded by the Company related to these RSUs was de minimis. As of September 30, 2024, the amount of unrecognized compensation expense related to unvested RSL RSUs was de minimis.

Note 9 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of September 30, 2024, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

In February 2021, a putative securities class action complaint was filed against the Company and certain of its current and former officers in the U.S. District Court for the Eastern District of New York alleging violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934. Following appointment of lead plaintiff and extensive briefing by the parties, including multiple amendments to the complaint and motions to dismiss, on March 29, 2024, the court dismissed the operative complaint with prejudice. On April 5, 2024, the Court entered judgment in favor of defendants. Plaintiffs did not appeal the Court’s judgment, so the litigation is now concluded. The Company has not recorded a liability related to this lawsuit.

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of September 30, 2024, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $43.6 million, of which $3.0 million, $12.6 million, $14.0 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2025, and for the fiscal years ending March 31, 2026, 2027, and 2029, respectively. During the three and six months ended September 30, 2024, the Company recorded $0.1 million and $0.2 million, respectively, of research and development expenses related to the PSA. During the three and six months ended September 30, 2023, the Company recorded $0.6 million and $1.3 million, respectively, of research and development expenses related to the PSA. The Company made cash payments of $2.6 million related to the PSA during the six months ended September 30, 2024 and recorded $1.9 million in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of September 30, 2024.

As of September 30, 2024, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of geopolitical tensions and global slowdown of economic activity, changes in inflation and interest rates, and a potential recession in the U.S. on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on the Company’s clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of the Company’s clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

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

Overview

We are a clinical-stage immunology company pursuing a broad anti-FcRn strategy based on the potential best-in-class profile of our lead asset, IMVT-1402, and informed by the breadth of the class, in which 23 indications have been publicly announced for study by multiple companies to date. We expect to initiate programs evaluating IMVT-1402 in several therapeutic areas, including rheumatology, endocrinology and neurology. To address the unmet needs of people with autoantibody-driven diseases, we are committed to initiating a broad set of late-stage programs for IMVT-1402, including first-in-class indications such as Graves’ disease (“GD”), classic autoantibody indications such as myasthenia gravis (“MG”) and other indications with positive in-class data such as chronic inflammatory demyelinating polyneuropathy (“CIDP”) and rheumatoid arthritis (“RA”). We expect to leverage disease state insights, clinical trial data observed to date within the anti-FcRn class, and operational experience from past and ongoing batoclimab studies and trials to inform and accelerate the development of IMVT-1402.

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

Our goal is to fully optimize the IMVT-1402 clinical development program consistent with its potential best-in-class profile. Our strategic priority is to build a class-leading portfolio of indications in several therapeutic areas by leveraging data derived from studies with batoclimab and from studies with other FcRn inhibitors, both approved and in development. We are on track to initiate four to five potentially registrational programs for IMVT-1402 in several therapeutic areas, including rheumatology, endocrinology and neurology, by March 31, 2025, and exceeded the goal of having three Initial New Drug (“IND”) applications for IMVT-1402 cleared by the end of calendar year 2024, with five IND applications now active for IMVT-1402. Inclusive of these programs, by March 31, 2026, we plan to have initiated clinical trials of IMVT-1402 in a total of ten indications. The current development program for batoclimab remains important, in particular for accelerating and optimizing the registrational development program of IMVT-1402. In addition, we expect to achieve financial efficiencies in our IMVT-1402 development program by taking advantage of batoclimab data and by applying learning from publicly disclosed in-class competitor data and trial designs.

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

Based on trial results announced to date and the strength of its potential best-in-class profile, we plan to pursue studies with IMVT-1402 in rheumatology, endocrinology, neurology and other therapeutic areas, with a focus on indications representing first-in-class opportunities, classic autoantibody diseases, and diseases where IgG autoantibodies are believed to play a role. In selecting indications for development, we plan to leverage data from our batoclimab development program and also take advantage of publicly disclosed in-class competitor data, which can be used to establish proof-of-concept as well as provide insights into potentially more informative study designs.

Endocrine Diseases

IMVT-1402 as a Potential Treatment for Graves’ Disease

Data from our Phase 2 proof of concept trial evaluating batoclimab in GD demonstrate the potential of FcRn inhibition for the treatment of GD by modifying the underlying disease pathology, which is driven by thyroid-stimulating hormone receptor autoantibodies (“TRAb”). In addition, the data represent strong evidence that deeper IgG reduction correlates with better clinical outcomes in GD.

Current Treatment Paradigm

The treatment of GD has seen minimal innovation in treatment options over the past 70-plus years. Anti-thyroid drugs (“ATDs”), as the only existing pharmacological therapy, do not address the underlying disease pathology characterized by high levels of TRAb. A conservative analysis of Inovalon claims data estimates that the prevalence and incidence of GD patients is approximately 880,000 and 65,000 in the U.S. Further, market-sizing analyses by various methods suggest that 25-30% of GD patients are relapsed, uncontrolled on or intolerant to ATDs, representing a potentially significant unmet medical need.

GD Pivotal Study

In September 2024 we announced receipt of IND clearance from the FDA for IMVT-1402 in GD. Leveraging the data from the batoclimab proof-of-concept trial, we expect to initiate a pivotal trial by December 31, 2024 to evaluate IMVT-1402 in Graves’ patients who are hyperthyroid despite treatment with ATDs.

The IMVT-1402 pivotal study is a randomized, placebo-controlled, 52-week trial in Graves’ disease patients who are hyperthyroid (as evidenced by TRAb levels) despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study will enroll approximately 240 participants randomized (1:1:1) to one of two blinded treatment groups each receiving IMVT-1402, 600 mg weekly by subcutaneous injection (“SC”), or a matched placebo group. Participants will be evaluated over two consecutive 26-week blinded treatment periods. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. Following the initial 26-week period, participants in the group 2 IMVT-1402 treatment group will be assigned to either continued treatment with IMVT-1402 at the same dose or matching placebo for the second 26-week study period based on the participant’s TRAb value and euthyroid status determined at week 26. The study’s primary endpoint will evaluate the proportion of participants who are euthyroid and off ATD at study week 26. A key secondary endpoint will measure the proportion of participants who become euthyroid and stop ATD treatment at week 52.

More details on the study design are described in the figure below:

GD Pivotal Trial Design

Rheumatology Diseases

IMVT-1402 as a Potential Treatment for Rheumatoid Arthritis

RA Overview

RA is a chronic progressive autoimmune disease that causes inflammation in the joints and surrounding tissues. Inadequate control of the joint inflammation associated with RA may result in irreversible joint erosions. RA is the most common systemic autoimmune disease. The exact cause of RA is not completely known but is associated with a variety of genetic, hormonal and environmental factors. RA can occur at any age, but it is more commonly diagnosed in middle age and women are more likely to be affected than men. RA affects 18 million persons globally and 1.5 million persons in the United States. Several autoantibodies have been identified in RA. Among these are rheumatoid factor (“RF”) and anti-citrullinated protein antibodies (“ACPA”). These RA-specific autoantibodies are found in 70-80% of RA patients and amplify inflammation via immune complex formation. Autoantibodies are associated with severe disease and poor outcomes on current available therapies. An estimated 5% to 20% of RA patients are characterized as having difficult-to-treat (“D2T”) RA due to a failure to respond to two or more biologic or targeted synthetic disease modifying anti-rheumatic drugs (“DMARDs”).

Current Treatment Paradigm

Currently available treatments used to help control joint inflammation include a variety of conventional oral, targeted synthetic and biologic DMARDs, most of which reduce cytokines. For D2T RA patients, who remain symptomatic despite multiple lines of treatment, there remains a significant unmet need.

Because of the role of FcRn in preventing degradation of IgG autoantibodies, such as ACPAs, FcRn inhibition is an attractive mechanism as a potential treatment for ACPA-positive RA. Recent in-class anti-FcRn data from a Phase 2a placebo-controlled, proof-of-concept trial evaluating nipocalimab in patients with RA demonstrated that both higher baseline ACPA levels and deeper ACPA reduction correlated with better clinical improvement with nipocalimab treatment.

RA Pivotal Study

Having received FDA clearance of the IND for IMVT-1402 in RA, we plan to initiate a potentially registrational trial evaluating our lead asset IMVT-1402 in D2T RA by March 31, 2025. The trial is expected to build on in-class learning in terms of its target population (enriched for above-normal ACPA levels) and study design (open-label lead-in followed by randomized withdrawal). The trial is expected to enroll approximately 120 participants into an initial 16-week open-label, active treatment period, followed by a blinded, randomized withdrawal period of 12 weeks. To ensure the enrollment of patients with active D2T RA, the trial inclusion criteria require elevated ACPA levels and prior inadequate response to 2 or 3 (but no more than 3) biologic or target synthetic DMARDs. The study will leverage IMVT-1402’s higher dose (600 mg) during the open-label induction phase of the trial with the intent of maximizing reduction in ACPA levels. For participants achieving a response at weeks 14 and 16 per the American College of Rheumatology (“ACR”) response criteria ACR20, the primary endpoint will assess the proportion of such participants who maintain the ACR20 response at week 28.

More details on the study design are described in the figure below:

RA Pivotal Study Design

Neurological Diseases

IMVT-1402 as a Potential Treatment for Myasthenia Gravis

We may transition our registrational development programs for MG from batoclimab to IMVT-1402, with a final decision for this program contingent on top-line data from the batoclimab study in this indication. We expect to report top-line data from the batoclimab MG study by March 31, 2025 with potential registrational development for MG expected to transition from batoclimab to IMVT-1402 in the same timeframe.

IMVT-1402 as a Potential Treatment for Chronic Inflammatory Demyelinating Polyneuropathy

We may transition our registrational development program for CIDP from batoclimab to IMVT-1402 and the pivotal study with IMVT-1402 in CIDP may be optimized based on unblinded batoclimab CIDP data available by March 31, 2025.

Batoclimab

Endocrine Diseases

In September 2024, we announced additional data from our proof-of-concept Phase 2 clinical trial in uncontrolled GD, which enrolled patients who remained hyperthyroid despite ATD therapy. Participants in the trial received 12 weeks of high dose batoclimab, 680 mg weekly SC followed by 12 weeks of lower dose batoclimab, 340 mg weekly SC. At the end of the first 12 weeks, participants experienced a mean IgG reduction of 77% leading to a 76% response rate (defined as T3 and T4 falling below the upper limit of normal (“ULN”) without increasing the ATD dose). Also, by the end of 12 weeks of higher dose batoclimab, 56% of subjects achieved an ATD-Free Response (defined as T3 and T4 falling below the ULN and the patient simultaneously tapering completely off their ATD). Despite benefiting from a lower starting IgG level after 12 weeks of 680 mg therapy, during weeks 13 to 24, the lower 340 mg dose of batoclimab resulted in mean IgG reduction of 65% (vs. 77% on 680 mg dose) with a correspondingly lower responder rate of 68%. In addition, a lower ATD-Free Response rate of 36% was also observed in the second 12 weeks. Finally, patients who achieved at least a 70% IgG reduction at the end of the evaluation period had nearly a threefold higher ATD-Free Response rate than those who did not (60% vs. 23%). Batoclimab was generally well tolerated with no new safety signals observed.

In November 2024, additional incremental data observed in the study for certain thyroidal and extrathyroidal manifestations of GD were presented at the American Thyroid Association 2024 Annual Meeting. These data show that a 60% response rate was achieved by week 2, demonstrating the rapidity of response to batoclimab 680 mg dosed weekly. Meaningful improvements in proptosis and lid aperture were also observed at both week 12 and week 24. Pronounced improvements in multiple Thyroid-Related Patient-Reported Outcomes (ThyPRO-39) measurement scales were also observed, with ATD-Free Responders reporting greater improvements than other participants. This clinical trial is ongoing.

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. Over the course of the program to date, we observed increasing competition for patients with TED to participate in clinical trials. We completed a robust review of the inclusion and exclusion criteria of our Phase 3 batoclimab clinical trials in TED to determine if modifications could be made to improve patient enrollment without a resulting negative impact to the potential clinical trial results. In conjunction with input from key opinion leaders, we determined that no such modifications should be made, and we are therefore continuing enrollment in the study with the inclusion and exclusion criteria as originally designed to maximize effect size on proptosis response in TED. As a result, we expect top-line results to be available in the second half of calendar year 2025, along with a decision on whether to advance batoclimab to registration in TED or pursue IMVT-1402 in this indication.

Neurological Diseases

In the quarter ended December 31, 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. Enrollment is completed for patients to be included in the period 1 top-line results, which are expected by March 31, 2025. We believe data from this batoclimab trial, combined with learning from other trials in CIDP, can be used to optimize the IMVT-1402 trial design in active CIDP patients.

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

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including changes in inflation and interest rates, a potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war and conflict in the Middle East, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses as we continue our Phase 3 trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED, a pivotal Phase 2b trial of batoclimab as a treatment for CIDP and a proof-of-concept Phase 2 clinical trial of batoclimab as a treatment for GD. With respect to our IMVT-1402 development activities, our Phase 1 clinical trial of IMVT-1402 in New Zealand remains open and we anticipate initiating pivotal trials of IMVT-1402 in GD by December 31, 2024 and RA by March 31, 2025. Our research and development expenses are expected to further increase as we seek to execute our plan to initiate an additional two to three potentially registrational programs for IMVT-1402 in other indications by March 31, 2025 and ultimately initiate trials of IMVT-1402 in a total of ten indications (inclusive of those programs to be initiated in fiscal 2025) by March 31, 2026. Our research and development expenses are also expected to continue to increase over the next several years as we hire personnel and our compensation costs increase, increase manufacturing of IMVT-1402 and batoclimab drug substance and drug product and prepare to seek regulatory approval for our product candidates. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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
•the potential impact of macroeconomic events, including changes in inflation and interest rates, a potential recession in the U.S., recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and the Russia-Ukraine war and the conflict in the Middle East;
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

Results of Operations for the Three Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$97,272	$47,959	$49,313
General and administrative	18,471	13,841	4,630
Total operating expenses	115,743	61,800	53,943
Interest income	(6,073)	(3,572)	(2,501)
Other income, net	(629)	(20)	(609)
Loss before provision (benefit) for income taxes	(109,041)	(58,208)	(50,833)
Provision (benefit) for income taxes	78	454	(376)
Net loss	$(109,119)	$(58,662)	$(50,457)
Research and Development Expenses for the Three Months Ended September 30, 2024 and 2023

The following table summarizes the period-over-period changes in research and development expenses for the three months ended September 30, 2024 and 2023 (in thousands):

	Three Months Ended September 30,		Change
	2024	2023*	$
Therapeutic area-specific costs:
Neurological diseases	$29,614	$5,133	$24,481
Endocrine diseases	14,887	8,431	6,456
Rheumatology diseases	7,219	—	7,219
Other clinical and nonclinical	7,903	11,875	(3,972)
Total therapeutic area-specific costs	59,623	25,439	34,184
Unallocated costs:
Personnel-related expenses including stock-based compensation	26,319	17,048	9,271
Other	11,330	5,472	5,858
Total research and development expenses	$97,272	$47,959	$49,313
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the three months ended September 30, 2024, research and development expenses increased $49.3 million as compared with the prior-year period.

For the three months ended September 30, 2024, therapeutic area-specific research and development costs, including contract manufacturing costs for drug substance, increased $34.2 million as compared with the prior-year period. Research and development costs related to neurological diseases, which include MG and CIDP, increased $24.5 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in neurological diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical trial. Research and development costs related to endocrine diseases, which include TED and GD, increased $6.5 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in endocrine diseases and, to a lesser extent, higher overall clinical trial costs related to our batoclimab Phase 3 clinical program. Research and development costs related to rheumatology diseases of $7.2 million in the current-year period reflected preparation for potential future clinical trials of IMVT-1402. Research and development costs related to other clinical and nonclinical activities decreased $4.0 million, reflecting lower overall costs related to our IMVT-1402 Phase 1 trial and nonclinical studies, partially offset by overall costs in preparation for future IMVT-1402 clinical programs.

For the three months ended September 30, 2024, unallocated research and development costs increased $15.1 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $9.3 million, driven by higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new therapeutic areas. In addition, other expenses increased $5.9 million, primarily reflecting higher costs to support our research and development activities to advance the clinical development of IMVT-1402 that are not related to a specific therapeutic area.

General and Administrative Expenses for the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, general and administrative expenses increased $4.6 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, legal and other professional fees, and information technology costs.

Interest Income for the Three Months Ended September 30, 2024 and 2023

For the three months ended September 30, 2024, interest income increased $2.5 million as compared with the prior-year period, primarily reflecting interest earned on higher money market fund balances as a result of proceeds from our October 2023 underwritten public offering and concurrent private placement.

Results of Operations for the Six Months Ended September 30, 2024 and 2023

The following table sets forth our results of operations for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended September 30,
	2024	2023	Change
Operating expenses:
Research and development	$172,745	$98,534	$74,211
Acquired in-process research and development	—	12,500	(12,500)
General and administrative	37,279	29,243	8,036
Total operating expenses	210,024	140,277	69,747
Interest income	(13,254)	(7,637)	(5,617)
Other income, net	(657)	(484)	(173)
Loss before provision (benefit) for income taxes	(196,113)	(132,156)	(63,957)
Provision (benefit) for income taxes	156	443	(287)
Net loss	$(196,269)	$(132,599)	$(63,670)
Research and Development Expenses for the Six Months Ended September 30, 2024 and 2023

The following table summarizes the period-over-period changes in research and development expenses for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended September 30,		Change
	2024	2023*	$
Batoclimab - Program-specific costs:
Neurology diseases	$47,956	$16,376	$31,580
Endocrine diseases	30,937	14,750	16,187
Rheumatology diseases	7,219	—	7,219
Other clinical and nonclinical	14,304	21,705	(7,401)
Total therapeutic area-specific costs	100,416	52,831	47,585
Unallocated costs:
Personnel-related expenses including stock-based compensation	50,839	34,006	16,833
Other	21,490	11,697	9,793
Total research and development expenses	$172,745	$98,534	$74,211
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the six months ended September 30, 2024, research and development expenses increased $74.2 million as compared with the prior-year period.

For the six months ended September 30, 2024, therapeutic area-specific research and development costs, including contract manufacturing costs for drug substance, increased $47.6 million as compared with the prior-year period. Research and development costs related to neurological diseases, which include MG and CIDP, increased $31.6 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in neurological diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical trial. Research and development costs related to endocrine diseases, which include TED and GD, increased $16.2 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in endocrine diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical program. Research and development costs related to rheumatology diseases of $7.2 million in the current-year period reflected preparation for potential future clinical trials of IMVT-1402. Research and development costs related to other clinical and nonclinical activities decreased $7.4 million, reflecting lower overall costs related to our IMVT-1402 Phase 1 trial and nonclinical studies, partially offset by overall costs in preparation for future IMVT-1402 clinical programs.

For the six months ended September 30, 2024, unallocated research and development costs increased $26.6 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $16.8 million, driven by higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities in existing and new therapeutic areas. In addition, other expenses increased $9.8 million, primarily reflecting higher costs to support our research and development activities to advance the clinical development of IMVT-1402 that are not related to a specific therapeutic area.

Acquired In-Process Research and Development Expenses for the Six Months Ended September 30, 2024 and 2023

There were no acquired in-process research and development expenses for the six months ended September 30, 2024. During the six months ended September 30, 2023, acquired in-process research and development expenses were $12.5 million related to the achievement of development and regulatory milestones for batoclimab as specified in the HanAll Agreement.

General and Administrative Expenses for the Six Months Ended September 30, 2024 and 2023

For the six months ended September 30, 2024, general and administrative expenses increased $8.0 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, legal and other professional fees, and information technology costs.

Interest Income for the Six Months Ended September 30, 2024 and 2023

For the six months ended September 30, 2024, interest income increased $5.6 million as compared with the prior-year period, primarily reflecting interest earned on higher money market fund balances as a result of proceeds from our October 2023 underwritten public offering and concurrent private placement.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $472.9 million and $635.4 million as of September 30, 2024 and March 31, 2024, respectively. For the three months ended September 30, 2024 and 2023, we had net losses of $109.1 million and $58.7 million, respectively and for the six months ended September 30, 2024 and 2023, we had net losses of $196.3 million and $132.6 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation and interest rates, and recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2024 and 2023 (in thousands):

	Six Months Ended September 30,
	2024	2023
Net cash used in operating activities	$(164,846)	$(107,430)
Net cash used in investing activities	(378)	(79)
Net cash provided by financing activities	1,416	1,038

Operating Activities

For the six months ended September 30, 2024, $164.8 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $196.3 million, partially offset by non-cash charges of $26.4 million and a net change in operating assets and liabilities of $5.0 million. The non-cash charges consisted mainly of stock-based compensation of $26.1 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected an increase in accounts payable of $13.2 million, primarily related to clinical trial and contract manufacturing costs and a decrease in accounts receivable of $3.3 million, reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with a third party. In addition, accrued expenses increased $3.1 million, primarily reflecting the timing of payments and services related to contract manufacturing and our ongoing clinical trials, partially offset by payments related to employee incentive compensation. These changes were partially offset by an increase in other assets of $8.1 million as a result of prepaid expenses related to planned contract manufacturing activities, as well as higher prepaid expenses and other current assets of $6.5 million, driven primarily by the timing of payments and services performed related to our ongoing and planned clinical trials.

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

Investing Activities

For the six months ended September 30, 2024 and 2023, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the six months ended September 30, 2024 and 2023, cash provided by financing activities consisted of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of September 30, 2024 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement and Master Services Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of September 30, 2024, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $43.6 million, of which $3.0 million, $12.6 million, $14.0 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2025, and for the fiscal years ending March 31, 2026, 2027 and 2029, respectively. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of September 30, 2024, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of September 30, 2024) upon the achievement of certain regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement and made a $12.5 million milestone payment in the quarter ended September 30, 2023 in accordance with the terms of the agreement.

Outlook

We currently expect that our existing cash and cash equivalents as of September 30, 2024 of $472.9 million will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and in the long term beyond the next 12 months.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and six months ended September 30, 2024, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2024 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2024, we had cash and cash equivalents of $472.9 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of September 30, 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including GD, MG, CIDP, TED and RA. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon healthcare cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for certain indications we are pursuing and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product candidates, if approved, provide an attractive alternative to existing standard of care and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention and adoption within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces, established patient support programs, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

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

Our product candidates, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS® (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of gMG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include ULTOMIRIS® (ravulizumab-cwvz), which was approved in April 2022, and ZILBRYSQ® (zilucoplan), approved in October 2023. In October 2024, Amgen announced positive data in patients who are positive for anti-AChR antibodies for UPLIZNA® (inebilizumab), a CD19-targeted humanized monoclonal antibody, currently in Phase 3 development for the treatment of gMG.

For patients with TED, the first line of treatment is generally immunosuppressive therapy, including high doses of corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, and tocilizumab (Roche), an anti-IL-6R monoclonal antibody, may also be used as off-label treatment options for TED and other IgG-mediated autoimmune diseases. In January 2020, the FDA approved Horizon Therapeutics’ TEPEZZA® (teprotumumab), an anti-insulin like growth factor 1 receptor (“IGF-1R”) antibody, for the treatment of TED. In September 2024, Viridian Therapeutics reported positive top-line results for veligrotug (VRDN-001), an IGF-1R antibody, from a Phase 3 pivotal study in TED. It is also advancing VRDN-003, a second anti-IGF-1R therapy, in Phase 3 development in TED.

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

Market acceptance of new products for the treatment of the indications we pursue with our product candidates, including MG, CIDP, GD, TED and RA, may also be affected by the perception that existing available treatments are sufficient to treat the majority of these patients. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions and shown clinical benefit by meeting their efficacy endpoints in completed clinical trials to date. In addition, the potential patient population for certain autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, in July 2021, the Biden administration released an executive order, “Promoting Competition in the American Economy,” with multiple provisions aimed at prescription drugs. In response to Biden’s executive order, on September 9, 2021, the U.S. Department of Health and Human Services (“HHS”) released a Comprehensive Plan for Addressing High Drug Prices that outlines principles for drug pricing reform and sets out a variety of potential legislative policies that Congress could pursue to advance these principles. In addition, the IRA, among other things, (1) directs HHS to negotiate the price of certain single-source drugs and biologics covered under Medicare and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In addition, in response to the Biden administration’s October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, the Biden administration announced an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $109.1 million and $58.7 million for the three months ended September 30, 2024 and 2023, respectively, and $196.3 million and $132.6 million for the six months ended September 30, 2024 and 2023, respectively. As of September 30, 2024, we had an accumulated deficit of $1,022.0 million.

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

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation and interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of September 30, 2024), certain of which will occur prior to commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

We have expanded our organization and plan to continue to do so and we may experience difficulties in managing this growth, which could disrupt our operations.

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

Our business could be adversely affected by economic downturns, changes in inflation and interest rates, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, changes in inflation and interest rates, recent and potential future disruptions in access to bank deposits or lending commitments due to bank failures and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Similarly, the ongoing military conflict between Russia and Ukraine and the Israel/Hamas conflict in the Middle East have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent has expired, we may be open to competition from competitive products, including generics or biosimilars. The patent family directed to the composition of matter of batoclimab has a natural projected expiration date in 2035 in the U.S. and in foreign jurisdictions. The patent family directed to the composition of matter of IMVT-1402 and its use in treating autoimmune diseases has a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. The patent family directed to methods of improving anti-FcRn therapies, which describes specific dosing regimens for IMVT-1402 including for the treatment of rheumatoid arthritis, has a natural projected expiration date in 2044 in the U.S. and in foreign jurisdictions. The patent family directed to the formulation of batoclimab has a natural projected expiration date in 2041 in the U.S. and in foreign jurisdictions. The patent family directed to the use of batoclimab for treating TED has a natural projected expiration date in 2039 in the U.S. and in foreign jurisdictions. The patent families directed to the use of IMVT-1402 and batoclimab for treating GD and the use of IMVT-1402 and batoclimab for treating CIDP each have a natural projected expiration date in 2043 in the U.S. and in foreign jurisdictions. The patent family directed to the method of manufacturing of, and formulations produced by such method, covering manufacturing and formulations of batoclimab, has a natural projected expiration date in 2044 in the U.S. and in foreign jurisdictions. Given the amount of time required for the development, testing and regulatory review of any new product candidate, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

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

As of November 1, 2024, RSL beneficially owned approximately 54.4% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD is leading work on proposals, commonly referred to as “BEPS 2.0”, which, to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One rules) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two rules). A number of countries in which we have group entities or conduct business (including, the U.K., Switzerland and Bermuda) have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we are currently outside the scope of both the Pillar One and Pillar Two rules but could fall within their scope in the future, which could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business or have group entities.

Failure to manage the risks associated with international tax changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition. In addition, changes to the U.S. Internal Revenue Code, U.S. Treasury Regulations or other U.S. Internal Revenue Service guidance thereunder could adversely affect our effective tax rate. For example, the Inflation Reduction Act of 2022 includes provisions that impact the U.S. federal income taxation of corporations, including imposing a minimum tax on the book income of certain large corporations and an excise tax on certain corporate stock repurchases that would be imposed on the corporation repurchasing such stock.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2024, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Appointment of Chief Operating Officer

On November 4, 2024, our board of directors appointed Melanie Gloria, BSN, to serve as our Chief Operating Officer, effective November 18, 2024 (the “Start Date”).

Ms. Gloria, age 47, served as Chief Operating Officer of Acelyrin, Inc. (Nasdaq: SLRN) from November 2021 to October 2024. From June 2018 to November 2021, she was the Senior Vice President Development Operations – ClinOps, Compliance & Standards, Regulatory, Safety & PV at Horizon Therapeutics Public Limited Company. From August 2014 through July 2018, Ms. Gloria served as Senior Director of Clinical Program Development at AbbVie Inc. From November 2009 to August 2014, she was Associate Director of Clinical Program Development for Abbott Laboratories. Ms. Gloria received a B.S. in nursing from the University of Illinois, Chicago.

In connection with her appointment, we entered into an executive employment agreement with Ms. Gloria that will govern the terms of her employment with us. The employment agreement provides that Ms. Gloria will receive an initial annual base salary of $481,000 and will be eligible to receive an annual performance bonus with an initial target bonus percentage equal to 45% of her base salary. Pursuant to the employment agreement, and effective as of the Start Date, our board of directors granted Ms. Gloria (i) an option (the “Option”) to purchase 137,446 shares of our Common Stock at an exercise price per share equal to the closing price of the Common Stock on The Nasdaq Global Select Market on the Start Date, and (ii) 109,956 restricted stock units (“RSUs”). The Option and the RSUs were granted pursuant to our 2019 Equity Incentive Plan. Each of the Option and the RSUs will vest as follows: 25% of the award will vest on the one-year anniversary of the grant date and the remainder of the award will vest in 12 substantially equal installments on a quarterly basis over 3 years thereafter, subject, in each case, to Ms. Gloria’s continuous service with our company.

Pursuant to the employment agreement, in the event Ms. Gloria is terminated by us without “Cause” or she resigns for “Good Reason” (as such terms are defined in the employment agreement), then subject to Ms. Gloria signing a general release of claims in accordance with the employment agreement, Ms. Gloria will be entitled to: (i) an amount equal to nine (9) months of her then current base salary, and (ii) nine (9) months of COBRA coverage, with such aggregate amount payable in equal installments over the nine-month period following the date of her termination in accordance with customary payroll practices.

In the event Ms. Gloria is terminated by us without “Cause” or she terminates her employment for “Good Reason,” in each case within 12 months following a “Change in Control” (as such terms are defined in the employment agreement), then subject to Ms. Gloria signing a general release of claims in accordance with the employment agreement, she will be entitled to: (i) the sum of her then current base salary and target annual performance bonus (with such bonus calculated at forty percent (40%) of the then current base salary) for the year in which the termination takes place, (ii) twelve (12) months of COBRA coverage, with such aggregate amount payable in equal installments over the twelve-month period following the date of her termination in accordance with customary payroll practices, and (iii) immediate acceleration in full of any and all time-vested equity awards.
Ms. Gloria will also enter into an indemnity agreement with us in the form previously filed as Exhibit 10.5 to our Current Report on Form 8-K, originally filed with the SEC on December 20, 2019.

There are no family relationships between Ms. Gloria and any of our directors or executive officers. Ms. Gloria is not a party to any transaction that would require disclosure under Item 404(a) of Regulation S-K promulgated under the Securities Act of 1933, as amended, and there is no arrangement or understanding between either Ms. Gloria and any other person pursuant to which she was appointed as Chief Operating Officer.

The foregoing summary of the employment agreement with Ms. Gloria does not purport to be complete and is qualified in its entirety by reference to the full text of the employment agreement, a copy of which is filed with this Quarterly Report on Form 10-Q as Exhibit 10.1 and incorporated herein by reference.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†*	Employment Agreement with Melanie Gloria, dated as of November 5, 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

Immunovant, Inc.

Date: November 7, 2024	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer