Form 10-Q
period 2024-12-31
Immunovant, Inc.
filed 2025-02-06
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of January 31, 2025, there were 169,860,683 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2024

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

•Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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

•Our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers, which may delay or prevent our ability to obtain marketing approval or commercialize our product candidates if approved.

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

•We rely on the license agreement with HanAll Biopharma Co., Ltd. (the “HanAll Agreement”) to provide us rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development or commercialization of IMVT-1402 and batoclimab.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$374,685	$635,365
Accounts receivable	2,224	5,337
Prepaid expenses and other current assets	35,632	25,068
Total current assets	412,541	665,770
Operating lease right-of-use assets	22	133
Other assets	7,617	—
Property and equipment, net	752	462
Total assets	$420,932	$666,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,816	$7,155
Accrued expenses	48,476	41,315
Current portion of operating lease liabilities	23	138
Total current liabilities	68,315	48,608
Total liabilities	68,315	48,608
Commitments and contingencies (Note 9)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at December 31, 2024 and March 31, 2024	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2024 and March 31, 2024	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 147,203,565 shares issued and outstanding at December 31, 2024 and 500,000,000 shares authorized, 145,582,999 shares issued and outstanding at March 31, 2024	14	14
Additional paid-in capital	1,483,198	1,441,518
Accumulated other comprehensive income	2,479	1,908
Accumulated deficit	(1,133,074)	(825,683)
Total stockholders’ equity	352,617	617,757
Total liabilities and stockholders’ equity	$420,932	$666,365

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Operating expenses:
Research and development	$94,520	$48,338	$267,266	$146,872
Acquired in-process research and development	—	—	—	12,500
General and administrative	19,782	13,215	57,061	42,458
Total operating expenses	114,302	61,553	324,327	201,830
Interest income	(4,590)	(8,933)	(17,844)	(16,569)
Other expense (income), net	1,258	(1,094)	600	(1,579)
Loss before provision (benefit) for income taxes	(110,970)	(51,526)	(307,083)	(183,682)
Provision (benefit) for income taxes	152	(108)	308	335
Net loss	$(111,122)	$(51,418)	$(307,391)	$(184,017)
Net loss per common share – basic and diluted	$(0.76)	$(0.36)	$(2.10)	$(1.36)
Weighted-average common shares outstanding – basic and diluted	146,922,338	144,523,034	146,560,414	135,577,267

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Net loss	$(111,122)	$(51,418)	$(307,391)	$(184,017)
Other comprehensive income (loss):
Foreign currency translation adjustments	569	(1,113)	571	(1,452)
Total other comprehensive income (loss)	569	(1,113)	571	(1,452)
Comprehensive loss	$(110,553)	$(52,531)	$(306,820)	$(185,469)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Stock options exercised and restricted stock units vested and settled	—	—	612,674	—	686	—	—	686
Capital contribution – stock-based compensation	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	13,443	—	—	13,443
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(87,150)	(87,150)
Balance at June 30, 2024	10,000	$—	146,195,673	$14	$1,455,659	$1,820	$(912,833)	$544,660
Stock options exercised and restricted stock units vested and settled	—	—	369,376	—	730	—	—	730
Capital contribution – stock-based compensation	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	12,685	—	—	12,685
Foreign currency translation adjustments	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	(109,119)	(109,119)
Balance at September 30, 2024	10,000	$—	146,565,049	$14	$1,469,082	$1,910	$(1,021,952)	$449,054
Stock options exercised and restricted stock units vested and settled	—	—	638,516	—	2,464	—	—	2,464
Capital contribution – stock-based compensation	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	11,649	—	—	11,649
Foreign currency translation adjustments	—	—	—	—	—	569	—	569
Net loss	—	—	—	—	—	—	(111,122)	(111,122)
Balance at December 31, 2024	10,000	$—	147,203,565	$14	$1,483,198	$2,479	$(1,133,074)	$352,617

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Stock options exercised and restricted stock units vested and settled	—	—	235,566	—	890	—	—	890
Capital contribution – stock-based compensation	—	—	—	—	35	—	—	35
Stock-based compensation	—	—	—	—	10,653	—	—	10,653
Foreign currency translation adjustments	—	—	—	—	—	(270)	—	(270)
Net loss	—	—	—	—	—	—	(73,937)	(73,937)
Balance at June 30, 2023	10,000	$—	130,565,429	$13	$939,554	$582	$(640,284)	$299,865
Stock options exercised and restricted stock units vested and settled	—	—	876,595	—	148	—	—	148
Capital contribution – stock-based compensation	—	—	—	—	28	—	—	28
Stock-based compensation	—	—	—	—	10,501	—	—	10,501
Foreign currency translation adjustments	—	—	—	—	—	(69)	—	(69)
Net loss	—	—	—	—	—	—	(58,662)	(58,662)
Balance at September 30, 2023	10,000	$—	131,442,024	$13	$950,231	$513	$(698,946)	$251,811
Issuance of common stock upon underwritten public offering and private placement	—	—	12,949,184	1	466,732	—	—	466,733
Stock options exercised and restricted stock units vested and settled	—	—	702,844	—	3,111	—	—	3,111
Capital contribution – stock-based compensation	—	—	—	—	23	—	—	23
Stock-based compensation	—	—	—	—	10,197	—	—	10,197
Foreign currency translation adjustments	—	—	—	—	—	(1,113)	—	(1,113)
Net loss	—	—	—	—	—	—	(51,418)	(51,418)
Balance at December 31, 2023	10,000	$—	145,094,052	$14	$1,430,294	$(600)	$(750,364)	$679,344

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities
Net loss	$(307,391)	$(184,017)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	37,800	31,437
Depreciation on property and equipment	268	167
Non-cash lease expense	111	878
Changes in operating assets and liabilities:
Accounts receivable	3,147	(437)
Prepaid expenses and other current assets	(11,780)	10,076
Other assets	(7,541)	—
Accounts payable	12,988	2,392
Accrued expenses	7,276	(14,110)
Operating lease liabilities	(115)	(914)
Net cash used in operating activities	(265,237)	(154,528)
Cash flows from investing activities
Purchase of property and equipment	(558)	(210)
Net cash used in investing activities	(558)	(210)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten public offering and private placement	—	472,745
Payment of offering and private placement costs	—	(6,012)
Proceeds from stock options exercised	3,880	4,149
Net cash provided by financing activities	3,880	470,882
Effect of exchange rate changes on cash and cash equivalents	1,235	(1,739)
Net change in cash and cash equivalents	(260,680)	314,405
Cash and cash equivalents – beginning of period	635,365	376,532
Cash and cash equivalents – end of period	$374,685	$690,937
Supplemental disclosure of cash paid:
Income taxes	$301	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative product pipeline includes its product candidates, IMVT-1402 and batoclimab, (formerly referred to as IMVT-1401), both of which are novel, fully human, monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as simple, subcutaneous injections with dosing that the Company believes can be tailored based on disease stage and severity, IMVT-1402 and batoclimab have been observed to reduce immunoglobulin G (“IgG”) antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies.

The Company has determined that it has one operating and reporting segment.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2024, the Company’s cash and cash equivalents totaled $374.7 million and its accumulated deficit was $1,133.1 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates. The Company currently expects that its existing cash and cash equivalents as of December 31, 2024 will be sufficient to fund its operating expenses and capital expenditure requirements for at least the next 12 months from the date these unaudited condensed consolidated financial statements are issued. In January 2025, the Company received gross proceeds of $450.0 million from a private placement (see Note 10 – Subsequent Events).

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended December 31, 2024 are not necessarily indicative of those expected for the year ending March 31, 2025 or for any future period. The condensed consolidated balance sheet as of March 31, 2024 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2024.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of December 31, 2024 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of December 31, 2024, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. As of December 31, 2024 and March 31, 2024, cash and cash equivalents included $356.9 million and $607.7 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The Company participates in cost-sharing arrangements with third parties, whereby the third parties have agreed to share a portion of the costs incurred by the Company, related to batoclimab drug manufacturing and clinical trials. The Company records the third parties’ share of the costs as a reduction of research and development expenses and an increase to accounts receivable in the accompanying unaudited condensed consolidated financial statements based on actual amounts incurred by the Company and billable to the third parties. These cost-sharing arrangements do not contemplate any future revenue-generating activity or global commercialization efforts of batoclimab benefiting any of the parties.

[G] Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses include payments made or due in connection with license agreements upon the achievement of development and regulatory milestones.

The Company evaluates in-licensed agreements for IPR&D projects to determine if any such in-licensed agreement meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expenses in its unaudited condensed consolidated statements of operations. Payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of product sales over the remaining useful life of the asset.

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

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time as the Company has sufficient exercise history. In prior fiscal years, because the Company did not have sufficient trading history to rely on the volatility of its common stock, volatility was estimated by taking the average historical price volatility for comparable publicly traded peer companies. Beginning on April 1, 2024, the Company determined that its common stock had sufficient trading activity to utilize company-specific trading data within the assumption of volatility of the underlying shares. The expected share price volatility for the Company’s common stock is estimated using a weighted blend of the Company’s historical price volatility and the average historical price volatility for comparable publicly traded peer companies. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended December 31,
	2024	2023
Preferred stock as converted	10,000	10,000
Stock options	13,197,741	13,103,933
Restricted stock units	3,537,920	3,782,938
Total	16,745,661	16,896,871

[J] Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2025, and subsequent interim periods, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company expects adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2023-07.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information on the effective rate reconciliation as well as information on income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 for public entities, with early adoption permitted, and will be applicable to the Company’s fiscal year beginning April 1, 2025. The amendments will be applied prospectively, with the option to apply them retrospectively. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the SEC did not, or are not expected to, have a material impact on the Company’s unaudited condensed consolidated financial statements and related disclosures.

Note 3 — Material Agreements

License Agreement

On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly-owned subsidiary of Roivant Sciences Ltd. (“RSL”), entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as batoclimab and certain back-up and next-generation antibodies (including IMVT-1402), and products containing such antibodies, in the United States of America (the “U.S.”), Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).

In exchange for this license, RSG provided or agreed to provide the following consideration:

•Upfront, non-refundable payment of $30.0 million;

•Up to $20.0 million in shared (50%) research, development, and out-of-pocket costs incurred by HanAll, which obligation has since expired;

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of December 31, 2024) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reduction, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with Immunovant Sciences GmbH (“ISG”), a wholly-owned subsidiary of the Company, to sublicense this technology, as well as RSG’s know-how and patents necessary for the development, manufacture or commercialization of any compound or product that pertains to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all of the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the Licensed Territory, for an aggregate purchase price of $37.8 million. Each party to the HanAll Agreement has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory.

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

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (1) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (2) the other party’s insolvency or bankruptcy, or (3) certain force majeure events. As of December 31, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million.

Note 4 — Accrued Expenses

Accrued expenses consist of the following (in thousands):

	December 31, 2024	March 31, 2024
Research and development expenses	$35,583	$24,634
Accrued bonuses	11,253	14,744
Legal and other professional fees	118	465
Other expenses	1,522	1,472
Total accrued expenses	$48,476	$41,315
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

For the three and nine months ended December 31, 2024, the Company incurred $0.3 million and $0.7 million, respectively, under the Services Agreements, which is included in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended December 31, 2023, the Company incurred $0.5 million under the Services Agreements.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of office space in New York, which expired on February 27, 2024 and April 29, 2024, respectively. There was no rent expense under these operating leases for the three months ended December 31, 2024 and rent expense under these operating leases was de minimis for the nine months ended December 31, 2024. For the three and nine months ended December 31, 2023, the Company incurred $0.3 million and $0.9 million, respectively, in rent expense under these operating leases.

RSL Share Purchases

In January 2025, RSL purchased 16,845,010 shares of the Company’s common stock pursuant to a private placement. See Note 10 – Subsequent Events.

Note 6 — Income Taxes

The Company’s effective tax rates were (0.14)% and 0.21% for the three months ended December 31, 2024 and 2023, respectively, and (0.10)% and (0.18)% for the nine months ended December 31, 2024 and 2023, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of December 31, 2024, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of December 31, 2024, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of December 31, 2024.

Common Stock

As of December 31, 2024, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 147,203,565 shares of common stock issued and outstanding. See Note 10 - Subsequent Events regarding the Company’s completion of a private placement in January 2025.

In October 2023, the Company completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by RSL on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, RSL purchased 4,473,684 shares of the Company’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), at the same price per share as investors in the public offering. The net proceeds to the Company were $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

The Company has reserved the following shares of common stock for issuance:

	December 31, 2024	March 31, 2024
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	13,197,741	13,050,172
Restricted stock units outstanding	4,307,275	4,099,279
Equity awards available for future grants	5,937,555	2,090,367
Total	23,452,571	19,249,818

The reserved shares underlying restricted stock units above include 769,355 restricted stock units that vested but were not settled as of December 31, 2024. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of December 31, 2024. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors on or prior to March 31 of such year. On April 1, 2024, 5,823,319 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of December 31, 2024, options to purchase 10,590,968 shares of common stock and 3,537,920 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 5,937,555 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of December 31, 2024, options to purchase 2,606,773 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of December 31, 2024, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2024	13,026,329	$9.85	7.51	$293,920
Granted	1,581,823	29.65
Exercised	(477,761)	7.87
Forfeited	(923,526)	14.43
Expired	(9,124)	15.73
Balance - December 31, 2024	13,197,741	$11.97	6.50	$178,900
Exercisable - December 31, 2024	9,121,704	$8.92	5.63	$144,877

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Risk-free interest rate	4.11% - 4.48%	3.90% - 4.94%	3.59% - 4.71%	3.45% - 4.94%
Expected term, in years	6.11	6.11	6.11	6.11
Expected volatility	78.64% - 79.44%	96.54% - 97.68%	78.64% - 83.31%	93.66% - 98.15%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2024	3,466,057	$12.32
Issued	2,006,217	29.38
Vested	(1,255,095)	12.17
Forfeited	(679,259)	16.90
Nonvested as of December 31, 2024	3,537,920	$21.17

Stock-based Compensation Expense

For the three and nine months ended December 31, 2024 and 2023, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Research and development expenses	$6,604	$5,145	$20,545	$15,205
General and administrative expenses	5,045	5,052	17,232	16,146
Total stock-based compensation	$11,649	$10,197	$37,777	$31,351

As of December 31, 2024, total unrecognized compensation expense related to nonvested stock options and RSUs was $50.4 million and $64.5 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.32 years and 2.62 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the three and nine months ended December 31, 2024 and 2023 in the accompanying unaudited condensed consolidated statements of operations.

RSL RSUs

The Company’s Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which are vesting over a period of four years. For the three and nine months ended December 31, 2024 and 2023, stock-based compensation recorded by the Company related to these RSUs was de minimis. As of December 31, 2024, the amount of unrecognized compensation expense related to unvested RSL RSUs was de minimis.

Note 9 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of December 31, 2024, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

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

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of December 31, 2024, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $43.6 million, of which $1.7 million, $13.5 million, $14.4 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2025, and for the fiscal years ending March 31, 2026, 2027, and 2029, respectively. During the three and nine months ended December 31, 2024, the Company recorded $1.0 million and $1.2 million, respectively, of research and development expenses related to the PSA. During the three and nine months ended December 31, 2023, the Company recorded $0.3 million and $1.7 million, respectively, of research and development expenses related to the PSA. The Company made cash payments of $2.6 million related to the PSA during the nine months ended December 31, 2024 and recorded $2.7 million in accrued expenses in the accompanying unaudited condensed consolidated balance sheet as of December 31, 2024.

As of December 31, 2024, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of geopolitical tensions, changes in inflation and interest rates, changes in trade policy and any resulting economic slowdown or recession on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on the Company’s clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of the Company’s clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

Note 10 — Subsequent Events

In January 2025, the Company entered into a share purchase agreement pursuant to which the Company issued 22,500,000 shares of the Company's common stock, par value $0.0001 per share, to certain institutional accredited investors (including 16,845,010 shares of common stock to RSL), at a price of $20.00 per share in a private placement exempt from the registration requirements of the Securities Act. The gross proceeds to the Company were approximately $450.0 million. Pursuant to a registration rights agreement with certain of the investors, the Company subsequently filed with the SEC a prospectus supplement to its registration statement on Form S-3 (File No. 333-275419), which automatically became effective upon its filing on November 9, 2023, covering the resale of 5,654,990 shares of common stock issued in the private placement. The Company has agreed to use reasonable best efforts to keep such registration statement effective until the date the shares described above have been sold or may be resold pursuant to Rule 144 under the Securities Act without restriction.

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

Overview

We are a clinical-stage immunology company pursuing a broad anti-FcRn strategy based on the potential best-in-class profile of our lead asset, IMVT-1402, and informed by the breadth of the class, in which 23 indications have been publicly announced for study by multiple companies to date. We expect to initiate programs evaluating IMVT-1402 in several therapeutic areas, including endocrinology, neurology and rheumatology. To address the unmet needs of people with autoantibody-driven diseases, we are committed to initiating a broad set of late-stage programs for IMVT-1402, including first-in-class indications such as Graves’ disease (“GD”), classic autoantibody indications such as myasthenia gravis (“MG”) and other indications with positive in-class data such as chronic inflammatory demyelinating polyneuropathy (“CIDP”) and rheumatoid arthritis (“RA”). We expect to leverage disease state insights, clinical trial data observed to date within the anti-FcRn class, and operational experience from past and ongoing batoclimab trials to inform and potentially accelerate the development of IMVT-1402.

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

We believe that FcRn inhibition has broad therapeutic and commercial potential to address IgG-mediated autoimmune diseases in a number of therapeutic areas, including but not limited to, endocrinology, neurology and rheumatology. Based on third-party patient prevalence estimates, for the 23 indications that have been publicly announced by multiple companies for clinical development with anti-FcRn assets, we estimate the total potential opportunity for our FcRn franchise to be greater than two million patients in the U.S. and Europe. Our estimates in Europe include all European Union (“E.U.”) countries, Norway, Lichtenstein, Iceland (together with the E.U. countries, the “EEA”), the United Kingdom (“U.K.”), and Switzerland.

Our goal is to fully optimize the IMVT-1402 clinical development program consistent with its potential best-in-class profile. Our strategic priority is to build a class-leading portfolio of indications in several therapeutic areas by leveraging data and learning derived from studies with batoclimab and from studies with other FcRn inhibitors, both approved and in development. Currently, a total of six investigational new drug (“IND”) applications are active for IMVT-1402. We have initiated potentially registrational trials for IMVT-1402 in GD and difficult-to-treat RA (“D2T RA”). We expect to have initiated studies evaluating IMVT-1402 in a total of four to five indications by March 31, 2025. Inclusive of these programs, by March 31, 2026, we plan to have initiated clinical trials of IMVT-1402 in a total of ten indications. Studies evaluating IMVT-1402 are expected to be conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized by multiple approved products.

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

Based on trial results announced to date and the strength of its potential best-in-class profile, we plan to pursue studies with IMVT-1402 in endocrinology, neurology, rheumatology and other therapeutic areas, with a focus on indications representing first-in-class opportunities, classic autoantibody diseases, and diseases where IgG autoantibodies are believed to play a role. In selecting indications for development, we plan to leverage data from our batoclimab development program and also take advantage of publicly disclosed in-class competitor data, which can be used to establish proof-of-concept as well as provide insights into potentially more informative study designs.

Endocrine Diseases

IMVT-1402 as a Potential Treatment for Graves’ Disease

Data from our Phase 2 proof-of-concept trial evaluating batoclimab in GD demonstrate the potential of FcRn inhibition for the treatment of GD by modifying the underlying disease pathology, which is driven by thyroid-stimulating hormone receptor autoantibodies (“TRAb”). In addition, the data represent strong evidence that deeper IgG reduction correlates with better clinical outcomes in GD for patients whose disease remains uncontrolled on anti-thyroid drugs (“ATDs”).

Current Treatment Paradigm

The treatment of GD has seen minimal innovation in treatment options over the past 70-plus years. ATDs, as the only existing pharmacological therapy, do not address the underlying disease pathology characterized by high levels of TRAb. A conservative analysis of Inovalon claims data estimates that the prevalence and incidence of GD patients is approximately 880,000 and 65,000 in the U.S. Further, market-sizing analyses by various methods suggest that 25-30% of GD patients are relapsed, uncontrolled on or intolerant to ATDs, representing a potentially significant unmet medical need.

GD Pivotal Study

Having received FDA clearance of the IND for IMVT-1402 in GD and leveraging data from the batoclimab proof-of-concept trial, we initiated a potentially registrational trial evaluating IMVT-1402 in adults with GD.

This Phase 2b study (NCT06727604) is a randomized, placebo-controlled, 52-week trial in GD patients who are hyperthyroid despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study will enroll approximately 240 participants randomized (1:1:1) to one of two blinded treatment groups each receiving IMVT-1402, 600 mg weekly by subcutaneous injection (“SC”), or a matched placebo group. Participants will be evaluated over two consecutive 26-week blinded treatment periods. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. Following the initial 26-week period, participants in the group 2 IMVT-1402 treatment group will be assigned to either continued treatment with IMVT-1402 at the same dose or matching placebo for the second 26-week study period based on the participant’s TRAb value and euthyroid status determined at week 26. The study’s primary endpoint will evaluate the proportion of participants who are euthyroid and off ATD at study week 26. A key secondary endpoint will measure the proportion of participants who become euthyroid and stop ATD treatment at week 52.

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

RA Pivotal Study

Having received FDA clearance of the IND for IMVT-1402 in RA, we initiated a potentially registrational trial evaluating IMVT-1402 in ACPA-positive D2T RA. This Phase 2b trial (NCT06754462) is expected to enroll approximately 120 participants into an initial 16-week open-label, active treatment period. To ensure the enrollment of patients with active D2T RA, the trial inclusion criteria require elevated ACPA levels and prior inadequate response to 2 or 3 (but no more than 3) biologic or targeted synthetic DMARDs. The study will evaluate IMVT-1402’s higher dose (600 mg) during the open-label induction phase of the trial with the intent of maximizing reduction in ACPA levels. Participants achieving a response at weeks 14 and 16 per the American College of Rheumatology (“ACR”) response criteria ACR20 will be randomized in a 1:1:1 ratio to receive blinded treatment with either IMVT-1402 600 mg, IMVT-1402 300 mg, or placebo, weekly SC, for 12 weeks. The primary endpoint will assess the proportion of such participants who maintain the ACR20 response at week 28. Eligible participants who complete week 28 will have the option to receive IMVT-1402 for an additional period of 48 weeks as part of a long-term extension period.

More details on the study design are described in the figure below:

RA Pivotal Study Design

Neurological Diseases

IMVT-1402 as a Potential Treatment for Myasthenia Gravis

We may transition our registrational development programs for MG from batoclimab to IMVT-1402, with a final decision for this program contingent on top-line data from the batoclimab study in this indication. An IND application to support the evaluation of IMVT-1402 in MG has received FDA clearance. We expect to report top-line data from the Phase 3 trial of batoclimab for the treatment of MG by March 31, 2025, with potential registrational development for MG expected to transition from batoclimab to IMVT-1402 in the same timeframe.

IMVT-1402 as a Potential Treatment for Chronic Inflammatory Demyelinating Polyneuropathy

We may transition our registrational development program for CIDP from batoclimab to IMVT-1402 and the design of the pivotal study with IMVT-1402 in CIDP may be informed by the initial batoclimab CIDP data from the Phase 2b trial available by March 31, 2025. An IND application to support the evaluation of IMVT-1402 in CIDP has received FDA clearance.

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

In November 2024, additional incremental data observed in the study for certain thyroidal and extrathyroidal manifestations of GD were presented at the American Thyroid Association 2024 Annual Meeting. These data showed a 60% response rate achieved by week 2, demonstrating the rapidity of response to weekly higher dose batoclimab. Improvements in proptosis and lid aperture were also observed at both week 12 and week 24. This clinical trial is ongoing, with additional data expected in the summer of calendar year 2025, including remission data describing the percentage of participants that remain euthyroid and off ATD at the 24-week post-treatment follow-up period.

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. The trial is ongoing with top-line results estimated to be available in the second half of calendar year 2025, along with a decision on whether to advance batoclimab to registration in TED. Data from this trial may also inform the IMVT-1402 program in GD.

Neurological Diseases

In the quarter ended December 31, 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. Enrollment is completed for patients to be included in the period 1 results, which are expected by March 31, 2025. We believe data from this batoclimab trial, combined with learning from other trials in CIDP, can be used to optimize the IMVT-1402 trial design in active CIDP patients.

In the quarter ended June 30, 2022, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG. Enrollment in this pivotal trial was completed in the quarter ended September 30, 2024, and we expect top-line data to be available by March 31, 2025. Further potential registrational development with IMVT-1402 is expected to begin in the same timeframe, with a final decision regarding study design to be made based on results from the current batoclimab trial.

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including changes in inflation and interest rates, changes in trade policy and the Russia-Ukraine war and conflict in the Middle East have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

Product Service Agreement and Master Services Agreement

For a description of our transactions under the Product Service Agreement and Master Services Agreement with Samsung Biologics Co., Ltd. (“Samsung”), refer to “Note 3 – Material Agreements” and “Note 9 – Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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

Therapeutic area-specific costs include direct third-party costs, which include expenses incurred under agreements with contract research organizations and the cost of consultants who assist with the development of our product candidates with respect to a specific therapeutic area, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidates. Therapeutic area-specific costs also include contract manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, including under our agreements with Samsung, to the extent they can be allocated to a specific therapeutic area.

Unallocated costs include:

•personnel-related expenses for research and development personnel, which include employee-related expenses such as salaries, benefits and other staff-related costs;
•stock-based compensation expenses for research and development personnel;
•costs allocated to us under our services agreements with Roivant Sciences Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”) (the “Services Agreements”); and
•other expenses, which include the cost of consultants who assist with our research and development but are not allocated to a specific therapeutic area.

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses as we continue our Phase 3 trial of batoclimab as a treatment for MG, our Phase 3 clinical program to evaluate batoclimab for the treatment of TED, a pivotal Phase 2b trial of batoclimab as a treatment for CIDP and a proof-of-concept Phase 2 clinical trial of batoclimab as a treatment for GD. With respect to our IMVT-1402 development activities, our Phase 1 clinical trial of IMVT-1402 in New Zealand remains open and we initiated potentially registrational trials for IMVT-1402 in GD and D2T RA. Our research and development expenses are expected to further increase as we seek to execute our plan to initiate studies evaluating IMVT-1402 in additional indications by March 31, 2025 and ultimately initiate trials of IMVT-1402 in a total of ten indications (inclusive of those programs to be initiated in fiscal 2025) by March 31, 2026. Our research and development expenses are also expected to continue to increase over the next several years as we execute IMVT-1402 trials, increase manufacturing of IMVT-1402, hire personnel and prepare to seek regulatory approval. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

The duration, costs and timing of clinical trials of IMVT-1402, batoclimab and any future product candidates will depend on a variety of factors that include, but are not limited to:

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
•the potential impact of macroeconomic events, including changes in inflation, interest rates and trade policy and the Russia-Ukraine war and the conflict in the Middle East;
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

Results of Operations for the Three Months Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$94,520	$48,338	$46,182
General and administrative	19,782	13,215	6,567
Total operating expenses	114,302	61,553	52,749
Interest income	(4,590)	(8,933)	4,343
Other expense (income), net	1,258	(1,094)	2,352
Loss before provision (benefit) for income taxes	(110,970)	(51,526)	(59,444)
Provision (benefit) for income taxes	152	(108)	260
Net loss	$(111,122)	$(51,418)	$(59,704)

Research and Development Expenses for the Three Months Ended December 31, 2024 and 2023

The following table summarizes the period-over-period changes in research and development expenses for the three months ended December 31, 2024 and 2023 (in thousands):

	Three Months Ended December 31,		Change
	2024	2023*	$
Therapeutic area-specific costs:
Endocrine diseases	$15,479	$6,878	$8,601
Neurological diseases	24,977	12,810	12,167
Rheumatology diseases	7,486	—	7,486
Other clinical and nonclinical	5,690	4,887	803
Total therapeutic area-specific costs	53,632	24,575	29,057
Unallocated costs:
Personnel-related expenses including stock-based compensation	29,515	17,291	12,224
Other	11,373	6,472	4,901
Total research and development expenses	$94,520	$48,338	$46,182
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the three months ended December 31, 2024, research and development expenses increased $46.2 million as compared with the prior-year period.

For the three months ended December 31, 2024, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $29.1 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $8.6 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in endocrine diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical program. Research and development costs related to neurological diseases, which include MG and CIDP, increased $12.2 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in neurological diseases and higher overall clinical trial costs related to our batoclimab Phase 2b and Phase 3 clinical trials. Research and development costs related to rheumatology diseases of $7.5 million in the current-year period reflected preparation for potential future clinical trials of IMVT-1402. Research and development costs related to other clinical and nonclinical activities increased $0.8 million, reflecting overall costs in preparation for future IMVT-1402 clinical programs in additional indications, partially offset by lower overall costs related to our IMVT-1402 Phase 1 trial and nonclinical studies.

For the three months ended December 31, 2024, unallocated research and development costs increased $17.1 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $12.2 million, driven by higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities. In addition, other expenses increased $4.9 million, primarily reflecting higher costs to support our research and development activities to advance the clinical development of IMVT-1402 that are not related to a specific therapeutic area.

General and Administrative Expenses for the Three Months Ended December 31, 2024 and 2023

For the three months ended December 31, 2024, general and administrative expenses increased $6.6 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, legal and other professional fees, information technology costs and market research costs.

Interest Income for the Three Months Ended December 31, 2024 and 2023

For the three months ended December 31, 2024, interest income decreased $4.3 million as compared with the prior-year period, primarily reflecting lower money market fund balances in the current-year period, coupled with interest earned on higher money market fund balances in the prior-year period as a result of proceeds from our October 2023 underwritten public offering and concurrent private placement.

Results of Operations for the Nine Months Ended December 31, 2024 and 2023

The following table sets forth our results of operations for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended December 31,
	2024	2023	Change
Operating expenses:
Research and development	$267,266	$146,872	$120,394
Acquired in-process research and development	—	12,500	(12,500)
General and administrative	57,061	42,458	14,603
Total operating expenses	324,327	201,830	122,497
Interest income	(17,844)	(16,569)	(1,275)
Other expense (income), net	600	(1,579)	2,179
Loss before provision for income taxes	(307,083)	(183,682)	(123,401)
Provision for income taxes	308	335	(27)
Net loss	$(307,391)	$(184,017)	$(123,374)
Research and Development Expenses for the Nine Months Ended December 31, 2024 and 2023

The following table summarizes the period-over-period changes in research and development expenses for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended December 31,		Change
	2024	2023*	$
Therapeutic area-specific costs:
Endocrine diseases	$46,416	$21,628	$24,788
Neurological diseases	72,934	29,186	43,748
Rheumatology diseases	14,706	—	14,706
Other clinical and nonclinical	19,992	26,616	(6,624)
Total therapeutic area-specific costs	154,048	77,430	76,618
Unallocated costs:
Personnel-related expenses including stock-based compensation	80,353	51,297	29,056
Other	32,865	18,145	14,720
Total research and development expenses	$267,266	$146,872	$120,394
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the nine months ended December 31, 2024, research and development expenses increased $120.4 million as compared with the prior-year period.

For the nine months ended December 31, 2024, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $76.6 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $24.8 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in endocrine diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical program. Research and development costs related to neurological diseases, which include MG and CIDP, increased $43.7 million. This increase was primarily due to preparation for potential future clinical trials of IMVT-1402 in neurological diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical trial. Research and development costs related to rheumatology diseases of $14.7 million in the current-year period reflected preparation for potential future clinical trials of IMVT-1402. Research and development costs related to other clinical and nonclinical activities decreased $6.6 million, reflecting lower overall costs related to our IMVT-1402 Phase 1 trial and nonclinical studies, partially offset by overall costs in preparation for future IMVT-1402 clinical programs in additional indications.

For the nine months ended December 31, 2024, unallocated research and development costs increased $43.8 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $29.1 million, driven by higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities. In addition, other expenses increased $14.7 million, primarily reflecting higher costs to support our research and development activities to advance the clinical development of IMVT-1402 that are not related to a specific therapeutic area.

Acquired In-Process Research and Development Expenses for the Nine Months Ended December 31, 2024 and 2023

There were no acquired in-process research and development expenses for the nine months ended December 31, 2024. During the nine months ended December 31, 2023, acquired in-process research and development expenses were $12.5 million related to the achievement of development and regulatory milestones for batoclimab as specified in the HanAll Agreement.

General and Administrative Expenses for the Nine Months Ended December 31, 2024 and 2023

For the nine months ended December 31, 2024, general and administrative expenses increased $14.6 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, legal and other professional fees, information technology costs and market research costs.

Interest Income for the Nine Months Ended December 31, 2024 and 2023

For the nine months ended December 31, 2024, interest income increased $1.3 million as compared with the prior-year period, primarily reflecting interest earned on higher money market fund balances as a result of proceeds from our October 2023 underwritten public offering and concurrent private placement.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $374.7 million and $635.4 million as of December 31, 2024 and March 31, 2024, respectively. For the three months ended December 31, 2024 and 2023, we had net losses of $111.1 million and $51.4 million, respectively and for the nine months ended December 31, 2024 and 2023, we had net losses of $307.4 million and $184.0 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for batoclimab, IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings. Until such time, if ever, as we can generate substantial product revenue from sales of batoclimab, IMVT-1402 or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, including disruptions resulting from the ongoing military conflict between Russia and Ukraine and in the Middle East, and changes in inflation, interest rates and trade policy.

We do not currently have any committed external source of funds. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.

We have a sales agreement with Leerink Partners LLC (“Leerink Partners”), as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock (the “ATM Shares”), subject to certain conditions as specified in the sales agreement. We agreed to pay Leerink Partners up to 3% of the gross proceeds from each sale of ATM Shares sold through the sales agreement. The ATM Shares would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The ATM Shares to be sold under the sales agreement, if any, would be issued and sold pursuant to an automatic shelf registration statement on Form S-3, which we filed with the SEC on November 9, 2023, along with a prospectus supplement relating to the offer and sale of up to $150.0 million of ATM Shares pursuant to the sales agreement. We have not issued or sold any ATM Shares pursuant to the ATM offering program.

In January 2025, we entered into a share purchase agreement pursuant to which we issued 22,500,000 shares of our common stock, par value $0.0001 per share, to certain institutional accredited investors (including 16,845,010 shares of common stock to RSL), at a price of $20.00 per share in a private placement exempt from the registration requirements of the Securities Act. The gross proceeds to us were approximately $450.0 million. Pursuant to a registration rights agreement with certain of the investors, we subsequently filed with the SEC a prospectus supplement to the registration statement on Form S-3 (File No. 333-275419), which automatically became effective upon its filing on November 9, 2023, covering the resale of 5,654,990 shares of common stock issued in the private placement. We have agreed to use reasonable best efforts to keep such registration statement effective until the date the shares described above have been sold or may be resold pursuant to Rule 144 under the Securities Act without restriction.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2024 and 2023 (in thousands):

	Nine Months Ended December 31,
	2024	2023
Net cash used in operating activities	$(265,237)	$(154,528)
Net cash used in investing activities	(558)	(210)
Net cash provided by financing activities	3,880	470,882

Operating Activities

For the nine months ended December 31, 2024, $265.2 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $307.4 million, partially offset by non-cash charges of $38.2 million and a net change in operating assets and liabilities of $4.0 million. The non-cash charges consisted mainly of stock-based compensation of $37.8 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected an increase in accounts payable of $13.0 million, primarily related to clinical trial costs. Accrued expenses increased $7.3 million, primarily reflecting the timing of payments and services related to our ongoing clinical trials and contract manufacturing, partially offset by payments related to employee incentive compensation. In addition, accounts receivable decreased $3.1 million, reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with a third party. These changes were partially offset by higher prepaid expenses and other current assets of $11.8 million, driven primarily by the timing of payments and services performed related to our ongoing and planned clinical trials, as well as an increase in other assets of $7.5 million as a result of prepaid expenses related to planned contract manufacturing activities.

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

Investing Activities

For the nine months ended December 31, 2024 and 2023, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the nine months ended December 31, 2024, cash provided by financing activities consisted of proceeds from the exercise of stock options. For the nine months ended December 31, 2023, $470.9 million of cash provided by financing activities primarily consisted of proceeds from our October 2023 underwritten public offering and concurrent private placement of $466.7 million, combined, after deducting underwriting discounts and commissions, placement agent fees and offering expenses. Cash provided by financing activities also reflected $4.1 million of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of December 31, 2024 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of December 31, 2024, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $43.6 million, of which $1.7 million, $13.5 million, $14.4 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2025, and for the fiscal years ending March 31, 2026, 2027 and 2029, respectively. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of December 31, 2024, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of December 31, 2024) upon the achievement of certain regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestones under the HanAll Agreement and made a $12.5 million milestone payment in the quarter ended September 30, 2023 in accordance with the terms of the agreement.

Outlook

We currently expect that our existing cash and cash equivalents as of December 31, 2024 of $374.7 million, together with the gross proceeds of $450.0 million from our private placement in January 2025 discussed above, will be sufficient to fund our operating expenses and capital expenditure requirements for at least the next 12 months from the date of the filing of this Quarterly Report and in the long term beyond the next 12 months.

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
•increase manufacturing of IMVT-1402 drug substance to support clinical trials;
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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and nine months ended December 31, 2024, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2024 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2024, we had cash and cash equivalents of $374.7 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of December 31, 2024.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

If we fail to successfully complete our clinical trials of our product candidates and demonstrate the efficacy and safety necessary to obtain regulatory approval to market our product candidates, then our business, financial condition and prospects would be harmed. The commencement and completion of clinical trials may be delayed by several factors, including:

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

In addition, we, the FDA or another foreign regulatory authority may suspend our clinical trials in an entire country at any time, or an IRB or ethics committee may suspend its clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with regulatory requirements, including good clinical practice (“GCP”), or that we are exposing participants to unacceptable health risks, or if the FDA or other foreign regulatory authority, as the case may be, finds deficiencies in our IND or equivalent applications for other countries or the manner in which the clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from our product candidates, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, we may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional nonclinical or clinical studies to bridge our modified product candidate to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring products to market before we do, which could impact the commercial viability of our product candidates.

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

There have been executive, judicial and Congressional challenges and amendments to certain aspects of the Affordable Care Act. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminates the statutory Medicaid drug rebate cap, currently set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Further, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain single-source drugs and biologics that have been on the market for at least 7 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare drug price negotiation program is currently subject to legal challenges. HHS will select up to fifteen additional drugs covered under Part D for price negotiation in 2025. In addition, in response to an October 2022 executive order, on February 14, 2023, HHS released a report outlining three new models for testing by the Center for Medicare and Medicaid Innovation which will be evaluated on their ability to lower the cost of drugs, promote accessibility, and improve quality of care. It is unclear whether the models will be utilized in any health reform measures in the future. Further, on December 7, 2023, an initiative to control the price of prescription drugs through the use of march-in rights under the Bayh-Dole Act was announced. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $111.1 million and $51.4 million for the three months ended December 31, 2024 and 2023, respectively, and $307.4 million and $184.0 million for the nine months ended December 31, 2024 and 2023, respectively. As of December 31, 2024, we had an accumulated deficit of $1,133.1 million.

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

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation, interest rates and trade policy and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of December 31, 2024), certain of which will occur prior to commercialization of batoclimab or IMVT-1402. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of batoclimab or IMVT-1402. Following commercialization, we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of batoclimab and/or IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts.

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

The product liability insurance we currently carry and any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for batoclimab, IMVT-1402 or any future product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any approved product.

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

Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in trade policy, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, changes in inflation and interest rates and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Trade policies and geopolitical disputes and conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our costs of doing business, particularly if these measures occur in regions where our suppliers source components or raw materials. Similarly, the ongoing military conflict between Russia and Ukraine and the Israel/Hamas conflict in the Middle East have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

Risks Related to Our Dependence on Third Parties

We do not have our own manufacturing capabilities and rely on third parties to produce clinical supplies and commercial supplies of our product candidates. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers, which may delay or prevent our ability to obtain marketing approval or commercialize our product candidates if approved.

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

For biologics subject to approval by the FDA via a BLA, such as IMVT-1402 or batoclimab, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological products. Due to the large size and complexity of biological products as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA requires a formal pre-litigation process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims it could result in the invalidation of or render unenforceable some or all of the relevant patent claims or result in a finding of non-infringement. Such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert our management’s attention from our core business and may result in unfavorable results that could limit our ability to prevent third parties from competing with IMVT-1402, batoclimab, or any future product candidates.

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

As of January 31, 2025, RSL beneficially owned approximately 56.9% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

We have been and could be subject to securities litigation, which is expensive and could divert management attention and adversely impact our business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

On December 6, 2024, Andrew Fromkin, a member of our Board of Directors, adopted a trading plan for the sale of a maximum of 36,761 shares of our common stock (the “Trading Plan”) for the purpose of satisfying applicable tax obligations arising in connection with the vesting and settlement of restricted stock units. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until December 15, 2026, or upon the earlier completion of all authorized transactions thereunder.

None of our other directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K) during the three months ended December 31, 2024.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†*	Employment Agreement with Christopher Van Tuyl, dated as of November 27, 2024.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

Immunovant, Inc.

Date: February 6, 2025	By:	/s/ Peter Salzmann, M.D.
Peter Salzmann, M.D.
Chief Executive Officer

	By:	/s/ Eva Renee Barnett
Eva Renee Barnett
Chief Financial Officer