Form 10-K
period 2025-03-31
Immunovant, Inc.
filed 2025-05-29
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
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
_____________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market as of September 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,866.6 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market of $28.51 per share.
As of May 23, 2025, the registrant had 170,923,191 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2025.

IMMUNOVANT, INC.
ANNUAL REPORT ON FORM 10-K

All trademarks, trade names, service marks, and copyrights appearing in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended March 31, 2025 (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” and “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

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

•the potential advantages and differentiated profile of our product candidates compared to existing therapies for the applicable indications, including potential benefits of IMVT-1402’s product attributes and potential best-in-class profile;

•our ability to successfully manufacture, or have manufactured, drug product for clinical trials and commercialization;

•our ability to successfully commercialize our product candidates, if approved;

•the rate and degree of market acceptance of our product candidates, if approved;

•the effects of global factors, geopolitical tensions and adverse macroeconomic conditions, on our business, operations and supply chain, including the potential impact on our clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites, and the results of our clinical trials;

•our expectations regarding the size of the patient populations, opportunity and clinical utility of our product candidates, if approved for commercial use;

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. References to “we,” “us,” and “our” in this section titled “Summary Risk Factors” refer to Immunovant, Inc. and its wholly owned subsidiaries. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

•Our business is dependent on the successful and timely development, regulatory approval and commercialization of our product candidates.

•Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

•Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control and we may not be able to enroll patients in our trials on our anticipated timelines.

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

•Our product candidates may be associated with adverse events or cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the commercial viability of any approved label or market acceptance.

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

•Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in international trade policies and tariffs, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

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

•We do not have our own manufacturing capabilities and rely on third parties to produce clinical supplies and commercial supplies of our product candidates. The manufacture of biologics is complex and we or our third-party manufacturers may encounter difficulties in production or our quality management program may fail to detect quality issues at our third-party manufacturers, which may delay or prevent our ability to obtain marketing approval or commercialize our product candidates if approved.

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

•We and the third parties with whom we work are subject to stringent and changing privacy, data protection and information security laws, contractual obligations, self-regulatory schemes, government regulation, industry standards and other obligations related to data privacy and security. The actual or perceived failure by us or the third parties with whom we work to comply with such obligations could result in harm to our reputation, regulatory investigations or actions, significant fines and liability, disruption of our clinical trials or other material adverse effects on our business.

•If securities or industry analysts do not publish research or reports about our business or publish negative reports about our business, our share price and trading volume could decline and has declined in the past upon downgrades of our common stock.

PART I
Item 1. Business

Overview

Immunovant is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. Our focus is on developing IMVT-1402, a potentially best-in-class inhibitor of the neonatal fragment crystallizable receptor (“FcRn”), to address autoimmune diseases driven by high levels of pathogenic immunoglobulin G (“IgG”) antibodies. FcRn is involved in preventing the degradation of IgG antibodies, and inhibition of FcRn has been shown to reduce levels of total IgG and pathogenic IgG antibodies.

We believe that FcRn inhibition has broad therapeutic and commercial potential to address IgG-mediated autoimmune diseases in several therapeutic areas, including but not limited to, endocrinology, neurology, rheumatology and dermatology. Third-party estimates suggest over four million patients in the United States and Europe could benefit from anti-FcRn treatments across more than 20 indications currently being evaluated in clinical trials by multiple companies, with two indications that are already approved and launched quickly reaching billions of dollars in sales.

In a Phase 1 clinical trial, healthy adults dosed with IMVT-1402 showed deep, dose-dependent IgG reductions. We expect to be able to reach approximately 80% IgG reductions with continued weekly dosing of 600 mg of IMVT-1402, offering deeper IgG reductions than observed with other competitor anti-FcRn programs. There has been consistent evidence observed across the class in eight indications in Phase 2 and 3 trials with FcRn inhibitors that deeper IgG reductions correlate with meaningful improvements in clinical outcomes. This has also been validated with Immunovant’s own Phase 2 and 3 studies evaluating its first-generation anti-FcRn antibody, batoclimab, formerly referred to as IMVT-1401, in Graves’ disease (“GD”), myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”) which showed that IgG reductions of greater than or equal to 70% led to meaningfully better outcomes compared to reductions below 70% across a range of clinical measures.

In the Phase 1 clinical trial, across all evaluated doses, IMVT-1402 demonstrated no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels, which are off-target effects observed in some anti-FcRn antibodies, including batoclimab. We are pursuing the rapid development of IMVT-1402 because of its best-in-class potential, with the 600 mg dose expected to reach approximately 80% IgG reduction. We believe IMVT-1402’s profile has the potential to offer best-in-class efficacy, in addition to its potentially favorable safety profile and convenient administration with a simple self-administered auto-injector expected at launch. As previously disclosed, we will make a final decision about future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time.

We are currently progressing a broad set of programs for IMVT-1402. Over the last fiscal year, we announced the clearance of six investigational new drug (“IND”) applications to support clinical trials to evaluate IMVT-1402. We have initiated studies in five indications, including potentially registrational trials in GD, difficult-to-treat rheumatoid arthritis (“D2T RA”), MG and CIDP, and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in Sjögren’s disease (“SjD”) and a second potentially registrational trial in GD in the summer of 2025. Our primary focus is to execute these six indications first, with plans to assess new indications in the future. All studies evaluating IMVT-1402 are being conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized for multiple approved products.

Data and insights from batoclimab, including our operational trial experience, relationships with investigators and prior results, are being leveraged to inform and potentially accelerate our development programs for IMVT-1402. In March 2025, we announced top-line results of our Phase 3 study of batoclimab in MG, which met its primary endpoint of change in the Myasthenia Gravis Activities of Daily Living (“MG-ADL”) score from baseline in acetylcholine receptor antibody positive (“AChR+”) patients. The 680 mg dose set a new benchmark for magnitude of benefit with a 5.6 point mean improvement and 93% MG-ADL response rate. Batoclimab demonstrated strong durability of Minimal Symptom Expression (MG-ADL = 0 or 1) (“MSE”) with 75% of patients who achieved MSE on 680 mg dose by week 6 maintaining MSE status for ≥ 6 weeks. On the same day, we also announced the initial results from period 1 of the Phase 2b study of batoclimab in CIDP following standard of care washout, which demonstrated a mean improvement in the adjusted inflammatory neuropathy cause and treatment (“aINCAT”) disability score of 1.8 across batoclimab arms and an 84% responder rate in those patients who achieved an IgG lowering greater than or equal to 70%. In both batoclimab studies, deeper IgG reductions correlated with better clinical outcomes across a range of assessments and timepoints. IMVT-1402 600 mg dosing was observed in its Phase 1 trial to have similarly deep IgG reductions to batoclimab 680 mg dosing, supporting IMVT-1402 development in these indications, without the albumin and LDL side effects observed with batoclimab. To add to the strong data sets we have previously reported with batoclimab in GD and TED, we expect to report six-month remission data in GD this summer and Phase 3 TED data in the second half of calendar year 2025.

IMVT-1402 and batoclimab are fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). These antibodies are the result of a multi-step, multi-year research program conducted in collaboration with HanAll Biopharma Co., Ltd., (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that has been shown to deliver better efficacy at the high dose and similar efficacy at the low dose compared to standard FcRn inhibition by competitors.

Business Strategy

We are pursuing a broad anti-FcRn strategy based on the potential best-in-class profile of IMVT-1402 for the treatment of IgG-mediated autoimmune diseases. To execute our strategy, we plan to:

•Prioritize areas of significant unmet medical need where IMVT-1402 could potentially be first- and best-in-class. We plan to expand the use of FcRn inhibitors in indications that benefit a greater number of patients with several potential first- and best-in-class indications such as GD, D2T RA and CLE with significant unmet medical need. We believe the probability of technical success for IMVT-1402 is strong, given its potential to achieve best-in-class IgG reductions, along with the batoclimab data we have generated in GD, the IMVT-1402 case study data presented in CLE, and a competitor’s data in RA.

•Maximize the commercial potential of IMVT-1402 with a clear, differentiated and potentially best-in-class profile in established markets. We plan to leverage the potential best-in-class profile of IMVT-1402 in indications where the anti-FcRn mechanism already has established a commercial presence, such as MG and CIDP. Data generated by batoclimab in these indications support our hypothesis that IMVT-1402 could potentially offer best-in-class efficacy at the high dose with the convenience of a well-established self-administered autoinjector and a potentially favorable safety profile.

•Focus on rapid clinical execution as a key priority. We plan to focus on clinical execution to maintain our head start in the indications listed above and to be nearly-first and potentially best-in-class for indications such as SjD where we can launch in close proximity to in-class competition and expect a differentiated clinical profile. Data generated by a competitor in SjD supports our belief that IMVT-1402 could potentially offer best-in-class efficacy at the high dose due to best-in-class IgG reductions with the convenience of a well-established self-administered autoinjector and potentially favorable safety profile.

•Evaluate potential additional indications. We intend to thoroughly evaluate potential additional indications based on the degree of unmet medical need, the potential benefit offered by anti-FcRn treatment, the target patient population size and the commercial potential.

Our Pipeline

Our research and development programs are organized and managed by therapeutic area and our clinical trials address specific target indications within these areas. The following is our current development pipeline and anticipated milestones:

Anticipated Milestones

The Role of FcRn in Autoimmune Disease

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

IgG antibodies are continuously being removed from circulation and internalized in cellular organelles called endosomes. FcRn is the primary protein responsible for preventing the degradation of IgG antibodies. The role of FcRn is to bind to the IgG antibodies under the more acidic conditions of the endosome and transport them to the cell surface, where the neutral pH causes them to be released back into circulation.

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

Limitations of Current Treatment Options in Autoimmune Disease

Treatment for IgG-driven autoimmune diseases varies widely, however many patients are commonly treated using intravenous or subcutaneous immunoglobulins (“IVIg,” “SCIg”), corticosteroids, plasma exchange (“PLEX”) and immunomodulatory therapies. Despite the availability of the therapies, there remains significant unmet medical need. For example, although immunoglobulin therapy (IVIg, SCIg) is effective, it may be associated with significant side effects and complications such as severe headache, thromboembolism and hemolysis. Additionally, IVIg therapy imposes a burden on patients’ time and at-home administration options remain limited. IVIg supply constraints have occurred, and IVIg is also not available in all markets. SCIg therapy often requires frequent administration at multiple infusion sites using an external pump to deliver the requisite volume of therapy, which presents challenges to patients requiring therapy on a continuous basis.

Corticosteroid therapy, though effective, has well-known serious adverse effects (e.g., weight gain, hypertension, diabetes and osteoporosis), especially with chronic use. PLEX requires central venous access and is not universally available.

Immunomodulatory therapies are all associated with significant potential risks, including the possibility of malignancy and infection. For example, these include azathioprine – cytopenia; cyclosporine – hypertension, nephrotoxicity; mycophenolate – blood dyscrasias including neutropenia and red blood cell (“RBC”) aplasia; rituximab – renal toxicity; and cyclophosphamide – cardiac, pulmonary and renal toxicity as well as bone marrow suppression and infertility. The currently available treatments are associated with significant potential risk of adverse effects, generally impose a high burden on patient’s time and effort and may be subject to restricted availability. There remains a high unmet need for safe and effective targeted therapies for patients suffering from autoantibody-driven disease.

Product Candidate - IMVT-1402

IMVT-1402 is a fully human monoclonal antibody that inhibits FcRn with a potentially best-in-class profile, offering potentially best-in-class efficacy, a favorable route of administration and a potentially favorable safety profile.

In September and November of 2023, we announced results from a Phase 1 clinical trial in healthy adults in New Zealand. In the study’s 300 mg multiple-ascending dose (“MAD”) cohort, a statistically significant reduction of 63% from baseline in mean total IgG levels was observed after four weekly 300 mg subcutaneous doses of IMVT-1402. In the 600 mg MAD cohort, we observed a statistically significant reduction of 74% from baseline in mean total IgG levels after four weekly 600 mg subcutaneous doses of IMVT-1402. No or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed in healthy adults administered IMVT-1402 in either dose cohort; the changes in albumin and LDL cholesterol were similar to those observed with placebo administration. Across all doses evaluated, treatment with IMVT-1402 was generally well tolerated, with only mild or moderate treatment-emergent adverse events observed.

Based on trial results announced to date and the strength of its potential best-in-class profile, we are pursuing development of IMVT-1402 in endocrinology, neurology, rheumatology, dermatology and possibly other therapeutic areas, with a focus on indications representing first-in-class opportunities, or opportunities where we can leverage our own batoclimab or existing in-class clinical data to build confidence in a best-in-class profile. Currently, potentially registrational clinical trials evaluating IMVT-1402 for the treatment of GD, MG, CIDP and D2T RA, and a proof-of-concept study in CLE are enrolling participants. We plan to initiate a potentially registrational trial to evaluate IMVT-1402 in SjD and a second potentially registrational trial in GD in the summer of 2025.

Our Therapeutic Areas

Endocrine Diseases

Graves’ Disease

Overview

GD is an autoimmune disease that affects the thyroid gland. Patients with GD develop IgG autoantibodies that bind to the thyroid-stimulating hormone receptor (“TSHR-Ab”) present on the thyroid gland, which induces increased and uncontrolled secretion of thyroid hormones, resulting in hyperthyroidism. GD is the most common cause of hyperthyroidism and occurs at all ages but especially in adults aged between 20 and 50 years and can impact women of reproductive age. Because thyroid hormones play an important role in controlling functions of many organs such as heart, central and peripheral nervous system, muscle, bone, and skin, the presence of excessive thyroid hormones is associated with a variety of signs and symptoms including enlarged thyroid gland (goiter), palpitations, arrhythmia, anxiety, weight loss, insomnia, osteoporosis, and pretibial myxedema. The presence of TSHR-Ab is also involved in the pathogenesis of Graves’ ophthalmopathy (“GO”), also known as TED, which is more likely to occur in patients with GD who have a more severe degree of hyperthyroidism, larger goiter, history of smoking, or have been treated with radioiodine (“RAI”).

The treatment of GD has seen minimal innovation in therapeutic options over the past 70-plus years. Antithyroid drugs (“ATDs”), as the only existing pharmacological therapy, do not address the underlying disease pathology characterized by high levels of TSHR-Ab. A conservative analysis of Inovalon claims data estimates that the prevalence of Graves’ patients is approximately 880,000 in the U.S., and further analysis suggests that there are approximately 330,000 patients who have relapsed on ATDs and who have opted not to pursue ablation. Other market-sizing analyses by various methods suggest that 25-30% of Graves’ patients are relapsed, uncontrolled on or intolerant to ATDs, representing a potentially significant unmet medical need.

Current Treatment Paradigm

The main treatment goal of GD is to reduce thyroid hormone levels. There are 3 options currently available: surgery, RAI, and ATDs. The most commonly prescribed ATDs in the U.S. are the thionamides, methimazole and propylthiouracil. An internal chart review of over 1,000 patient records from over 140 endocrinologists and a patient survey of 100 patients indicate that approximately 25-30% of GD patients remain uncontrolled on ATDs. A recent study showed that Graves’ patients with persistent stimulating TSHR-Ab levels had a 6-fold increased risk for relapse after ATD withdrawal. Collectively, these data suggest that a treatment for GD targeting the reduction or elimination of circulating stimulating TSHR-Ab would address the underlying autoimmune pathogenesis of the disease and would restore normal thyroid function.

Surgery, which involves partial or entire removal of the thyroid gland (thyroidectomy) is an option, especially for patients with large goiters, women planning pregnancy and, in some cases, patients who have failed to respond to ATDs. Although any such surgical procedure may lead to an immediate resolution of the hyperthyroidism, it is associated with potential complications including parathyroid gland injury, which may lead to hypocalcemia, and damage of the laryngeal nerve. Treatment with RAI destroys the thyroid using ionizing radiation. It is considered an alternative to medical management in several countries, especially if ATDs are contraindicated or among patients who do not respond to this drug class. Since RAI can worsen TED, it is not recommended in patients with TED or in smokers who are at higher risk of developing TED, and in women who are pregnant or lactating. Finally, recent data suggest an association between RAI and increased risk for several types of cancer. In addition, RAI is associated with sustained increases in TSHR-Ab titers, risk for de novo TED and worsening of pre-existing TED. Both thyroidectomy and RAI may result in hypothyroidism, requiring lifelong treatment with thyroid hormone replacement. Given these risks, the treatment paradigm for GD continues to shift away from RAI and thyroidectomy, resulting in an increasing number of patients who are not controlled on ATDs but who are choosing not to undergo ablation. Rates of surgery and RAI have declined significantly in the U.S. in recent years, to about 11% of patients in 2021, according to an analysis of claims data, from more than half of patients in 2005.

Batoclimab Phase 2 Proof-of-Concept Trial

In December 2023 and September 2024, we announced results from a proof-of-concept Phase 2 clinical trial (NCT05907668) of batoclimab for the treatment of uncontrolled GD, which enrolled subjects who were hyperthyroid despite ATD therapy. This study represents the first evaluation of an FcRn inhibitor as a potential treatment for GD.

Participants in the trial received 12 weeks of high dose batoclimab, 680 mg weekly by subcutaneous injection (“SC”), followed by 12 weeks of lower dose batoclimab, 340 mg weekly SC. At the end of the first 12 weeks, a mean IgG reduction of 77% and a 76% response rate (defined as T3 and T4 falling below the upper limit of normal (“ULN”) without increasing the ATD dose) were observed. Also, 56% of subjects treated with higher dose batoclimab achieved an ATD-Free Response (defined as T3 and T4 falling below the ULN and the patient simultaneously tapering completely off their ATD) at the end of the first 12 weeks. During weeks 13 to 24, lower 340 mg dose batoclimab resulted in mean IgG reduction of 65% with a correspondingly lower responder rate of 68% and a lower ATD-Free Response rate of 36% at the end of the second 12 weeks. Patients who achieved at least a 70% IgG reduction at the end of the evaluation period had nearly a threefold higher ATD-Free Response rate than those who did not (60% vs. 23%). Additional data for certain thyroidal and extrathyroidal manifestations of GD showed a 60% response rate achieved by week 2, demonstrating the rapidity of response to weekly higher dose batoclimab. Improvements in proptosis and lid aperture were also observed at both week 12 and week 24. Batoclimab was generally well tolerated with no new safety signals observed. This clinical trial is ongoing, with additional data expected in the summer of calendar year 2025, including remission data from the 24-week post-treatment follow-up period.

IMVT-1402 as a Potential Treatment for GD

We believe data from our Phase 2 proof-of-concept trial evaluating batoclimab in GD demonstrate the potential of FcRn inhibition for the treatment of GD by modifying the underlying disease pathology, which is driven by stimulating TSHR-Ab. In addition, these data represent strong evidence that deeper IgG reduction correlates with better clinical outcomes in GD for patients whose disease remains uncontrolled on ATDs, indicating potential for IMVT-1402 to be the best-in-class FcRn inhibitor.

IMVT-1402 Potentially Registrational Trials in GD

We initiated a potentially registrational trial evaluating IMVT-1402 in adults with GD in December 2024. This Phase 2b study (NCT06727604) is a randomized, placebo-controlled, 52-week trial in Graves’ patients who are hyperthyroid despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study is expected to enroll approximately 240 participants randomized (1:1:1) to one of two blinded treatment groups each receiving IMVT-1402, 600 mg weekly SC, or a matched placebo group. Participants will be evaluated over two consecutive 26-week blinded treatment periods. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. Following the initial 26-week period, participants in the IMVT-1402 treatment group 2 will be assigned to either continued treatment with IMVT-1402 at the same dose or matching placebo for the second 26-week study period based on the participant’s thyroid-stimulating hormone receptor autoantibodies (“TRAb”) value and euthyroid status determined at week 26. The study’s primary endpoint is the proportion of participants who are euthyroid and off ATD at study week 26. A key secondary endpoint will measure the proportion of participants who become euthyroid and stop ATD treatment at week 52. We expect to report top-line results from this trial in 2027.

More details on the trial design are described in the figure below:

In the summer of 2025, we plan to initiate a second potentially registrational trial evaluating IMVT-1402 in adults with GD. This study is a randomized, placebo-controlled, 26-week trial in Graves’ patients who are hyperthyroid despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study is expected to enroll approximately 210 participants randomized (1:1:1) to one of three blinded treatment groups receiving IMVT-1402 600 mg weekly SC, IMVT-1402 300 mg weekly SC, or matched placebo group. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. The study’s primary endpoint is the proportion of participants in the 600 mg weekly SC dose group who are euthyroid and are off ATD versus placebo at study week 26. A key secondary endpoint will measure the proportion of participants in the 600 mg weekly SC dose group who have T3 (Total T3 or FT3) and FT4 ≤ULN and are off ATD versus placebo. More details on the trial design are described in the figure below:

Neurological Diseases

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

The symptoms of the disease can be transient and in the early stages of the disease, can remit spontaneously. However, as the disease progresses, symptom-free periods become less frequent and disease exacerbations can last for months or remain chronic. After 15 to 20 years, some weakness often becomes fixed, with the most severely affected muscles frequently becoming atrophic. Many patients find it difficult to perform daily activities due to both insufficient improvement in symptoms even after treatment and in some, the complicating long-term side effects of oral corticosteroids. Approximately 15% to 20% of MG patients will experience at least one myasthenic crisis during which the impairment of muscles required to breathe can become life-threatening.

The prevalence of MG is estimated to be approximately 59,000 to 116,000 cases in the U.S. with 35% of patients not well-controlled on the current standard of care, representing approximately 20,000 to 35,000 patients with significant unmet medical need in the U.S. The majority of these patients demonstrate elevated serum levels of acetylcholine receptor (“AChR”) antibodies.

Current Treatment Paradigm

Very early-stage MG is symptomatically treated with acetylcholinesterase inhibitors. As the disease progresses, patients are typically treated with immunosuppressive agents such as glucocorticoids, azathioprine, mycophenolate mofetil and cyclosporine. Thymectomy may be indicated for treatment in certain patients. As MG becomes more advanced, patients can be treated during exacerbations with IVIg, which provides therapeutic benefit through multiple potential mechanisms including the saturation of FcRn. Physicians direct patients with more advanced chronic disease and patients in times of crisis to therapies that reduce levels of circulating IgG antibodies via PLEX or a variant of PLEX, immunoadsorption. More recent novel mechanism of action therapies include FcRn inhibitors, which generally reduced IgG by 60-70% in their Phase 3 trials at approved doses, and complement inhibitors.

Batoclimab Phase 3 Trial in MG

In March 2025, we announced top-line results from a randomized, quadruple-blind, placebo-controlled Phase 3 trial (NCT05403541) to assess the efficacy and safety of batoclimab in adults with MG. Following screening, participants with moderate to severe MG were randomized into Period 1 where they received high dose batoclimab (680 mg) or low dose batoclimab (340 mg) or placebo weekly SC for 12 weeks. Responders to batoclimab in Period 1, defined in the protocol as ≥ 2-point improvement in the MG-ADL score from baseline, were re-randomized 1:1:1 to batoclimab (340 mg SC weekly or 340 mg SC every other week) or placebo weekly SC for 12 weeks (Period 2). The primary endpoint of the study was mean change from baseline in MG-ADL in AChR+ participants at week 12 (end of Period 1).

Batoclimab met its primary endpoint of mean change from baseline in MG-ADL in AChR+ participants. Among the AChR+ population, participants randomized to 680 mg of batoclimab administered weekly SC (“QW”) achieved a 5.6 point mean improvement in MG-ADL at week 12 (n=57; p < 0.001), while those randomized to 340 mg of batoclimab QW achieved a 4.7 point mean improvement (n=52; p < 0.05) and those randomized to placebo demonstrated a 3.6 point mean improvement (n=55; p < 0.05). 93% of AChR+ participants receiving batoclimab 680 mg QW achieved an MG-ADL response at week 12. Subjects in the 680 mg batoclimab treatment arm showed a mean reduction in IgG levels of 74% vs. 64% in the 340 mg batoclimab arm. 42% of the AChR+ subjects treated with batoclimab 680 mg QW achieved MSE, defined as having an MG-ADL score of 0 or 1 at week 12. Of those subjects that achieved MSE prior to or by week 6, 75% maintained their MSE status for ≥ 6 weeks. Safety and tolerability were observed to be consistent with prior batoclimab studies.

We are planning to leverage the data and learnings from the batoclimab MG study, including our operational trial experience, relationships with investigators and prior results, to inform and accelerate our program with IMVT-1402.

IMVT-1402 as a Potential Treatment for MG

We believe our Phase 3 batoclimab data demonstrates the meaningful potential efficacy benefit in MG with deeper IgG suppression than is available with current treatments, deeper disease control and more durable clinical responses. The 340 mg arm of batoclimab was observed to reduce MG-ADL in line with other FcRn competitors approved or in development for MG, while the 680 mg arm had the greatest absolute MG-ADL reduction observed in a global Phase 3 trial. Further, IMVT-1402’s improved tolerability profile positions it to demonstrate a potentially superior therapeutic benefit even versus batoclimab. Ad-hoc analysis on the cohort of patients with no missed doses in the last 4 weeks of the treatment period shows a > 6 point change from baseline in MG-ADL score (680 mg dose). Many of the currently available treatments, including the approved FcRn inhibitors, can leave patients with burdensome administration requirements, significant side effects or long wait times to see treatment effect, in contrast with the simple subcutaneous autoinjector for IMVT-1402 and safety and tolerability profile observed to date.

IMVT-1402 Potentially Registrational Trial in MG

We initiated a potentially registrational trial evaluating IMVT-1402 in adults with MG in March 2025. This Phase 3 trial is a randomized, placebo-controlled, 26-week trial. This study is expected to enroll approximately 230 participants randomized (1:1:1) to one of three blinded treatment groups receiving IMVT-1402 600 mg weekly SC, IMVT-1402 300 mg weekly SC, or matched placebo group for the 12-week induction period. Participants on treatment will continue to be on the same treatment for the 14-week maintenance period, while patients on placebo will receive IMVT-1402 600 mg weekly SC. The study’s primary endpoint is the change in MG-ADL from baseline at week 12. We expect to report top-line results from this trial in 2027.

More details on the trial design are described in the figure below:

Chronic Inflammatory Demyelinating Polyneuropathy

CIDP Overview

CIDP is believed to be an immune-mediated neuropathy characterized by demyelination of peripheral nerves and nerve roots that is driven by pathologic, autoreactive IgG antibodies. The estimated prevalence of CIDP is approximately 58,000 patients in the U.S., with approximately 30% inadequately controlled on treatment, representing approximately 16,000 patients with significant unmet medical need in the U.S.

CIDP typically presents with progressive or relapsing, symmetric involvement of both proximal and distal extremity muscle weakness over the course of several weeks. While the pathophysiology of CIDP is not completely understood, passive serum transfer animal models and the response of CIDP patients to intravenous immunoglobulin, plasma exchange and FcRn blockade suggests that autoantibodies are involved in its pathogenesis. Autoantibody-induced degeneration and demyelination would be expected to cause characteristic electrophysiologic alterations of the peripheral nerves and is clinically manifested by the sensorimotor deficits of CIDP.

Current Treatment Paradigm

IVIg, corticosteroids and PLEX are first-line therapies in the treatment of CIDP. For patients who fail to achieve objective improvement (i.e., of impairment and disability) after three months of treatment with a first-line agent, another agent may be tried. Alternative options include rituximab, cyclophosphamide or cyclosporine, despite limited evidence supporting their use. Once objective improvement is achieved, the patient may be switched to maintenance treatment, the goal of which is to reduce the dose or frequency of treatment while still controlling disease. For maintenance therapy, patients may be switched from IVIg to SCIg, and immunomodulatory agents such as azathioprine, cyclosporine or mycophenolate may be used for IVIg dose-reducing, corticosteroid-sparing or PLEX frequency-reducing effect. For long term management of clinically stable patients, therapy should be periodically reduced or stopped to assess if treatment is still required. An anti-FcRn inhibitor has also been approved for the treatment of CIDP; however, we believe there is still meaningful room to improve on efficacy.

Batoclimab Phase 2b Trial in CIDP

In March 2025, we announced initial results from Period 1 of the randomized, quadruple-blind, placebo-controlled Phase 2b trial designed to assess the efficacy and safety of batoclimab in adult patients with active CIDP (NCT05581199). To ensure the enrollment of patients with active CIDP, the trial design incorporates inclusion criteria tied to active disease and a formal adjudication committee, as well as a washout phase during which participants must worsen by at least 1 point on the aINCAT disability scale to remain in the trial. Period 1 was a non-placebo controlled 12-week run-in period, during which participants whose disease had worsened during standard of care washout then received either 340 mg or 680 mg batoclimab QW SC.

Combined data for 73 patients (both dose cohorts of Period 1) demonstrated a 1.8-point improvement in aINCAT disability score (compared to Period 1 baseline) at week 12. An 84% responder rate (with response defined as an aINCAT score improvement ≥ 1) was observed among all patients whose level of IgG was reduced by ≥ 70% as compared to 44% among patients with < 70% IgG reductions. Other CIDP scales also demonstrated meaningful improvements for the pooled dose cohorts at week 12. The study remains blinded and is ongoing. No new safety signals were observed.

We are planning to leverage the data and learnings from the batoclimab CIDP study, including our operational trial experience, relationships with investigators and prior results, to inform and accelerate our program with IMVT-1402.

IMVT-1402 as a Potential Treatment for CIDP

We believe our Phase 2b batoclimab data demonstrates the meaningful potential efficacy benefit in CIDP with deeper IgG suppression than is available with current treatments. The combined results of the batoclimab 340 mg and 680 mg dose arms achieved a best-in-class mean change from baseline in aINCAT score at week 12 of 1.8, double the change observed from the approved competitor. Batoclimab also had meaningful efficacy improvements in many functional secondary endpoints including grip strength, a disability scale, and a physician reported muscle function scale. Many of the currently available treatments, including the approved FcRn inhibitors, can leave patients with burdensome administration requirements, significant side effects or long wait times to see treatment effect, in contrast with the simple subcutaneous autoinjector for IMVT-1402 and safety and tolerability profile observed to date.

IMVT-1402 Potentially Registrational Trial in CIDP

We initiated a potentially registrational trial evaluating IMVT-1402 in adults with CIDP in March 2025. This Phase 2b trial is a randomized, placebo-controlled, 24-week trial in CIDP patients. The study is expected to enroll approximately 162 participants randomized (2:1) to one either receiving IMVT-1402 600 mg weekly SC, or matched placebo for the 24-week treatment period. The study’s primary endpoint will evaluate the proportion of participants remaining relapse free (aINCAT) at week 24. We expect to report top-line results from this trial in 2028.

Rheumatology Diseases

Rheumatoid Arthritis

RA Overview

Rheumatoid Arthritis (“RA”) is a chronic progressive autoimmune disease that causes inflammation in the joints and surrounding tissues. Inadequate control of the joint inflammation associated with RA may result in irreversible joint erosions. The estimated prevalence of severe RA in the U.S. is approximately 490,000, approximately 15% of whom are autoantibody positive with inadequate response to prior biologic or targeted synthetic disease modifying anti-rheumatic drugs (“DMARDs”), representing approximately 70,000 patients with significant unmet medical need in the U.S. Several autoantibodies have been identified in RA, including rheumatoid factor (“RF”) and anti-citrullinated protein antibodies (“ACPA”). These RA-specific autoantibodies are found in 70-80% of RA patients and exacerbate inflammation via immune complex formation. Positivity for RF and ACPA seems to have an amplifying effect on disease, resulting in an aggressive phenotype with more severe disease manifestations. Seropositive RA is also associated with poor outcomes on currently available therapies.

Current Treatment Paradigm

Therapeutic approaches for RA are intended to help control joint inflammation, damage and other associated disease manifestations. Currently available treatments include a variety of conventional oral, targeted synthetic and biologic DMARD treatments. These therapies primarily function by modulating the immune response and limiting the activity of pro-inflammatory cytokines such as tumor necrosis factor-alpha (“TNF-α”), interleukin-6 (“IL-6”), and others impacting the pathogenesis of RA. While many patients experience symptom relief and disease control with these agents, D2T RA patients continue to experience active disease despite undergoing multiple lines of therapy with different mechanisms of action. For these patients, therapeutic options remain very limited while the risk of irreversible joint damage persists, highlighting a critical unmet medical need. Innovative strategies and novel therapeutic targets are needed to improve outcomes and quality of life for this patient population.

IMVT-1402 as a Potential Treatment for D2T RA

Because of the role of FcRn in preventing the degradation of IgG autoantibodies, such as ACPAs, FcRn inhibition is an attractive mechanism as a potential treatment for ACPA-positive RA. Recent in-class anti-FcRn data from a Phase 2a placebo-controlled, proof-of-concept trial evaluating nipocalimab in patients with RA demonstrated that deeper ACPA IgG reduction correlated with improved rates of clinical response.

IMVT-1402 Potentially Registrational Trial in D2T RA

We initiated a potentially registrational trial evaluating IMVT-1402 in ACPA-positive D2T RA in December 2024. This trial (NCT06754462) is expected to enroll approximately 120 participants into an initial 16-week open-label, active treatment period. To ensure the enrollment of patients with active D2T RA, the trial inclusion criteria require elevated ACPA levels and prior inadequate response to two or three (but no more than three) classes of biologics or targeted synthetic DMARDs. The study will evaluate IMVT-1402’s 600 mg weekly SC during the open-label induction phase of the trial with the intent of maximizing reduction in ACPA levels. Participants achieving a response at weeks 14 and 16 per the American College of Rheumatology response criteria 20 (“ACR20”) will be randomized in a 1:1:1 ratio to receive blinded treatment with either IMVT-1402 600 mg, IMVT-1402 300 mg or placebo, weekly SC for 12 weeks. The primary endpoint will assess the proportion of such participants who maintain the ACR20 response at week 28. Eligible participants who complete week 28 will have the option to receive IMVT-1402 for an additional period of 48 weeks as part of a long-term extension period. We expect to report initial results from the period 1 open label portion of this trial in 2026.

More details on the study design are described in the figure below:

Sjögren’s Disease

SjD Overview

Sjögren’s disease, formerly referred to as Sjögren’s syndrome, is a chronic autoimmune disease characterized by lymphocytic infiltration of the salivary and lacrimal glands. It is classically associated with severe dryness of the eyes and mouth; the latter frequently associated with difficulty swallowing or speaking, tooth decay, gum disease and impaired quality of life. Up to 50% of affected individuals also develop extra-glandular manifestations that can impact a variety of organ systems such as the joints, skin, lungs, gastrointestinal tract, nervous system, or kidneys.

SjD may occur in isolation (primary SjD) or in association with another systemic autoimmune disease such as rheumatoid arthritis (secondary SjD). It can be challenging to diagnose SjD based on symptoms alone due to the heterogeneity at presentation. However, serological testing including autoantibodies can help inform diagnosis. Autoantibodies including anti-Ro/SSA and anti-La/SSB have been detected in approximately 50-70% of patients with primary SjD and play crucial roles in both the diagnosis and prognosis of the disease.

The estimated prevalence of primary SjD is approximately 290,000 in the U.S. It is estimated that up to 30% of primary SjD patients have moderate-to-severe disease with anti-Ro/SSA antibodies, representing approximately 90,000 SjD patients with significant unmet medical need in the U.S.

Current Treatment Paradigm

No therapies have been approved specifically for the treatment of SjD. Therapeutic approaches for SjD disease include local agents such as pilocarpine hydrochloride and cevimeline hydrochloride for oral and ocular dryness as well as systemic treatments such as hydroxychloroquine, methotrexate, mycophenolate sodium, azathioprine, and cyclosporine to address organ manifestations. This results in frequent visits with healthcare professionals and a high burden of treatment for Sjögren’s patients, suggesting a need for the development of novel treatments that target the underlying pathophysiological mechanism of this disease.

IMVT-1402 as a Potential Treatment for SjD

Recent in-class data from a Phase 2 placebo-controlled, multicenter trial evaluating nipocalimab in patients with SjD provides support for anti-FcRn proof of mechanism. The clear dose response on mean change in Clinical European League Against Rheumatism Sjögren’s Syndrome Disease Activity Index (“ClinESSDAI”) score supports the potential correlation between degree of IgG suppression and improved clinical outcomes.

IMVT-1402 Potentially Registrational Trial in SjD

We plan to initiate a potentially registrational trial evaluating IMVT-1402 in SjD in the summer of 2025. This trial (NCT06979531) is a randomized, double-blind, placebo controlled, parallel-group study to assess the efficacy, safety, and tolerability of IMVT-1402 in adult participants with moderate to severe systemic primary SjD. The trial is anticipated to enroll approximately 180 participants randomized in a 1:1:1 ratio to receive IMVT-1402 600 mg, IMVT-1402 300 mg or placebo weekly SC for two 24-week blinded treatment periods. The primary endpoint will assess the efficacy of IMVT-1402 compared to placebo as assessed by ClinESSDAI score at week 24. Participants assessed as responders at week 24, defined as participants that show an improvement of ≥ 4 points from baseline ClinESSDAI score, will continue on treatment for a second 24-week period. A key secondary endpoint will assess change from baseline in ClinESSDAI score at week 48. We expect to report top-line results from this trial in 2028.

More details on the trial design are described in the figure below:

Dermatology Diseases

Cutaneous Lupus Erythematosus

CLE Overview

CLE is a rare, chronic skin disease characterized by skin-specific disease activity, inflammation and eventually damage. Triggered by sun exposure, CLE manifests as a recognizable rash and painful skin lesions, often with related symptoms such as itching, burning and alopecia. Subacute Cutaneous LE (“SCLE”) and Chronic Cutaneous LE (“CCLE”) are subtypes of CLE with distinct skin presentation and clinical course and high unmet medical need. The estimated prevalence of SCLE and CCLE is approximately 153,000 in the U.S. Approximately 50% of these SCLE and CCLE patients do not adequately respond to first-line therapies representing approximately 75,000 patients with potential significant unmet medical need in the U.S. IgG autoantibodies and immune complexes are observed to play a critical role in CLE disease pathophysiology.

Current Treatment Paradigm

First-line therapies are photoprotection, topical steroids and broad-spectrum therapies (i.e. DMARDs, antimalarials and corticosteroids) followed by IVIg or off-label biologics. It is estimated that approximately 50% of patients are not optimally managed with or without topical steroids due to insufficient response, relapse, or risk of retinopathy following first-line antimalarials.

IMVT-1402 as a Potential Treatment for CLE

There is growing biologic and translational evidence supporting the role of IgG autoantibodies and immune complexes in the pathogenesis of CLE. Furthermore, published case studies using IVIg offer strong mechanistic evidence for the role of IgG autoantibodies in driving disease. Blocking FcRn may disrupt CLE pathology by providing upstream inhibition of the inflammatory cascade triggered in cells by pathogenic antibodies and immune complexes.

In addition, in April 2025, we presented observations from a proof-of-principle case study evaluating IMVT-1402 in a SCLE patient over a period of 12 weeks. The participant in the case study, a 57-year-old female, had alopecia and skin manifestations in multiple locations with a baseline Cutaneous Lupus Erythematosus Disease area and Severity Index activity (“CLASI-A”) score at screening of 36, which falls into the severe range on the clinical scale. The participant received open-label weekly treatment with 600 mg of IMVT-1402 for 12 weeks and saw significant clinical improvement in both skin lesions and alopecia. By week 12, the participant had a greater than 60% reduction in CLASI-A score to 13. A 5-point reduction in CLASI-A is considered clinically meaningful and this participant improved by 23 points by week 12. The participant also achieved approximately 78% total IgG reduction from baseline by week 12. A second patient dosed in this study also showed significant clinical improvement, with a CLASI-A score of 18 at screening reduced to 8 by week 12 of QW dosing, a > 50% improvement. We believe the initial data from this case study may provide important support for the mechanism and for the potential of IMVT-1402 as a first- and best-in-class anti-FcRn therapy in CLE.

IMVT-1402 Proof-of-Concept Trial in CLE

We initiated a proof-of-concept trial of IMVT-1402 in CLE in February 2025. This Phase 2b trial (NCT06980805) is a randomized, double-blind, placebo-controlled trial to assess the safety, tolerability and efficacy of IMVT-1402 in participants with active SCLE and/or CCLE with or without systemic manifestations. This trial is anticipated to enroll approximately 56 participants randomized 1:1 to IMVT-1402 600 mg QW SC or placebo QW SC for 12 weeks during Period 1. Participants who complete Period 1 will enter Period 2, during which all participants will receive IMVT-1402 600 mg QW SC for 14 weeks. After completion of Period 2, participants will be rerandomized 1:1 to blinded IMVT-1402 300 mg or 600 mg SC QW for 26 weeks. The primary endpoint will evaluate the efficacy of IMVT-1402 compared to placebo based on percent change from Period 1 baseline in CLASI-A score at week 12. We expect to report top-line results from this trial in 2026.

More details on the trial design are described in the figure below:

Key Agreements

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of Roivant Sciences Ltd ("RSL"), entered into the HanAll Agreement. Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to (a) develop, import and use (i) the antibody referred to as batoclimab, (ii) certain back-up and next-generation antibodies (including IMVT-1402) and (iii) products containing such antibodies, and (b) to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”) for all human and animal uses during the term of the agreement. With respect to these licenses, RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the Licensed Territory outside of the U.S. and E.U.; (2) an affiliate of RSG in any country in the Licensed Territory; and (3) a third party in the U.S. and E.U. only after submission of a biologics license application (“BLA”) in the U.S. or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody and certain back-up and next-generation antibodies (including IMVT-1402), with or through a contract research organization or service provider in the Licensed Territory.

In December 2018, we obtained and assumed all of the rights, title, interest and future obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and our wholly owned subsidiary, Immunovant Sciences GmbH, (“ISG”), for an aggregate purchase price of $37.8 million.

Pursuant to the HanAll Agreement, we will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million upon the achievement of certain regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires and (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, our wholly owned subsidiary, ISG, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply us with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. We previously entered in a Master Services Agreement (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of our relationship with Samsung. Upon execution of the PSA, we committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, we have a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (1) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (2) the other party’s insolvency or bankruptcy or (3) certain force majeure events. The remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million as of March 31, 2025.

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

•enable our employees to participate in Roivant’s career development program which facilitates employee mobility across members of the Roivant family of companies;

•benefit from shared learnings best practices, and external industry relationships across the Roivant family of companies; and

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

Sales and Marketing

We do not currently have our own sales or distribution capabilities and our marketing capabilities are limited. In order to commercialize IMVT-1402, batoclimab or any future product candidate, if approved for commercial sale, we would have to develop additional infrastructure to support global product sales and marketing activities. We intend to build a small, targeted specialty sales organization in the U.S., targeting specialist physicians that treat high numbers of patients with autoimmune conditions. We believe these physicians treat a majority of patients with the autoimmune indications for which we intend to seek regulatory approval and most often serve as the diagnosing and treating physicians for such indications. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for IMVT-1402, batoclimab or any future product candidates inside and outside the U.S.

Manufacturing

We do not currently own or operate manufacturing facilities for the manufacturing, testing, storage and distribution of clinical or commercial quantities of our product candidates, which include drug-device combination products that we are developing. We currently rely and intend to continue to rely on contract manufacturing organizations (“CMOs”) for drug substance, drug product and delivery devices, as well as labeling, packaging and distribution, and we do not have plans to develop our own manufacturing operations in the foreseeable future.

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

As our clinical needs and commercial plans continue to evolve, we may engage additional third-party manufacturers to support clinical trials for our product candidates as well as commercialization of our product candidates, if approved. In addition, we have personnel with substantial technical and product development experience who actively manage the CMOs producing our product candidates and plan to use such personnel to manage CMOs for any other product candidates or products that we may develop in the future.

Our outsourced approach to manufacturing relies on CMOs to first develop cell lines and manufacturing processes that are compliant with current good manufacturing practice (“cGMP”) then produce material for nonclinical studies and clinical trials. Our agreements with CMOs may obligate them to develop a production cell line, establish master and working cell banks, develop and qualify upstream and downstream processes, develop drug product process, validate (and in some cases develop) suitable analytical methods for test and release as well as stability testing, produce drug substance for nonclinical testing, produce cGMP-compliant drug substance or produce cGMP-compliant drug product. We conduct audits of CMOs prior to initiation of activities under these agreements and monitor operations to ensure compliance with the mutually agreed process descriptions and cGMP regulations.

Competition

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents in the same class as IMVT-1402 and batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (Argenx SE), nipocalimab (The Janssen Pharmaceutical Companies of Johnson & Johnson) and rozanolixizumab (UCB). In June 2023, the FDA approved VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of generalized myasthenia gravis (“gMG”) in adults who test positive for the AChR antibody. Previously, the FDA approved VYVGART (efgartigimod alfa-fcab) in the same patient population in December 2021. In June 2023, the FDA also approved RYSTIGGO® (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase antibody positive. In June 2024, the FDA expanded the label for VYVGART Hytrulo to include the treatment of CIDP. In April 2025, the FDA approved the VYVGART® Hytrulo prefilled syringe (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of adult patients with gMG who are AChR antibody positive and adult patients with CIDP. In April 2025, IMAAVYTM (nipocalimab), an anti-FcRn monoclonal antibody, was approved by the FDA for the treatment of MG in adult and pediatric patients aged 12 and older who are anti-AChR and anti-MuSK antibody positive. Viridian Therapeutics is developing a portfolio of engineered FcRn inhibitors, including VRDN-006, which is currently in Phase 1 development, and VRDN-008, which is currently in preclinical development, and have the potential to treat a broad array of autoimmune diseases.

Our product candidates, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS® (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of MG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include ULTOMIRIS® (ravulizumab-cwvz), which was approved in April 2022, and ZILBRYSQ® (zilucoplan), approved in October 2023. In October 2024, Amgen announced positive data in patients who are positive for anti-AChR antibodies for UPLIZNA® (inebilizumab), a CD19-targeted humanized monoclonal antibody currently in Phase 3 development for the treatment of gMG.

For CIDP, our product candidates may also face competition from agents in Phase 3 with different mechanisms of action including C1 inhibitors riliprubart (Sanofi), DNTH103 (Dianthus) and C2 inhibitor empasiprubart (Argenx SE).

For GD, we are aware of multiple agents with different mechanisms of action that are in early-stage development including TSH antagonists being developed by Crinetics Pharmaceuticals and Lycia Therapeutics (LCA-0321) and currently in IND-enabling studies, Biohaven’s IgG degrader (BHV-1300) in a Phase 1 study, and Sanofi’s BTK inhibitor (rilzabrutinib) in a Phase 2 study. For patients with TED, the first line of treatment is generally immunosuppressive therapy, including high doses of corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, and tocilizumab (Roche), an anti-IL-6R monoclonal antibody, may also be used as off-label treatment options for TED and other IgG-mediated autoimmune diseases. In January 2020, the FDA approved Horizon Therapeutics’ TEPEZZA® (teprotumumab), an anti-insulin like growth factor 1 receptor (“IGF-1R”) antibody, for the treatment of TED. In September 2024, Viridian Therapeutics reported positive top-line results for veligrotug (VRDN-001), an IGF-1R antibody, from a Phase 3 pivotal study in TED. It is also advancing VRDN-003, a second anti-IGF-1R therapy, in Phase 3 development in TED.

For RA, which is the most common systemic autoimmune disease, treatment options include a variety of conventional oral, targeted synthetic and biologic DMARDs. However, for the subset of patients with D2T RA, characterized by inadequate response to two or more biologic or targeted DMARDs, no proven treatment options are available. In November 2023, Janssen announced supportive data for nipocalimab from a Phase 2a study in patients with ACPA and/or RF+ RA and who have had an inadequate response or intolerance to at least 1 prior anti-TNF therapy.

For CLE, a dermatology focused therapeutic category with no treatment innovation for more than 50 years, treatment options include prevention of exposure to sunlight with the utilization of both topical and systemic therapies such as antimalarials, immunomodulators and immunosuppressives (methotrexate, mycophenolate). With the significant unmet need and increasing demand for biologic therapies in dermatology and rheumatology, the competitive landscape for SCLE and CCLE is a growing market for novel therapies and diagnostic tools in development. Biogen is in Phase 2/3 with litifilimab (BDCA2) and AstraZeneca is in Phase 3 anifrolumab (IFNAR1) with many other early development programs.

For SjD, therapeutic approaches include a variety of local agents to address the associated dry eye and mouth and/or immunosuppressive treatments to address the systemic manifestations of disease. Although a variety of drug classes have been trialed to-date, there are no disease-modifying therapies approved for the treatment of SjD. Anti-FcRns nipocalimab (The Janssen Pharmaceutical Companies of Johnson & Johnson) and efgartigimod (Argenx SE) are currently in Phase 3 trials in SjD. Our product may also face competition from other drug classes, including TYK2 (deucravacitinib), CD40 (dazodalibep), BAFF (ianalumab) or BLyS/APRIL (telitacicept).

Drug development is highly competitive and subject to rapid and significant technological advancements. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, as well as academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage, reimbursement and public opinion. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. In October 2023, Amgen completed its previously announced acquisition of Horizon Therapeutics for approximately $27.8 billion, expanding its rare disease pipeline. In February 2025, Alumic Inc. and ACELYRIN, INC., who is advancing a subcutaneously delivered anti-IGF-1R antibody for the treatment of TED, announced they will merge in an all-stock transaction. Competition may reduce the number and types of patients available to us to participate in clinical trials because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for IMVT-1402, batoclimab, and any of our future product candidates, their use in the planned indications, discoveries, product development technologies and know-how; to operate without infringing on the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek, and continue to seek, to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We also rely on trademarks, trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

While we seek broad coverage under our existing patent applications, there is a risk that competitors may make an alteration to any products we develop or processes we use which may provide sufficient basis for the competitor to avoid infringing our patent claims. In addition, patents, if granted, will expire and we cannot provide any assurance that any patents will be issued from our pending or any future applications or that any potentially issued patents will adequately protect our products or product candidates.

Following our assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG is the exclusive licensee of certain patents, patent applications and know-how directed to batoclimab, IMVT-1402, and certain back-up and next-generation antibodies, and products containing such antibodies, in the Licensed Territory. As of May 29, 2025, the in-licensed patent portfolio includes a patent family covering batoclimab with pending patent applications and/or issued patent(s) in the U.S., Argentina, Brazil, Canada, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family was filed in 2015 and discloses anti-FcRn antibodies, including batoclimab, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to batoclimab as defined by its CDRs and epitope or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to batoclimab as defined by its CDRs or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. A further patent was issued in the U.S. on March 28, 2023 with claims to an isolated anti-FcRn antibody other than batoclimab or an antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. A European patent in this family was issued on May 10, 2023 with claims directed to batoclimab as defined by its heavy and light chain variable sequences. There are also issued patents in this family in Brazil, Canada, Israel, Mexico and Saudi Arabia. In this family, applications are pending in Argentina, Mexico, the U.S. and in Europe. The patents of this patent family may expire in 2035, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

Additionally, as of May 29, 2025, independent of the licensed patent portfolio, ISG owns patent families directed to methods of treating thyroid eye disease (Graves’ ophthalmopathy) and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2039 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG jointly owns rights with HanAll to a patent family covering IMVT-1402 and its uses to treat autoimmune disease, which includes patent applications in the U.S. as well as foreign counterparts in certain jurisdictions including Brazil, Canada, Chile, Colombia, Egypt, European Patent Office, Israel, Mexico, Panama, Peru and Saudi Arabia. Notably, in this patent family, a U.S. patent was issued on March 12, 2024, with claims directed to IMVT-1402 as defined by its CDRs, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, and methods of treating an autoimmune disease using such antibody or antigen-binding fragment thereof. The patents of this patent family may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns patent families directed to methods of treating GD and methods of treating CIDP using anti-FcRn antibodies including IMVT-1402 and batoclimab, which include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns a Patent Cooperation Treaty (“PCT”) application directed to high concentration protein formulations with polysorbate excipients and methods of making the same. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns a PCT application directed to methods of improving anti-FcRn therapies, which describes specific dosing regimens for IMVT-1402. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns a U.S. provisional application directed to formulations for anti-FcRn antibodies. Any patent issued from this patent family may expire in 2045, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns a U.S. provisional application directed to methods of treating skin diseases using anti-FcRn antibodies including IMVT-1402 and batoclimab. Any patent issued from this patent family may expire in 2046, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

ISG owns a registered trademark for IMMUNOVANT and a registered trademark for its corporate logo in conjunction with IMMUNOVANT. As of May 29, 2025, this trademark portfolio includes pending trademark applications and/or registered trademarks in the U.S. and/or foreign jurisdictions. Under the HanAll Agreement, we have the right to market IMVT-1402 and batoclimab in the Licensed Territory under the trademarks of our choice, subject to regulatory approval. However, upon termination of the HanAll Agreement, we must assign to HanAll all rights, title and interest in and to any and all trademarks we use in the development, manufacture or commercialization of the licensed products.

Furthermore, we rely, and will continue to rely, upon trade secrets and know-how and continuing technological innovation to develop and maintain our competitive position. We seek to protect our proprietary information, in part, by using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors. To the extent that our commercial partners, collaborators, employees and consultants use intellectual property owned by others in their work for us, disputes may arise as to the ownership of rights in related or resulting know-how and inventions.

Our commercial success will also depend in part on not infringing upon the proprietary rights of third parties. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies for our product candidates or processes, or to obtain licenses or cease certain activities. Our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future products may have an adverse impact on us. If third parties prepare and file patent applications in the U.S. that also claim technology to which we have rights, we may have to participate in derivation proceedings in the USPTO to determine priority of invention.

Government Regulation

The FDA and other regulatory authorities at federal, state, supranational, national and local levels, including in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of batoclimab, IMVT-1402 or any future product candidate.

FDA Drug Approval Process

In the U.S., the FDA regulates biologics under both the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and their implementing regulations. The process required by the FDA before biologic product candidates may be marketed in the U.S. generally involves the following:

•completion of preclinical laboratory tests and animal studies performed in accordance with applicable regulations and guidance, including the FDA’s current Good Laboratory Practices (“GLP”) regulations, International Council for Harmonisation (“ICH”) guidance and applicable requirements for the humane use of laboratory animals or other applicable regulations;

•submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated at least annually or when significant changes are made;

•approval by an institutional review board (“IRB”) or positive ethics committee opinion for each clinical site before the trial is commenced;

•conduct of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, Good Clinical Practice (“GCP”) and other clinical-trial related regulations and guidance to evaluate the safety, purity and potency of the proposed biologic product candidate for each proposed indication;

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

•potential FDA audit of selected clinical investigation sites, preclinical studies and/or Immunovant as clinical trial sponsor to assess compliance with FDA’s GCP standards;

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

The centralized procedure provides for the grant of a single MA by the European Commission that is valid throughout the EEA. Pursuant to Regulation (EC) No 726/2004, the centralized procedure is compulsory for specific products, including for (i) medicinal products derived from biotechnological processes, (ii) products designated as orphan medicinal products, (iii) advanced therapy medicinal products (“ATMPs”) and (iv) products with a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. For products with a new active substance indicated for the treatment of other diseases and products that are highly innovative or for which a centralized process is in the interest of patients, authorization through the centralized procedure is optional on related approval.

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

Brexit and the Regulatory Framework in the United Kingdom

The U.K.’s withdrawal from the E.U. on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the U.K. and the E.U. The Medicines and Healthcare products Regulatory Agency (“MHRA”) is now the U.K.’s standalone regulator for medicinal products and medical devices. The United Kingdom is now a third country to the E.U.

The U.K. regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into U.K. national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the U.K. legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The U.K. Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. On April 10, 2025, the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 came into law. A 12-month implementation period will apply before the amended regulations come fully into force on April 10, 2026. The main changes are to implement a risk-proportionate approach where low-risk trials can receive faster approval through automatic authorization, the establishment of a combined review process to integrate ethics committee and regulatory approvals into a single approval, and the implementation of enhanced transparency requirements to mandate the registration of clinical trials in a public registry and the publication of trial results within 12 months of trial completion.

Marketing authorizations in the U.K. are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the E.U. centralized procedure marketing authorization can no longer be established in the U.K. As a result, since this date, companies established in the U.K. cannot use the E.U. centralized procedure and instead must follow one of the U.K. national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the U.K. All existing E.U. marketing authorizations for centrally authorized products were automatically converted or grandfathered into U.K. marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope authorizations of the E.U. in relation to centrally authorized medicinal products until January 31, 2025. However, on January 31, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products, as marketing authorizations valid in Great Britain became valid in the United Kingdom. The Windsor Framework removes E.U. licensing processes and E.U. labeling and serialization requirements in relation to Northern Ireland and introduces a U.K.-wide licensing process for medicines.

The MHRA has also introduced changes to national marketing authorization procedures. This includes introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”) when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the U.K. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the E.U., but have been tailored for the market. This includes the criterion that prevalence of the condition in the U.K., rather than the E.U., must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the U.K.

The MHRA offers new assessment procedures for marketing authorization applications for medicinal products. The new marketing authorization application assessment procedures include:

• International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the IRP when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. Reference Regulators include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures, are considered to be authorizations for the purposes of the IRP;

• National marketing authorization applications. The MHRA offers a timeline of no more than 150 days (excluding clock-stop periods where further information is requested) for the assessment of national applications for the marketing authorization of a medicinal product in the U.K.; and

• The ‘rolling review’ route, which allows companies to make an application in stages, throughout the product’s development, rather than as a consolidated full dossier submission. This route is available for new active substances in the U.K.

Nonclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate in the U.S., we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The IND includes the clinical protocols and general development plan, as well as results of animal and in vitro studies assessing the toxicology, PK, pharmacology and PD characteristics of the product candidate; chemistry, manufacturing and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises concerns or questions. In such a case, the IND may be placed on clinical hold until the IND sponsor and the FDA resolve the outstanding concerns or questions. The FDA also may impose clinical holds at any time before or during clinical studies due to safety concerns or non-compliance. If the FDA imposes a clinical hold, studies may not recommence without FDA authorization and then only under terms authorized by the FDA. Submission of an IND therefore does not guarantee that FDA authorization to begin a clinical trial will be granted or that, once begun, issues will not arise that adversely impact, suspend or terminate such studies.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA or, in certain circumstances, mandated after approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication and are commonly intended to generate additional safety data regarding use of the product in a clinical setting or in some cases to support full approval for products that are approved via an accelerated pathway as described below. During all phases of clinical development, regulatory agencies require extensive monitoring and auditing of all clinical activities, clinical data and clinical study investigators. Annual progress reports detailing the results of the clinical studies must be submitted to the FDA, and IND safety reports must be submitted to the FDA, other regulators, and investigators within a regulated timeframe for serious and unexpected adverse events, any findings from other studies, tests in laboratory animals or in vitro testing that suggest a significant risk for human subjects, or any clinically important increase in the rate of a serious suspected adverse reaction over that listed in the protocol or investigator brochure or adverse events reported by anti-FcRn product candidates developed by others.

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

The extent to which on-going clinical trials will be governed by the CTR will depend on the duration of the individual clinical trial. For clinical trials in relation to which an application for approval was made on the basis of the CTD before January 31, 2023, the CTD continued to apply on a transitional basis until January 31, 2025, after which all ongoing trials became subject to the provisions of the CTR. The CTR will apply to clinical trials from an earlier date if the related clinical trial application was made on the basis of the CTR or if the clinical trial has already transitioned to the CTR framework before January 31, 2025.

In all cases, clinical trials must be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Medicines used in clinical trials must be manufactured in accordance with the guidelines on cGMP and in a GMP licensed facility, which can be subject to GMP inspections.

BLA Submission, Review and Approval

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls and proposed labeling, among other information. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies. There can be no assurance that the FDA will accept the BLA for filing and, even if filed, that any approval will be granted on a timely basis, if at all.

Once a BLA has been submitted, the FDA reviews the BLA within 60 days to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. The resubmitted application also is subject to review before the FDA accepts it for filing. Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the FDA does not always meet PDUFA goal dates, and the review process can be significantly extended by FDA requests for additional information or clarification or Company submissions of substantial data during the review. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions with emphasis on risk and benefit of the molecule and proposed indications, and provide a recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendations of an advisory committee, but it considers such recommendations carefully when making decisions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to ensure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, preclinical studies, and/or the sponsor to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, and where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter prior to inspections, testing submitted product lots and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification, completion of other significant and time-consuming requirements related to clinical trials and/or conduct of additional preclinical studies or manufacturing activities. Even if such data and information are submitted, the FDA may determine that the BLA does not satisfy the criteria for approval. FDA approval of a BLA must be obtained before a biologic may be marketed in the U.S. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied and may require additional clinical testing or safety information.

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

A product is eligible for priority review if it is intended to treat a serious condition and, if approved, would provide a significant improvement in safety or effectiveness. Priority review designation means the FDA’s goal under PDUFA is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review). To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation is intended to facilitate development and expedite review of a product and also provides opportunities for frequent interactions with the FDA review team. The FDA may also review complete sections of the BLA for a fast track product on a rolling basis before the entire application is submitted, if the sponsor and FDA agree on a schedule for the submission of the application sections, and the sponsor pays any required user fees upon submission of the first section of the BLA. The review clock generally does not begin until the final section of the BLA is submitted.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or decide that the time period for FDA review and approval will not be shortened. Furthermore, priority review, fast track designation, breakthrough therapy designation and accelerated approval do not change the standards for approval and may not ultimately expedite the development or approval process.

In the E.U., innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”), scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the E.U. or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements and potentially accelerated MAA assessment once a dossier has been submitted.

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

In the E.U., Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the E.U. when the application is made or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the E.U. to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention or treatment of the condition that has been authorized in the E.U., or even if such method exists, the product will be of significant benefit to those affected by that condition.

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

Orphan medicinal product designation entitles an applicant to incentives such fee reductions or fee waivers, protocol assistance and access to the centralized marketing authorization procedure. Upon grant of a marketing authorization, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the EMA cannot accept another marketing authorization application or accept an application to extend for a similar product and the European Commission cannot grant a marketing authorization for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (“PIP”). No extension to any Supplementary Protection Certificate (“SPC”) can be granted on the basis of pediatric studies for orphan indications. Orphan medicinal product designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

Pediatric Information

Under the Pediatric Research Equity Act (“PREA”), a BLA or supplement to a BLA must contain data that are adequate to assess the safety and efficacy of the product candidate for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (“FDASIA”) amended the Federal Food, Drug, and Cosmetic Act (“FDCA”) to require that a sponsor who is planning to submit a marketing application for a product that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”), within sixty days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials or other clinical development programs.

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

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to quality control and quality assurance, record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

Where an MA is granted in relation to a medicinal product in the E.U., the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the U.S., both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual E.U. Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered multiple times to an individual, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic.

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

In the E.U., there is a special regime for biosimilars, or biological medicinal products that are similar to an approved reference medicinal product but that do not meet the definition of a generic medicinal product owing to in particular differences relating to raw materials or differences in manufacturing processes of the biological medicinal product and the reference biological medicinal. Biosimilars are approved in accordance with the same quality, safety and efficacy standards which apply to biological medicinal products. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization, including comparative clinical and non-clinical studies with the reference biological medicinal product to demonstrate that the biosimilar is both highly similar to the reference product (notwithstanding natural variability inherent to all biological medicines) and that there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality and efficacy. However, the biosimilar manufacturer is not required to replicate the testing results or trial data contained in the dossier of the reference biological medicinal product.

Guidelines from the EMA detail the type of quantity of supplementary data that must be provided to support authorization of different types of biological product.

Other U.S. Healthcare Laws and Compliance Requirements

In the U.S., our current and future operations are subject to regulation and oversight by various federal, state and local authorities in addition to the FDA, including but not limited to, Centers for Medicare & Medicaid Services (“CMS”) or other divisions of the U.S. Department of Health and Human Services (“HHS”) (such as the Office of Inspector General, Office for Civil Rights and the Health Resources and Service Administration), the U.S. Department of Justice (“DOJ”) and individual U.S. Attorney offices within the DOJ and state and local governments and regulatory authorities. For example, our clinical research, sales, marketing and scientific/educational grant programs may have to comply with the anti-fraud and abuse provisions of the Social Security Act, the federal Anti-Kickback Statute, the false claims laws, the privacy and security provisions of the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) and similar state laws, each as amended, as applicable. Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors and customers may be subject to healthcare laws, regulations and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which we conduct our business. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, privacy and security, price reporting and transparency and physician sunshine laws. Some of our pre-commercial activities are subject to certain of these laws.

The federal Anti-Kickback Statute prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term remuneration has been interpreted broadly to include anything of value. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and, for example, prescribers, purchasers, third party payors, pharmacies and pharmacy benefit managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from the reach of the Anti-Kickback Statute. The exceptions and safe harbors are interpreted narrowly by enforcement authorities and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending any product payable by the federal health care programs may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, where an arrangement does not clearly meet the terms of an applicable exception or safe harbor, the legality of the arrangement will be evaluated on a case-by-case basis based on prudential factors that authorities, including the HHS of Inspector General, utilize to determine whether a particular arrangement poses a risk of fraud and abuse to the federal health care programs (e.g., increasing costs to government payors). Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor and we cannot rule out the possibility that enforcement authorities, including the Office of Inspector General, could scrutinize our practices in the future.

Additionally, the intent standard under the Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. Violations of the Anti-Kickback Statute can result in significant civil and criminal fines and penalties, imprisonment and exclusion from federal healthcare programs. In addition, the Affordable Care Act codified case law that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the federal False Claims Act (“FCA”) (discussed below).

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

In addition, HIPAA, as amended by Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”), imposes certain requirements on covered entities, which include certain healthcare providers, health plans and healthcare clearinghouses, and their business associates and covered subcontractors that receive or obtain protected health information in connection with providing a service on behalf of a covered entity relating to the privacy, security and transmission of individually identifiable health information. If we were to enter into a “business associate” relationship with a “covered entity” (“covered entities” being group health plans, certain healthcare providers and “healthcare clearing houses”) or other “business associates”, or otherwise act as a covered entity under HIPAA, we would be subject to the data privacy, security and security breach notification provisions of HIPAA, as amended by HITECH. Those regulations authorize the imposition of civil and criminal penalties, damages, injunctions, attorneys’ fees and costs. In addition, many state laws govern the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways, are often not pre-empted by HIPAA, and may have a more prohibitive effect than HIPAA, thus complicating compliance efforts.

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

Privacy, Data Protection and Information Security

Because our business involves the collection, use, storage and transmission of personal information, we are subject to numerous federal, state, local and foreign laws, regulations and other obligations relating to privacy, data protection, and information security. Such laws include (or may include) Section 5(a) of the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), the California Online Privacy Protection Act, the European Union’s General Data Protection Regulation 2016/679 (“E.U. GDPR”), the E.U. GDPR as it forms part of U.K. law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“U.K. GDPR”) and the European Union’s ePrivacy Directive. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy, data protection and information security, and we may become subject to them as we expand our operations into new geographic markets.

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

In addition, some EEA countries may require the completion of additional studies that compare the cost-effectiveness of a particular medicinal product candidate to currently available therapies. This Health Technology Assessment (“HTA”) process is the procedure according to which the assessment of the public health impact, therapeutic impact and the economic and societal impact of use of a given medicinal product in the national healthcare systems of the individual country is conducted. The outcome of HTA regarding specific medicinal products will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual E.U. Member States. In December 2021, the E.U. HTA Regulation was adopted. The purpose of the Regulation is to introduce joint clinical assessments at E.U. level. When it enters into application in 2025 the Regulation will be intended to harmonize the clinical benefit assessment of HTA across the European Union.

The marketability of any product candidates for which we receive regulatory approval for commercial sale may suffer if the government and third-party payors fail to provide adequate coverage and reimbursement. In addition, emphasis on managed care, the increasing influence of health maintenance organizations and additional legislative changes in the U.S. has increased, and we expect will continue to increase, the pressure on healthcare pricing. The downward pressure on the rise in healthcare costs in general, particularly prescription medicines, medical devices and surgical procedures and other treatments, has become a close focus of government and state regulators. Coverage policies and third-party reimbursement rates may change at any time. Even if favorable coverage and reimbursement rates are attained for one or more products for which we receive regulatory approval, less favorable coverage policies and reimbursement rates may be implemented in the future, which could have a downward pressure on our commercialization efforts.

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

Since its enactment, there have been amendments to and legal and political challenges to certain aspects of the Affordable Care Act. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and creating a new manufacturer discount program. In addition, there may be other efforts to challenge, repeal or replace the Affordable Care Act. It is unclear how any future challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is also unclear, particularly given the recent change in administration.

Further legislation or regulation could be passed that could harm our business, financial condition and results of operations. Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. For example, in August 2011, the Budget Control Act of 2011 was signed into law, which, among other things, included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect beginning on April 1, 2013 and will stay in effect through 2032 unless additional Congressional action is taken.

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices for the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. On December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare and other government programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our products. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce and cut programs; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an AI task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; and (5) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

The Foreign Corrupt Practices Act

The U.S. Foreign Corrupt Practices Act (“FCPA”) prohibits any U.S. individual or business from paying, offering or authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with accounting provisions requiring us to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Human Capital

Our Vision and Culture

We are driven by our vision of enabling normal lives for patients with autoimmune diseases. We champion an environment where all feel a sense of belonging by promoting a creative and collaborative workplace that leads to genuine connection and innovation. As a diverse workforce, we are committed to inclusion and equity across race, gender, age, religion, physical ability, identity, sexual orientation and experience. Together, our vision and strength as a team are driven by our values focused on accountability to patients, constantly adapting to drive toward our vision and inviting all voices to bring powerful ideas to life. We believe if our employees are well aligned with our values and culture, they will be highly engaged, which will support their performance and impact on the organization.

Employees

As of March 31, 2025, we had 362 full-time permanent employees, primarily in the U.S. Of these employees, approximately 58% have advanced degrees including but not limited to Ph.D., M.D., and M.B.A., and approximately 83% were engaged in research and development activities. More than half of our workforce, as well as our senior management team, is comprised of women. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not had any work stoppages. We believe our relationship with our employees is good.

As the clinical development of our product candidates progresses, we also expect to experience moderate growth in the number of our employees, particularly in the areas of clinical development, quality, regulatory affairs and, if any of our product candidates receives marketing approval, sales, marketing, reimbursement and distribution. In addition, we also expect to hire additional personnel in order to sustain operations as a public company.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plan is to attract, retain and motivate our employees, non-employee directors and consultants through the granting of stock-based compensation and performance cash awards. Our cash bonus awards are based on Company and departmental progress toward key annual goals and employee performance.

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

Risks Related to Development, Regulatory Approval and Commercialization

Our business is dependent on the successful and timely development, regulatory approval and commercialization of our product candidates.

We currently have no products that are approved for commercial sale and may never be able to develop marketable products. We expect that our primary efforts and expenditures over the next few years will be devoted to the advancement of our clinical programs. Our business currently depends on the successful completion of our clinical trials for and subsequent regulatory approval and commercialization of our product candidates, which is uncertain. See “Risks Related to Development, Regulatory Approval and Commercialization – Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.”

We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval. The research, testing, manufacturing, labeling, packaging, approval, sale, marketing, distribution, import, export, adverse event reporting, storage, advertising, promotion and recordkeeping of pharmaceutical products, including antibody-based products, are, and will remain, subject to extensive regulation by the FDA and other regulatory authorities in the U.S. and other countries which may vary from one country to another. We are not permitted to market our product candidates in the U.S. until we receive approval of a biologics license application (“BLA”) or in any foreign country until we receive the requisite approvals from the appropriate regulatory authorities in such countries for marketing authorization. In addition, we have not yet demonstrated our ability to complete later-stage or pivotal clinical trials for our product candidates. We have not submitted a BLA for any product candidate to the FDA or any comparable application to any other foreign regulatory authority. Obtaining approval of a BLA or similar foreign regulatory approval is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or other foreign regulatory authorities may delay, limit or deny approval for many reasons, including:

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
•if our BLA or other foreign marketing authorization application is referred for review by an advisory committee, the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant foreign regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
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

Our product candidates are still in clinical development and will require extensive clinical testing before we are prepared to submit a BLA or other similar application for regulatory approval. For example, we initiated potentially registrational trials for IMVT-1402 in Graves’ disease (“GD”), difficult-to-treat rheumatoid arthritis (“D2T RA”), myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”) and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in Sjögren’s disease (“SjD”) and a second potentially registrational trial evaluating IMVT-1402 in GD. The first top-line data for any of the potentially registrational studies is not expected until sometime in calendar year 2027, assuming we can fully enroll and successfully complete the relevant trials according to our anticipated timelines. We cannot provide any assurance that we any clinical trials will be conducted as planned or completed on scheduled, if at all. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming and costly and is dependent upon collaboration with many contract research organizations (“CROs”) and clinical trial sites.

Failures can occur at any stage of clinical trials, and we could encounter problems that cause us to abandon or repeat clinical trials. In addition, results from clinical trials may require further evaluation delaying the next stage of clinical development or submission of a BLA. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit negative safety signals in later stage clinical trials that they did not exhibit in nonclinical or earlier-stage clinical trials. A number of companies in the pharmaceutical industry, including biotechnology and biopharmaceutical companies, have suffered significant setbacks in or the discontinuation of clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding positive results in earlier trials. Likewise, the results of early nonclinical studies and clinical trials of our product candidates, some of which were not conducted by us, may not be predictive of the results of our current or planned development programs.

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
•failure to identify, qualify, or initiate a sufficient number of clinical trial sites;
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an investigational new drug application (“IND”) or amendment, a clinical trial application (“CTA”) or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from a GCP inspection of our clinical trial operations or trial sites; developments in trials conducted by in-class competitors that raise regulatory concerns about risk to patients of the class broadly; or if the regulator finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•failure to perform in accordance with the FDA’s or any other regulatory authority’s current good clinical practices (“cGCPs”) requirements, or other regulatory guidelines in other countries;
•unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other foreign regulatory authorities;

•inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•an institutional review board (“IRB”) or ethics committee, refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;
•ethics committees issuing negative opinions regarding a clinical trial or requiring substantial modifications of a proposed clinical trial;
•premature discontinuation of study participants from clinical trials or missing data at a level that impacts study integrity;
•failure to manufacture or release sufficient quantities of our product candidates or placebo for our clinical trials that in each case meet our and global quality standards for use in clinical trials;
•inability to monitor patients adequately during or after treatment; or
•inappropriate unblinding of trial results.

Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials. If we experience delays in the commencement, enrollment, or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from our product candidates, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue.

In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these occurrences may harm our business, financial condition and results of operations.

Enrollment and retention of patients in clinical trials is an expensive and time-consuming process and could be made more difficult or rendered impossible by multiple factors outside our control and we may not be able to enroll patients in our trials on our anticipated timelines.

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials evaluating IMVT-1402 for MG, CIDP and GD due to existing alternative treatments available, including nipocalimab for the treatment of MG, efgartigimod for the treatment of MG and CIDP, IVIg, plasma exchange and steroids for CIDP, and anti-thyroid drugs and ablative treatments for GD. In addition, patients may decline to enroll or decide to withdraw from our clinical trials due to protocol-required washout periods or the risk of receiving placebo.

Patient enrollment and retention in clinical trials depends on many factors, including the size of the eligible patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, limited trial site capacity and staffing as a result of healthcare worker shortages, the existing body of safety and efficacy data with respect to the study drug or drug class, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, and our ability to obtain and maintain patient consents. Our product candidates are focused in part on addressing rare autoimmune indications, and we have focused our initial development efforts for batoclimab on the treatment of MG, TED, CIDP and GD with limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. We could be faced with similarly limited patient pools as we pursue certain of these and other indications for IMVT-1402, such as SjD, D2T RA and CLE.

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

Success in nonclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior nonclinical testing and clinical trials. In addition, preclinical testing may not adequately uncover drug side effects. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our clinical trials of batoclimab or in the Phase 1 trial of IMVT-1402 will be observed in any future clinical trials or that such reductions in IgG antibodies will result in clinical benefit that is sufficient to demonstrate that the efficacy endpoints of the study are met. Likewise, positive results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and achieve statistical significance, which further limits the reliability of such data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after positive results in earlier nonclinical studies or clinical trials. These setbacks have been caused by, among other things, nonclinical findings observed while clinical trials were underway and safety or efficacy observations in ongoing clinical trials.

Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints would likely cause us to abandon the indication. Any delay in, or termination of, our clinical trials will delay the submission of a BLA to the FDA or other similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates (if approved) and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our expectations for differentiation or the effectiveness or safety of our product candidates. The FDA has substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we may propose. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA, or other similar applications with other relevant foreign regulatory authorities, and even fewer are approved for commercialization.

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

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and what we determine is the material or otherwise appropriate information to include in our disclosure is subject to interpretation, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize IMVT-1402, batoclimab, or any future product candidate, our business, operating results, prospects or financial condition may be harmed.

Our product candidates may be associated with adverse events or cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the commercial viability of any approved label or market acceptance.

Results of our trials could reveal a high and unacceptable severity and prevalence of side effects or unexpected characteristics. Adverse events reported in our clinical trials or undesirable side effects caused by our product candidates or others’ anti-FcRn products or product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA, European Commission, or other competent regulatory authorities.

If an unacceptable frequency or severity of treatment related side effects or new safety signals are reported in our or others’ anti-FcRn clinical trials or from post-marketing safety surveillance of approved anti-FcRn products, our ability to obtain regulatory approval may be negatively impacted. Treatment-related side effects arising from, or those potentially arising from, our product candidates or those from other companies targeting similar autoimmune indications or using the same mechanism of action could affect the design of clinical studies, target patient population, enrollment and conduct of the studies, patient recruitment or the ability of enrolled patients to complete our clinical trials, eventual labeling and risk management, or result in potential product liability claims.

For example, treatment-related side effects associated with batoclimab in our clinical trials previously caused us to pause dosing in our clinical trials of batoclimab. We voluntarily paused dosing in our early phase clinical studies of batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory authorities, we continued our clinical development of batoclimab. While we do not expect that increases in LDL over a short-term treatment duration would pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab at higher doses will need to incorporate any potential unfavorable effects on lipid profiles. In addition, protocols that contain long-term treatment durations include frequent monitoring of plasma lipids and guidelines for the management of any observed lipid abnormalities. These occurrences have harmed, and any reoccurrences may continue to harm, our business, financial condition and prospects.

Furthermore, if our product candidates cause side effects that negatively affect the risk/benefit profile, it is possible we will not be able to agree upon sufficient risk mitigation with all regulatory authorities and that our development of our product candidates will not continue in certain countries or for certain indications. Even if we are able to continue clinical development of our product candidates with such risk mitigations, any future approval and marketing would suffer from the risks of potential adverse reactions or side effects and potential impact of mitigating measures, including, among others, limited indication, monitoring, a boxed warning, a REMS or similar strategy imposed by foreign regulatory authorities, potential additional safety studies and other adverse labeling.

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

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including GD, MG, CIDP, TED, RA, CLE and SjD. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon healthcare cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for certain indications we are pursuing and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product candidates, if approved, provide an attractive alternative to existing standard of care and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention and adoption within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces, established patient support programs, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases, including multiple agents in the same class as IMVT-1402 and batoclimab. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (Argenx SE), nipocalimab (The Janssen Pharmaceutical Companies of Johnson & Johnson) and rozanolixizumab (UCB). In June 2023, the FDA approved VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of generalized myasthenia gravis (“gMG”) in adults who test positive for the AChR antibody. Previously, the FDA approved VYVGART (efgartigimod alfa-fcab) in the same patient population in December 2021. In June 2023, the FDA also approved RYSTIGGO® (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase antibody positive. In June 2024, the FDA expanded the label for VYVGART Hytrulo to include the treatment of CIDP. In April 2025, the FDA approved the VYVGART® Hytrulo prefilled syringe (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of adult patients with gMG who are AChR antibody positive and adult patients with CIDP. In April 2025, IMAAVYTM (nipocalimab), an anti-FcRn monoclonal antibody, was approved by the FDA for the treatment of MG in adult and pediatric patients aged 12 and older who are anti-AChR and anti-MuSK antibody positive. Viridian Therapeutics is developing a portfolio of engineered FcRn inhibitors, including VRDN-006, which is currently in Phase 1 development, and VRDN-008, which is currently in preclinical development, and have the potential to treat a broad array of autoimmune diseases.

Our product candidates, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS® (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of MG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include ULTOMIRIS® (ravulizumab-cwvz), which was approved in April 2022, and ZILBRYSQ® (zilucoplan), approved in October 2023. In October 2024, Amgen announced positive data in patients who are positive for anti-AChR antibodies for UPLIZNA® (inebilizumab), a CD19-targeted humanized monoclonal antibody, currently in Phase 3 development for the treatment of gMG.

For CIDP, our product candidates may also face competition from agents in Phase 3 with different mechanisms of action including C1 inhibitors riliprubart (Sanofi), DNTH103 (Dianthus) and C2 inhibitor empasiprubart (Argenx SE).

For GD, we are aware of multiple agents with different mechanisms of action that are in early-stage development, including TSH antagonists being developed by Crinetics Pharmaceuticals and Lycia Therapeutics (LCA-0321) and currently in IND-enabling studies, Biohaven’s IgG degrader (BHV-1300) in a Phase 1 study, and Sanofi’s BTK inhibitor (rilzabrutinib) in a Phase 2 study. For patients with TED, the first line of treatment is generally immunosuppressive therapy, including high doses of corticosteroids. Rituximab (Roche), a monoclonal antibody that binds to an antigen specific to antibody-producing B cells, and tocilizumab (Roche), an anti-IL-6R monoclonal antibody, may also be used as off-label treatment options for TED and other IgG-mediated autoimmune diseases. In January 2020, the FDA approved Horizon Therapeutics’ TEPEZZA® (teprotumumab), an anti-insulin like growth factor 1 receptor (“IGF-1R”) antibody, for the treatment of TED. In September 2024, Viridian Therapeutics reported positive top-line results for veligrotug (VRDN-001), an IGF-1R antibody, from a Phase 3 pivotal study in TED. It is also advancing VRDN-003, a second anti-IGF-1R therapy, in Phase 3 development in TED.

For RA, which is the most common systemic autoimmune disease, treatment options include a variety of conventional oral, targeted synthetic and biologic DMARDs. However, for the subset of patients with D2T RA, characterized by inadequate response to two or more biologic or targeted DMARDs, no proven treatment options are available. In November 2023, Janssen announced supportive data for nipocalimab from a Phase 2a study in patients with ACPA and/or RF+ RA and who have had an inadequate response or intolerance to at least 1 prior anti-TNF therapy.

For CLE, a dermatology focused therapeutic category with no treatment innovation for more than 50 years, treatment options include prevention of exposure to sunlight with the utilization of both topical and systemic therapies such as antimalarials, immunomodulators, and immunosuppressives (methotrexate, mycophenolate). With the significant unmet need and increasing demand for biologic therapies in dermatology and rheumatology, the competitive landscape for SCLE and CCLE is a growing market for novel therapies and diagnostic tools in development. Biogen is in Phase 2/3 with litifilimab (BDCA2) and AstraZeneca is in Phase 3 anifrolumab (IFNAR1) with many other early development programs.

For SjD, therapeutic approaches include a variety of local agents to address the associated dry eye and mouth and/or immunosuppressive treatments to address the systemic manifestations of disease. Although a variety of drug classes have been trialed to-date, there are no disease-modifying therapies approved for the treatment of SjD. Anti-FcRns nipocalimab (The Janssen Pharmaceutical Companies of Johnson & Johnson) and efgartigimod (Argenx SE) are currently in Phase 3 trials in SjD. Our product may also face competition from other drug classes, including TYK2 (deucravacitinib), CD40 (dazodalibep), BAFF (ianalumab) or BLyS/APRIL (telitacicept).

Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. In October 2023, Amgen completed its previously announced acquisition of Horizon Therapeutics for approximately $27.8 billion, expanding its rare disease pipeline. In February 2025, Alumic Inc. and ACELYRIN, INC., who is advancing a subcutaneously delivered anti-IGF-1R antibody for the treatment of TED, announced they will merge in an all-stock transaction. Competition may reduce the number and types of patients available to us to participate in clinical trials because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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

Market acceptance of new products for the treatment of the indications we pursue with our product candidates, including MG, CIDP, GD, TED, RA, SjD and CLE, may also be affected by the perception that existing available treatments are sufficient to treat the majority of these patients. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions and shown clinical benefit by meeting their efficacy endpoints in completed clinical trials to date. In addition, the potential patient population for certain autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

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

We do not currently have our own sales or distribution capabilities and our marketing capabilities are limited. The cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, compliance, managerial and other nontechnical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization and a patient support services organization.

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

If we are unable to establish adequate sales, marketing and distribution capabilities, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates and may not become profitable. We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We have been granted orphan drug designation for batoclimab for the treatment of MG, and may seek orphan drug designations for IMVT-1402 or other product candidates we develop, but we may be unable to obtain such further designation or to maintain the benefits associated with orphan drug status even if that designation is granted.

As part of our business strategy, we have in the past and may in the future seek orphan drug designations for any product candidates we develop, and we may be unsuccessful. In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, we received orphan drug designation from the European Commission for batoclimab for the treatment of MG. We may seek orphan drug designation from the FDA for our product candidates where there is a medically plausible basis for their use. We may also seek orphan drug designations for our product candidates for the treatment of other indications in European countries, where available.

Although we may seek additional orphan drug designations for our product candidates where available from the FDA, the European Commission and other regulatory authorities, we may never receive such further designation. Moreover, obtaining orphan drug designation for batoclimab for the treatment of MG does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain orphan drug designation for IMVT-1402 from any regulatory authority, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in European countries, it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or applicable regulatory authority later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or foreign regulatory authority review and approval process.

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
•workforce uncertainty, economic weakness, including inflation or political instability in particular foreign economies and markets;
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
•foreign currency fluctuations, which could result in increased operating expenses and reduced revenue and other obligations incident to doing business in another country;
•potential noncompliance with the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”) or similar antibribery and anticorruption laws in other jurisdictions;
•production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad; and
•business interruptions resulting from geopolitical actions, including war and terrorism or natural disasters including earthquakes, typhoons, floods and fires.

We have no prior experience in commercializing any product, and many biopharmaceutical companies have found the process of marketing their products in foreign countries to be very challenging.

Our current and future relationships with investigators, health care professionals, consultants, third-party payors and customers are subject to applicable healthcare regulatory laws, which could expose us to penalties.

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
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made to physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), other healthcare professionals (such as physician assistants and nurse practitioners) and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually the ownership and investment interests held by such physicians and their immediate family members;
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

There have been amendments to and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. For example, on March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. Further, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extends enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and through a newly established manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the second Trump administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

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

Also, there has been heightened governmental scrutiny recently over the manner in which pharmaceutical companies set prices for their marketed products, which have resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. The IRA permits HHS to implement many of these provisions through guidance, as opposed to regulation, for the initial years. HHS has and will continue to issue and update guidance as these programs are implemented. These provisions took effect progressively starting in fiscal year 2023. On August 15, 2024, HHS announced the agreed-upon reimbursement prices of the first ten drugs that were subject to price negotiations, although the Medicare Drug Price Negotiation Program is currently subject to legal challenges. On January 17, 2025, HHS selected 15 additional products covered under Part D for price negotiation in 2025. Each year thereafter more Part B and Part D products will become subject to the Medicare Drug Price Negotiation Program. Further, on December 8, 2023, the National Institute of Standards and Technology published for comment a Draft Interagency Guidance Framework for Considering the Exercise of March-In Rights which for the first time includes the price of a product as one factor an agency can use when deciding to exercise march-in rights. While march-in rights have not previously been exercised, it is uncertain if that will continue under the new framework.

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

We expect that these and other healthcare reform measures that may be adopted in the future, may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained. The current Trump administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business. These actions include, for example, (1) directives to reduce agency workforce and program cuts; (2) rescinding a Biden administration executive order tasking the Center for Medicare and Medicaid Innovation to consider new payment and healthcare models to limit drug spending; (3) eliminating the Biden administration’s executive order that directed HHS to establishing an Artificial Intelligence (“AI”) task force and developing a strategic plan; (4) directing HHS and other agencies to lower prescription drug costs through a variety of initiatives, including by improving upon the Medicare Drug Price Negotiation Program and establishing Most-Favored-Nation pricing for pharmaceutical products; and (5) directing certain federal agencies to enforce existing law regarding hospital and price plan transparency and by standardizing prices across hospitals and health plans. Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and make changes to the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future.

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

Many E.U. Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the E.U. Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including some E.U. Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. Health Technology Assessment (“HTA”) of medicinal products is becoming an increasingly common part of the pricing and reimbursement procedures in some E.U. Member States, including those representing the larger markets. The HTA process, which is currently governed by national laws in each E.U. Member State, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual E.U. Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between E.U. Member States.

In December 2021, Regulation No 2021/2282 on HTA, amending Directive 2011/24/E.U. was adopted in the E.U. This Regulation which entered into force in January 2022 and will apply as of January 2025, is intended to boost cooperation among E.U. Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at E.U. level for joint clinical assessments in these areas. The regulation foresees a three-year transitional period and will permit E.U. Member States to use common HTA tools, methodologies and procedures across the E.U., working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early and continuing voluntary cooperation in other areas. Individual E.U. Member States will continue to be responsible for assessing non- clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in E.U. Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the E.U. could be negatively affected.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $413.8 million and $259.3 million for the years ended March 31, 2025 and 2024, respectively. As of March 31, 2025, we had an accumulated deficit of $1,239.5 million.

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

We expect our research and development expenses in connection with our development programs for our product candidates to continue to be significant. For example, we expect our research and development expenses to significantly increase as we initiated potentially registrational trials for IMVT-1402 in GD, D2T RA, MG and CIDP and a proof-of-concept trial in CLE. We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in SjD and a second potentially registrational trial evaluating IMVT-1402 in GD. In addition, if we obtain regulatory approval for batoclimab or IMVT-1402, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had and will continue to have an adverse effect on our results of operations, financial position and working capital.

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

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our product candidates. For example, we will require substantial capital to execute our plans as we initiated potentially registrational trials for IMVT-1402 in GD, D2T RA, MG and CIDP and a proof-of-concept trial in CLE. We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in SjD and a second potentially registrational trial evaluating IMVT-1402 in GD. Our expenditures may also include costs associated with the HanAll Agreement, including payments in connection with the achievement of certain regulatory milestones prior to generating any product sales, significant further payments upon the achievement of certain sales milestones and tiered royalty payments in connection with the commercial sale of batoclimab or IMVT-1402, if approved.

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and in the Middle East, changes in inflation, interest rates, international trade policies and tariffs and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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

We may not be able to attract or retain qualified management, scientific, clinical and commercial personnel due to the intense competition for qualified individuals among biotechnology, pharmaceutical and other businesses. If we are not able to recruit, retain, manage and motivate necessary personnel to accomplish our business objectives, including our plan to focus on the execution of clinical trials of IMVT-1402 in the initial six indications, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategies.

Many of the other pharmaceutical companies we compete with for qualified personnel have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop IMVT-1402 and our business will be harmed.

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

We and the third parties with whom we work are subject to stringent and changing privacy, data protection and information security laws, contractual obligations, self-regulatory schemes, government regulation, industry standards and other obligations related to data privacy and security. The actual or perceived failure by us or the third parties with whom we work to comply with such obligations could result in harm to our reputation, regulatory investigations or actions, significant fines and liability, disruption of our clinical trials or other material adverse effects on our business.

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

These activities subject us to numerous federal, state, local and foreign laws, regulations and guidance regarding privacy, data protection, information security and Processing (“Data Protection Laws”), the number and scope of which is changing, subject to differing applications and interpretations, and which may be inconsistent among jurisdictions, or in conflict with other rules, laws or Data Protection Obligations (as defined below).

In the United States, federal, state and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act) and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to conduct our clinical trials and commercialize our product candidates, if approved. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, “CCPA”), applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses to provide specific disclosures in privacy notices and honor requests of such individuals to exercise certain privacy rights. The CCPA provides for fines of up to $7,988 per intentional violation and allows private litigants affected by certain data breaches to recover significant statutory damages. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. The CCPA and other comprehensive U.S. state privacy laws exempt some data processed in the context of clinical trials, but these developments may further complicate compliance efforts, and increase legal risk and compliance costs for us and the third parties with whom we work.

We also expect that there will continue to be new or amended laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various foreign jurisdictions. For example, under the European Union’s General Data Protection Regulation (“E.U. GDPR”) and the United Kingdom’s GDPR (“U.K. GDPR”), companies can face private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests; temporary or definitive bans on data processing and other corrective actions; and fines of up to 20 million Euros under the E.U. GDPR, 17.5 million pounds sterling under the U.K. GDPR, or 4% of their worldwide annual revenue, whichever is greater. Our or our CROs’, or other third party vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to conduct clinical trials in the EEA and/or the U.K. (as applicable) or commercialize our product candidates, if approved. We may also be obligated to assist our clinical trial sites, CROs and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our clinical trial sites, CROs and vendors in complying with the GDPR or complying with the GDPR ourselves may cause us to incur substantial operational costs or require us to change our business practices.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (U.K.) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and U.K. to the United States in compliance with law, such as the EEA and U.K.’s standard contractual clauses, the U.K.’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the U.K. or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and U.K. to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

Other jurisdictions may adopt or have already adopted similarly stringent data localization and cross-border data transfer laws. For example, regulators in the United States including the Department of Justice are increasingly scrutinizing certain personal data transfers and taking steps to enact certain data localization requirements, such as the Department of Justice’s recently finalized rule implementing the Biden Administration’s executive order “Preventing Access to Americans’ Bulk Sensitive Personal Data and United States Government-Related Data by Countries of Concern.”

We are also subject to the terms of our external and internal privacy and security policies, representations, certifications, standards, publications and frameworks (“Privacy Policies”) and to contractual obligations to third parties related to privacy, data protection, information security and Processing (“Data Protection Obligations”). We may be contractually subject to industry standards adopted by industry groups and may become subject to additional such obligations in the future. We are also bound by contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful. For example, certain privacy laws, such as the GDPR and the CCPA, may require our vendors to impose specific contractual restrictions on their service providers. We publish privacy policies, marketing materials and other statements regarding our data privacy and security practices. Regulators in the United States are increasingly scrutinizing such statements, and if they are found to be deficient, lacking in transparency, deceptive, unfair, misleading or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators or other adverse consequences.

Data Protection Laws and data protection worldwide are, and are likely to remain, uncertain for the foreseeable future. We strive to comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, but we may at times fail to do so, or may be perceived to have failed to do so. Moreover, despite our efforts, we may not be successful in achieving compliance if our personnel, contractors or vendors do not comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations.

If we or the third parties with whom we work fail, or are perceived to have failed, to address or comply with applicable Data Protection Laws, Privacy Policies and Data Protection Obligations, or if our Privacy Policies are, in whole or part, found to be inaccurate, incomplete, deceptive, unfair or misrepresentative of our actual practices, it could increase our compliance and operational costs, expose us to regulatory scrutiny, actions, fines and penalties, result in reputational harm, interrupt or stop clinical trials, result in litigation and liability, result in an inability to process personal information or to operate in certain jurisdictions, cause a material adverse effect on our business operations or financial results or otherwise result in a material adverse effect on our business. In particular, plaintiffs have become increasingly active in bringing privacy-related claims against companies, including class claims and mass arbitration demands. Some of these claims allow for the recovery of statutory damages on a per violation basis, and, if viable, carry the potential for monumental statutory damages, depending on the volume of data and the number of violations.

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

We may in the future receive inquiries or be subject to investigations, proceedings or actions by various government entities regarding our privacy and information security practices and Processing (“Regulatory Proceedings”). These Regulatory Proceedings could result in a material adverse effect on our reputation, business or financial condition, including without limitation: interruptions or stoppages in our business operations (including, as relevant, clinical trials); the diversion of resources and the attention of management from our business to defend any claim or inquiry; limited ability to commercialize our products; discontinuance of necessary processing; adverse publicity; or substantial changes to our business model or operations.

If our information technology systems or data, or those of our affiliates, service providers or other third parties with whom we work, are or were compromised now or in the future, this could result in a material adverse effect on our business, including without limitation, a material interruption to our operations, harm to our reputation, regulatory investigations or actions, significant fines, penalties and liability, breach or triggering of Data Protection Laws, Privacy Policies and Data Protection Obligations or material disruption of our clinical trials or other business activity.

In the ordinary course of our business, we Process proprietary, confidential and sensitive information, including personal information (including health information), intellectual property, trade secrets and proprietary business information owned or controlled by ourselves or other parties (“Sensitive Information”).

We may use third-party service providers and subprocessors to help us operate our business and engage in Processing on our behalf, such as RSL and its affiliates, our CROs and other contractors. We may also share Sensitive Information with our affiliates or other third parties in conjunction with our business. If we, our service providers, affiliates or other third parties with whom we work have experienced, or in the future experience (or are perceived to have experienced), any security incident(s) that result in any accidental or unlawful data loss, deletion or destruction, unauthorized access to, loss of, unauthorized acquisition or disclosure of or inadvertent exposure or disclosure of Sensitive Information, or compromise related to the security, confidentiality, integrity or availability of our (or their) information technology, software, services, communications or data (collectively a “Security Breach”), it may result in a material adverse effect on our business, including without limitation, disruptions of our drug development programs, delays in our regulatory approval efforts, regulatory investigations or enforcement actions, litigation, indemnity obligations, negative publicity and financial loss.

Cyberattacks, malicious internet-based activity and online and offline fraud threaten the confidentiality, integrity and availability of our sensitive information and information technology systems, and those of the third parties upon which we rely. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists”, organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors. Some actors now engage and are expected to continue to engage in attacks, including without limitation, nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our goods and services.

We and the third parties with whom we work (including our CROs and trial sites) are subject to a variety of evolving threats, including but not limited to social-engineering attacks (including through deep fakes, which may be increasingly more difficult to identify as fake, and phishing attacks), software bugs, malicious code (such as viruses and worms), adware, employee theft or misuse, supply chain attacks, denial-of-service attacks (such as credential stuffing) and ransomware attacks, phishing attacks, viruses, malware installation (including as a result of advanced persistent threat intrusions), server malfunction, software or hardware failures, loss of data or other information technology assets, telecommunications failures, earthquakes, fires, floods, attacks, enhanced or facilitated by AI or other similar issues. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

We rely on third-party service providers and technologies to operate critical business systems to process sensitive information in a variety of contexts, including, without limitation, cloud-based infrastructure, clinical trial operations, encryption and authentication technology, employee email and other functions. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a Security Breach or other interruption, we could experience adverse consequences. While we may be entitled to damages if our third-party service providers fail to satisfy their privacy- or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive information or our information technology systems, or those of the third parties with whom we work. For example, we have been the target of unsuccessful phishing attempts in the past and expect such attempts will continue in the future. A Security Breach or other interruption could disrupt our ability (and that of third parties with whom we work) to conduct our business operations. We may be required to expend significant resources, fundamentally change our business activities and practices or modify our operations (including our clinical trial activities) or information technology in an effort to protect against Security Breaches and to mitigate, detect and remediate actual and potential vulnerabilities. Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations also require us to implement and maintain specific security measures or use industry-standard or reasonable security measures to protect our information technology systems and sensitive information. While we have implemented security measures designed to protect against Security Breaches, there can be no assurance that our security measures or those of our service providers, partners and other third parties with whom we work will be effective in protecting against all Security Breaches and adverse effects on our business that may arise from such breaches. The recovery systems, security protocols, network protection mechanisms and other security measures that we (and our third parties) have integrated into our platform, systems, networks and physical facilities, which are designed to protect against, detect and minimize Security Breaches, may not be adequate to prevent or detect service interruption, system failure or data loss.

We have not always been able in the past and may be unable in the future to detect, anticipate, measure or prevent Security Breaches or threats or techniques used to detect or exploit vulnerabilities in our (or our service providers’, partners’ or other relevant third parties’) information technology, services, communications or software because such threats and techniques change frequently and are often sophisticated in nature. Such vulnerabilities could be exploited but may not be detected until after a Security Breach has occurred. In addition, security researchers and other individuals have and will continue to actively search for and exploit actual and potential vulnerabilities in our (or our third parties’) information technology and communications. These vulnerabilities pose material risks to our business. We cannot be certain that we will be able to address any such vulnerabilities, in whole or part, and there may be delays in developing and deploying patches and other remedial measures to adequately address vulnerabilities. Vulnerabilities could be exploited and result in a Security Breach.

Applicable Data Protection Laws, Privacy Policies and Data Protection Obligations may require us to notify relevant stakeholders of Security Breaches, including affected individuals, customers, regulators and credit reporting agencies. Such disclosures are costly and the disclosures or the failure to comply with such requirements could lead to adverse effects on our business including, without limitation, government enforcement actions (for example, investigations, fines, penalties, audits and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive information (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms.

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

While we maintain general liability insurance coverage and coverage for errors or omissions, we cannot assure that such coverage will be adequate or otherwise protect us from or adequately mitigate liabilities or damages with respect to claims, costs, expenses, litigation, fines, penalties, business loss, data loss, regulatory actions or adverse effects on our business arising out of our privacy and security practices, Processing or Security Breaches, or that such coverage will continue to be available on commercially reasonable terms or at all. The successful assertion of one or more large claims against us that exceeds our available insurance coverage or results in changes to our insurance policies (including premium increases or the imposition of large deductible or co-insurance requirements), could have an adverse effect on our business. In addition, we cannot be sure that our existing insurance coverage and coverage for errors and omissions will continue to be available on acceptable terms or that our insurers will not deny coverage as to any future claim.

In addition to experiencing a Security Breach, third parties may gather, collect or infer sensitive information about us from public sources, data brokers or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, our sensitive information could be leaked, disclosed or revealed as a result of or in connection with the use of generative AI technologies by our employees, personnel or vendors, even if such use is not authorized by us or permitted by our internal policies.

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
•delay or termination of clinical trials or withdrawal of participants from our clinical trials;
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

The ability of the FDA or comparable foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or comparable foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees and other events that may otherwise affect the FDA’s or comparable foreign regulatory authorities’ ability to perform routine functions, as applicable. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other foreign regulatory authorities may also slow the time necessary for new drugs and biologics or modifications to approved drugs and biologics to be reviewed and/or approved by necessary government authorities, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times and certain regulatory authorities, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

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

Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in international trade policies and tariffs, natural disasters, political crises, geopolitical events, such as the crises in Ukraine and the Middle East, or other macroeconomic conditions, which may in the future negatively impact our business and financial performance.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, changes in inflation and interest rates and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Trade policies and geopolitical disputes and conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our costs of doing business, particularly if these measures occur in regions where our suppliers source components or raw materials. For example, in April 2025 the U.S. and China implemented reciprocal tariffs on a variety of goods, including pharmaceutical products. Similarly, the ongoing military conflict between Russia and Ukraine and the Israel/Hamas conflict in the Middle East have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

A portion of our manufacturing, clinical trial activities and laboratory research takes place in Asia. A significant disruption in that region, such as a trade war or political unrest, or adverse legislation could materially adversely affect our business, financial condition and results of operations.

We currently and expect to continue to engage in contract manufacturing, conduct clinical trials, and perform laboratory research activities outside the U.S., including in Asia. Any disruption in production or inability of our manufacturers in Asia to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. In particular, trade tensions and conflict between the United States and China remain high, and could result in changes to the laws, rules, regulations and policies of the governments of the United States or China that impact the ability of U.S. biotechnology companies to partner with entities in China. For example, in April 2025 the U.S. and China implemented reciprocal tariffs on a variety of goods, including pharmaceutical products. We also conduct certain laboratory research and expect to have clinical trial sites in Asia. We are exposed to the possibility of product supply disruption, clinical trial delays and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.

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

Our product candidates, IMVT-1402 and batoclimab, as biological products, may qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise, potentially creating the opportunity for generic competition sooner than anticipated. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of litigation. Moreover, the extent to which a biosimilar, once approved, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing.

The validity, scope and enforceability of any patents that cover a biologic subject to approval by the FDA via a BLA, such as IMVT-1402 or batoclimab, can be challenged by third parties.

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

We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to IMVT-1402, batoclimab, and any future product candidates and their uses. We seek to protect our proprietary position by filing or collaborating with our licensor to file patent applications in the U.S. and abroad in the Licensed Territory related to our current and future drug development programs and product candidates. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. We may choose not to seek patent protection for certain innovations or products and may choose not to pursue patent protection in certain jurisdictions and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. We generally apply for patents in those countries in the Licensed Territory where we intend to make, have made, use, offer for sale or sell products and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell products and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. We may also make statements to regulatory authorities during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable or unpatentable.

The patent applications that we in-license in the U.S. or in other foreign countries may fail to result in issued patents with claims that protect our product candidates or result in patents that are narrowed, invalidated or held unenforceable or unpatentable following challenge in certain jurisdictions. We cannot guarantee any current or future patents will provide us with any meaningful protection or competitive advantage. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent. The examination process may require us to narrow our claims, which may limit the scope of any patent protection we obtain. Even if patents do successfully issue based on our patent applications and even if such patents cover our product candidates, uses of our product candidates or other aspects related to our product candidates, third parties may challenge their patentability, validity, ownership, enforceability or scope, which may result in such patents being narrowed, invalidated or held unenforceable or circumvented, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or limit the length of terms of patent protection we may have for our product candidates, if approved, and technologies. Other companies may also design around our patents. The issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing our product candidates, if approved, or practicing our own patented technology. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate while under patent protection could be reduced. If any of our patents expire or are challenged, invalidated, circumvented or otherwise limited by third parties prior to the commercialization of our product candidates and if we do not own or have exclusive rights to other enforceable patents protecting our product candidates, competitors and other third parties could market products that are substantially similar to ours and our business would suffer.

If the patent applications we hold or have in-licensed with respect to our development programs and our product candidates fail to issue, if their patentability, validity, breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop our product candidates and threaten our ability to commercialize future drugs. Any such outcome could have an adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such application.

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

The issuance of a patent is not conclusive as to its inventorship, ownership, scope, validity or enforceability, and our owned and in-licensed patents may be challenged in the courts or patent offices, both in the U.S. and abroad. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical products or limit the duration of the patent protection of our products. Moreover, patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, is limited. Without patent protection for IMVT-1402, batoclimab, or any future product candidates, we may be open to competition from generic versions of such products. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

We may not be able to protect or enforce our intellectual property rights throughout the world.

Filing, prosecuting and defending patents on IMVT-1402, batoclimab, or any future product candidates in all countries throughout the world would be prohibitively expensive and even in countries where we have sought protection for our intellectual property, such protection may be less extensive than that provided in the U.S. The requirements for patentability may differ in certain countries, particularly developing countries and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some foreign countries do not protect patent rights and other intellectual property rights to the same extent as federal laws and state laws in the U.S. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S. or from selling or importing products made using our inventions in certain jurisdictions. Competitors may exploit our technology or inventions in jurisdictions where we have not obtained patent protection to develop their own products and may also export otherwise infringing products to territories where we have patent protection but where enforcement is not as strong as that in the U.S. These products may compete with our products and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

We may decide to abandon national and regional patent applications while they are still pending. The examination and issuance of each national or regional patent is an independent proceeding which may lead to situations in which applications may be rejected by a patent office in one jurisdiction, while substantively similar applications are granted by patent offices in other jurisdictions. For example, relative to other countries, India has a heightened requirement for patentability and specifically does not allow patenting of medical treatment methods. It is also common that, depending on the country, the scope of patent protection may vary for the same product candidate or technology. If we are unable obtain claims that we feel are commercially relevant in a particular jurisdiction, we may abandon that patent application and forego obtaining patent protection for that product in the relevant jurisdiction, which may allow competitors in that jurisdiction to develop their own products that may compete with our products without infringing our patent claims in that jurisdiction.

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

Many countries, including certain countries in the European Union, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to other parties. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

Patent terms may be inadequate to protect our competitive position on our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the statutory expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent and the protection it affords is limited. Even if patents covering our product candidates are obtained, once the patent has expired, we may be open to competition from competitive products, including generics or biosimilars. The patent family directed to the composition of matter of batoclimab has a statutory projected expiration date in 2035 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family directed to the composition of matter of IMVT-1402 and its use in treating autoimmune diseases has a statutory projected expiration date in 2043 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family directed to methods of improving anti-FcRn therapies, which describes specific dosing regimens for IMVT-1402 including for the treatment of rheumatoid arthritis, has a statutory projected expiration date in 2044 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family directed to methods of treating skin diseases using anti-FcRn antibodies including IMVT-1402 and batoclimab has a statutory projected expiration date in 2046 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family directed to the formulation of batoclimab has a statutory projected expiration date in 2041 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family directed to the use of batoclimab for treating TED has a statutory projected expiration date in 2039 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent families directed to the use of IMVT-1402 and batoclimab for treating GD and the use of IMVT-1402 and batoclimab for treating CIDP each have a statutory projected expiration date in 2043 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family directed to the method of manufacturing of, and formulations produced by such method, covering manufacturing and formulations of batoclimab, has a statutory projected expiration date in 2044 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. The patent family directed to formulations for anti-FcRn antibodies has a statutory projected expiration date in 2045 in the U.S. and in foreign jurisdictions, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Given the amount of time required for the development, testing and regulatory review of any new product candidate, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing products similar or identical to ours.

If we are not able to obtain patent term extension in the U.S. under the Hatch-Waxman Act and in foreign countries under similar legislation, thereby potentially extending the term of our marketing exclusivity for batoclimab, IMVT-1402 or other product candidates that we may identify, our business may be harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property rights in the U.S. and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. Depending upon the timing, duration and specifics of FDA marketing approval of IMVT-1402, batoclimab or other product candidates that we may identify, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA premarket regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries, including the E.U. where it is known as a Supplementary Protection Certificate (“SPC”), upon regulatory approval of our product candidates, based on similar legislation. Nevertheless, we may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

We have licensed certain intellectual property rights, including certain intellectual property rights covering our product candidates, IMVT-1402 and batoclimab, from HanAll. We depend, and will continue to depend, on the HanAll Agreement for the development, manufacture and commercialization of our product candidates. If, for any reason, our licenses under the HanAll Agreement are terminated or we otherwise lose those rights, it could adversely affect our business. The HanAll Agreement imposes and any future collaboration agreements or license agreements we enter into are likely to impose various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us. If we breach any material obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and HanAll, as the licensor, may have the right to terminate the license, which could result in us being unable to develop, manufacture and sell products that are covered by the licensed technology or having to negotiate new or reinstated licenses on less favorable terms or enable a competitor to gain access to the licensed technology.

Moreover, disputes may arise regarding intellectual property subject to a licensing agreement, including:

•the scope of rights granted under the license agreement and other interpretation-related issues;
•the extent to which our product candidates, technology and processes may infringe on intellectual property of the licensor that is not subject to the licensing agreement;
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

In addition, licensing agreements, including the agreement under which we currently license intellectual property or technology from HanAll, are complex, and certain provisions in the agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the relevant intellectual property or technology or increase what we believe to be our financial or other obligations under the relevant agreement, either of which could have an adverse effect on our business, financial condition, results of operations and business prospects. Moreover, if disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize such affected product candidates, which could have an adverse effect on our business, financial conditions, results of operations and business prospects.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies and our patent protection could be reduced or eliminated for noncompliance with these requirements.

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other foreign patent agencies in several stages over the lifetime of the patent. The USPTO and various foreign national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process and fee payment during the life of a patent. While an inadvertent lapse in compliance with these provisions can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Noncompliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent application, failure to respond to official actions within prescribed time limits, underpayment or non-payment of fees and failure to properly legalize and submit formal documents within the prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering batoclimab, IMVT-1402 or any of our future product candidates, our competitors might be able to enter the market earlier than anticipated, which would have an adverse effect on our business.

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

A third party may hold intellectual property, including patent rights that are important or necessary to the development of any of our product candidates. It may be necessary for us to use the patented or proprietary technology of third parties to commercialize batoclimab, IMVT-1402 or any future product candidates, in which case we would be required to obtain a license from these third parties on commercially reasonable terms. Such a license may not be available, or it may not be available on commercially reasonable terms. Our business would be harmed if we are not able to obtain such a license on commercially reasonable terms or at all, or if a non-exclusive license is offered and our competitors gain access to the same technology. If we are unable to obtain a license, we may need to cease use of the compositions or methods covered by such third-party intellectual property rights, and may need to seek to develop alternative approaches that do not infringe on such intellectual property rights which may entail additional costs and development delays, even if we were able to develop such alternatives, which may not be feasible.

The risks described in this Item pertaining to our intellectual property rights also apply to the intellectual property rights that we in-license and any failure by us or our licensors to obtain, maintain, defend and enforce these rights could have an adverse effect on our business. In some cases, we may not have control over the prosecution, maintenance or enforcement of the patents that we license and may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents.

Third-party claims or litigation alleging infringement of patents or other proprietary rights or us seeking to invalidate patents or other proprietary rights may delay or prevent the development and commercialization of our product candidates.

Our commercial success depends, and will continue to depend, in part on our ability to operate while avoiding infringement and other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe or otherwise violate patents or other intellectual property rights owned or controlled by third parties. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes review and post-grant review before the USPTO, as well as oppositions and similar processes in foreign jurisdictions. Our competitors in both the U.S. and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for or obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell, if approved, our product candidate. Numerous U.S. and foreign issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued and as we gain greater visibility and market exposure as a public company, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization.

There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. Because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover the manufacturing process of our product candidates, any molecules formed during the manufacturing process or any final product itself, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents or until such patents expire or until such patent is found unpatentable, invalid, or unenforceable. Similarly, if any third-party patent was to be held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates or any future product candidates, resulting in either an injunction prohibiting our manufacturing, sales or, with respect to our sales, an obligation on our part to pay royalties or other forms of compensation to third parties.

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

If we fail to identify or correctly interpret relevant patents to which we do not have a license or we are unable to obtain a license, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our products that are held to be infringing. We might, if possible, also be forced to redesign products so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file legal claims, which can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, the infringer may file an appeal and the district court judgment may be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents.

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

Third parties may also raise similar unpatentability claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes review, or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of unpatentability is unpredictable. We cannot be certain that there is no prior art of which we and the patent examiner were unaware during prosecution and which renders the claims unpatentable or invalid. For patents and patent applications that we may in-license, we may have a limited right or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of unpatentability, invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on batoclimab, IMVT-1402 or any future product candidates. Such a loss of patent protection could harm our business.

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

Even if we establish a party has infringed our intellectual property rights, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of shares of our common stock.

Because of the expense and uncertainty of litigation, we may not be in a position to enforce our intellectual property rights against third parties.

Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent or a patent that we in-license, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our stockholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect batoclimab, IMVT-1402 or any of our future product candidates.

As is the case with other biopharmaceutical companies, we depend, and will continue to depend, on intellectual property, particularly patents relating to our product candidates, IMVT-1402 and batoclimab, and any future product candidates. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or USPTO rules and regulations could increase the uncertainties and costs.

The U.S. Supreme Court and the U.S. Court of Appeals for the Federal Circuit have ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. Depending on future actions by the U.S. Congress, the U.S. courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

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

In addition to seeking patents for our product candidate, we also rely, and will continue to rely, on trade secrets, including unpatented know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect our proprietary technology and information in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. Despite these efforts and the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information due to our reliance on third parties, increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share our facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in our market and having an adverse effect on our business.

Monitoring unauthorized uses and disclosures of our intellectual property is difficult and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time consuming and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Further, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them or those to whom they communicate it from using that technology or information to compete with us. If any of our trade secrets or other proprietary information were to be disclosed to or independently developed by a competitor, our competitive position could be harmed.

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

We or our licensors may be subject to claims that former employees, consultants, collaborators, independent contractors or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or others who are involved in developing our product candidate. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership of our owned or in-licensed patents, trade secrets or other intellectual property.

In addition, while it is our policy to require our employees, consultants, collaborators and independent contractors who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our and their assignment agreements may not be self-executing or may be breached and we may be forced to bring claims against third parties or defend claims they may bring against us to determine the ownership of what we regard as our intellectual property.

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

Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, inter partes review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such granted patent. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus challenged or the allowed or granted claims may be finally determined to be unpatentable, invalid or unenforceable.

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

As of May 23, 2025, RSL beneficially owned approximately 56.5% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

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

Our organizational and ownership structure involves a number of relationships that may give rise to certain conflicts of interest between us and minority holders of shares of our common stock, on the one hand, and RSL, on the other hand. Certain of our directors and employees have equity interests in RSL and accordingly, their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. Further, our other stockholders may not have visibility into the RSL ownership of any of our directors or officers, which may change at any time through acquisition, disposition, dilution or otherwise. Any change in our directors’ or officers’ RSL ownership could impact the interests of those holders.

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD continues to lead work on proposals, commonly referred to as “BEPS 2.0”, which, to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One rules) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two rules). A number of countries in which we have group entities or conduct business (including, the U.K., Switzerland and Bermuda) have enacted, or are in the process of enacting, core elements of the Pillar Two rules. Based on our current understanding of the minimum revenue thresholds, we currently do not expect to be within the scope of the Pillar One rules, but could fall within the scope of the Pillar Two rules in the future, which could increase our tax obligations and require us to incur additional material costs to ensure compliance with any such rules in the countries where we do business or have group entities.

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

Under current U.S. federal income tax law, U.S. federal net operating losses (“NOLs”) generated in taxable years beginning after December 31, 2017, may be carried forward indefinitely, but the deductibility of such U.S. federal NOLs is generally limited to 80% of taxable income. In addition, our research and development credit carryforwards in the U.S. will begin to expire in our fiscal year ending March 31, 2039. It is uncertain if and to what extent various states will conform to the current U.S. federal income tax law.

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

Our Certificate of Incorporation designates the Court of Chancery of the State of Delaware and the federal district courts of the U.S. as the exclusive forums for substantially all disputes between us and our stockholders, which will restrict our stockholders’ ability to choose the judicial forum for disputes with us or our directors, officers or employees.

Our Certificate of Incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for the following types of actions or proceedings under Delaware statutory or common law: any derivative action or proceeding brought on our behalf; any action asserting a breach of a fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law (the “DGCL”), our Certificate of Incorporation or our Bylaws; any action as to which DGCL confers jurisdiction to the Court of Chancery of the State of Delaware; and any action asserting a claim against us that is governed by the internal affairs doctrine. This provision would not apply to suits brought to enforce a duty or liability created by the Exchange Act. Furthermore, Section 22 of the Securities Act of 1933, as amended (the “Securities Act”) creates concurrent jurisdiction for federal and state courts over all such Securities Act actions. Accordingly, both state and federal courts have jurisdiction to entertain such claims. To prevent having to litigate claims in multiple jurisdictions and the threat of inconsistent or contrary rulings by different courts, among other considerations, our Certificate of Incorporation provides that the federal district courts of the U.S. will be the exclusive forum for resolving any complaint asserting a cause of action arising under the Securities Act.

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

Depending on the information systems and environment, our cybersecurity program includes various administrative, physical, and technical safeguards designed to manage and mitigate material risks from cybersecurity threats, including, for example: an incident response plan, incident detection and response, disaster recovery plans risk assessments, encryption of data, network security controls, data segregation, access controls, physical security, systems monitoring, a vendor risk management program, penetration testing, cybersecurity insurance, dedicated cybersecurity staff, and asset management, tracking and disposal. Additionally, we provide all employees, including part-time and temporary employees, with annual and ad hoc cybersecurity awareness training.

Our information technology functions identify and assess risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods, including internal and external audits, penetration and vulnerability tests, automated tools, subscriptions to reports and services that identify cybersecurity threats, analysis of reports of threats and actors, use of external intelligence feeds, evaluations of our and our industry’s risk profile, evaluation of threats reported to us, threat assessments for internal and external threats, scans of internal systems for threats and incident response simulations (including third-party-conducted tabletop incident response exercises). We engage certain external service providers, including consultants, independent privacy assessors and computer security firms, as appropriate, to assess, test or otherwise assist with aspects of our security controls, including cybersecurity incident containment and remediation efforts, and enhance our cybersecurity oversight. We also use third-party service providers to assist us from time to time to identify, assess, and manage material risks from cybersecurity threats, including for example penetration testing firms, cybersecurity consultants, forensic investigators, cybersecurity software providers, managed cybersecurity service providers and professional services firms (including legal counsel).

We use third-party service providers to perform a variety of functions throughout our business, such as application providers, hosting companies, contract research organizations, contract manufacturing organizations, distributors and supply chain resources. With respect to our use and oversight of third-party service providers, we use a risk-based approach to apply our cybersecurity processes according to the nature and sensitivity of the data accessed, processed, or stored by such third-party service provider and perform additional risk screenings and procedures, as appropriate. We use a number of means to assess cyber risks related to our third-party service providers, including risk assessments for each vendor, vendor security questionnaires and due diligence in connection with onboarding new vendors and ongoing reviews and due diligence with key or high-risk third-party vendors. We also seek to collect and assess cybersecurity audit reports and other supporting documentation when available and include appropriate security terms in our contracts where applicable as part of our oversight of third-party providers.

For additional information regarding cybersecurity risks and their potential impacts on our company, including our business strategy, results of operations, or financial condition, please refer to Item 1A. Risk Factors in this Annual Report, including the risk factor captioned “We and the third parties with whom we work are subject to stringent and changing privacy, data protection, and information security laws, contractual obligations, self-regulatory schemes, government regulation, industry standards and other obligations related to data privacy and security. The actual or perceived failure by us or the third parties with whom we work to comply with such obligations could result in harm to our reputation, regulatory investigations or actions, significant fines and liability, disruption of our clinical trials or other material adverse effects on our business.”

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

Our Vice President of Information Technology and Facilities and our Head of Cybersecurity lead the operational oversight of company-wide cybersecurity strategy, policy, standards and processes, and work across relevant departments to assess and help prepare us and our employees to address cybersecurity risks. The Vice President of Information Technology and Facilities has over 34 years of experience delivering systems across all functions of life science organizations, including support of infrastructure, security, software as a service (SaaS) systems and data integrations, along with ten years working with cybersecurity. The Vice President of Information Technology and Facilities has also received Chief Information Security Officer (C-CISO) certification. The Head of Cybersecurity has approximately 15 years of cybersecurity expertise and has received Certified Information Security Manager (CISM) and Certified Information Systems Security Professional (CISSP) certifications.

In the event of a cybersecurity incident, we maintain a cybersecurity incident response plan designed to govern the actions required for responding to and reporting security incidents involving our information assets, including by escalating certain incidents to members of management, including the Vice President of Information Technology and Facilities and the Head of Cybersecurity. Pursuant to the plan and its escalation protocols, and depending on the nature, severity and other circumstances of each potential cybersecurity incident, designated personnel may be responsible for assessing the severity of an incident and associated threat, containing the threat, remediating the threat, including recovery of data and access to systems, analyzing any reporting obligations associated with the incident, and performing post-incident analysis.

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

Holders of Record

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on May 23, 2025, we had three holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

Stock Performance Graph

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Exchange Act or the Securities Act.

The following graph shows a comparison from March 31, 2020 through March 31, 2025 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of 5 Year Cumulative Total Return
Among Immunovant, Inc., the NASDAQ Biotechnology Index, and the NASDAQ Composite Index
Immunovant, Inc
Nasdaq Biotechnology Index
Nasdaq Composite
$250
$200
$150
$100
$50
$-
3/31/2020
3/31/2021
3/31/2022
3/31/2023
3/31/2024
3/31/2025

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.
Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition, results of operations and cash flows together with the audited consolidated financial statements and the related notes thereto included elsewhere in this Annual Report. Some of the information contained in this discussion and analysis or set forth elsewhere in this Annual Report, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Cautionary Note Regarding Forward-Looking Statements” and “Item 1A Risk Factors” for a discussion of important factors that could cause actual results to differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis. Our fiscal year ends on March 31.

Overview

Immunovant is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. Our focus is on developing IMVT-1402, a potentially best-in-class inhibitor of the neonatal fragment crystallizable receptor (“FcRn”), to address autoimmune diseases driven by high levels of pathogenic immunoglobulin G (“IgG”) antibodies. FcRn is involved in preventing the degradation of IgG antibodies, and inhibition of FcRn has been shown to reduce levels of total IgG and pathogenic IgG antibodies.

We believe that FcRn inhibition has broad therapeutic and commercial potential to address IgG-mediated autoimmune diseases in several therapeutic areas, including but not limited to, endocrinology, neurology, rheumatology and dermatology. Third-party estimates suggest over four million patients in the United States and Europe could benefit from anti-FcRn treatments across more than 20 indications currently being evaluated in clinical trials by multiple companies, with two indications that are already approved and launched quickly reaching billions of dollars in sales.

In a Phase 1 clinical trial, healthy adults dosed with IMVT-1402 showed deep, dose-dependent IgG reductions. We expect to be able to reach approximately 80% IgG reductions with continued weekly dosing of 600 mg of IMVT-1402, offering deeper IgG reductions than observed with other competitor anti-FcRn programs. There has been consistent evidence observed across the class in eight indications in Phase 2 and 3 trials with FcRn inhibitors that deeper IgG reductions correlate with meaningful improvements in clinical outcomes. This has also been validated with Immunovant’s own Phase 2 and 3 studies evaluating its first-generation anti-FcRn antibody, batoclimab, formerly referred to as IMVT-1401, in Graves’ disease (“GD”), myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”) which showed that IgG reductions of greater than or equal to 70% led to meaningfully better outcomes compared to reductions below 70% across a range of clinical measures.

In the Phase 1 clinical trial, across all evaluated doses, IMVT-1402 demonstrated no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels, which are off-target effects observed in some anti-FcRn antibodies, including batoclimab. We are pursuing the rapid development of IMVT-1402 because of its best-in-class potential, with the 600 mg dose expected to reach approximately 80% IgG reduction. We believe IMVT-1402’s profile has the potential to offer best-in-class efficacy, in addition to its potentially favorable safety profile and convenient administration with a simple self-administered auto-injector expected at launch. As previously disclosed, we will make a final decision about future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time.

We are currently progressing a broad set of programs for IMVT-1402. Over the last fiscal year, we announced the clearance of six investigational new drug (“IND”) applications to support clinical trials to evaluate IMVT-1402. We have initiated studies in five indications, including potentially registrational trials in GD, difficult-to-treat rheumatoid arthritis (“D2T RA”), MG and CIDP, and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in Sjögren’s disease (“SjD”) and a second potentially registrational trial in GD in the summer of 2025. Our primary focus is to execute these six indications first, with plans to assess new indications in the future. All studies evaluating IMVT-1402 are being conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized for multiple approved products.

Data and insights from batoclimab, including our operational trial experience, relationships with investigators and prior results, are being leveraged to inform and potentially accelerate our development programs for IMVT-1402. In March 2025, we announced top-line results of our Phase 3 study of batoclimab in MG, which met its primary endpoint of change in the Myasthenia Gravis Activities of Daily Living (“MG-ADL”) score from baseline in acetylcholine receptor antibody positive (“AChR+”) patients. The 680 mg dose set a new benchmark for magnitude of benefit with a 5.6 point mean improvement and 93% MG-ADL response rate. Batoclimab demonstrated strong durability of Minimal Symptom Expression (MG-ADL = 0 or 1) (“MSE”) with 75% of patients who achieved MSE on 680 mg dose by week 6 maintaining MSE status for ≥ 6 weeks. On the same day, we also announced the initial results from period 1 of the Phase 2b study of batoclimab in CIDP following standard of care washout, which demonstrated a mean improvement in the adjusted inflammatory neuropathy cause and treatment (“aINCAT”) disability score of 1.8 across batoclimab arms and an 84% responder rate in those patients who achieved an IgG lowering greater than or equal to 70%. In both batoclimab studies, deeper IgG reductions correlated with better clinical outcomes across a range of assessments and timepoints. IMVT-1402 600 mg dosing was observed in its Phase 1 trial to have similarly deep IgG reductions to batoclimab 680 mg dosing, supporting IMVT-1402 development in these indications, without the albumin and LDL side effects observed with batoclimab. To add to the strong data sets we have previously reported with batoclimab in GD and TED, we expect to report six-month remission data in GD this summer and Phase 3 TED data in the second half of calendar year 2025.

IMVT-1402 and batoclimab are fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). These antibodies are the result of a multi-step, multi-year research program conducted in collaboration with HanAll Biopharma Co., Ltd., (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that has been shown to deliver better efficacy at the high dose and similar efficacy at the low dose compared to standard FcRn inhibition by competitors.

Recent Developments in Our Clinical Programs

Endocrine Diseases

Batoclimab Phase 2 Proof-of-Concept Trial in GD

In December 2023 and September 2024, we announced results from a proof-of-concept Phase 2 clinical trial (NCT05907668) of batoclimab for the treatment of uncontrolled GD, which enrolled subjects who were hyperthyroid despite ATD therapy. This study represents the first evaluation of an FcRn inhibitor as a potential treatment for GD.

Participants in the trial received 12 weeks of high dose batoclimab, 680 mg weekly by subcutaneous injection (“SC”), followed by 12 weeks of lower dose batoclimab, 340 mg weekly SC. At the end of the first 12 weeks, a mean IgG reduction of 77% and a 76% response rate (defined as T3 and T4 falling below the upper limit of normal (“ULN”) without increasing the ATD dose) were observed. Also, 56% of subjects treated with higher dose batoclimab achieved an ATD-Free Response (defined as T3 and T4 falling below the ULN and the patient simultaneously tapering completely off their ATD) at the end of the first 12 weeks. During weeks 13 to 24, lower 340 mg dose batoclimab resulted in mean IgG reduction of 65% with a correspondingly lower responder rate of 68% and a lower ATD-Free Response rate of 36% at the end of the second 12 weeks. Patients who achieved at least a 70% IgG reduction at the end of the evaluation period had nearly a threefold higher ATD-Free Response rate than those who did not (60% vs. 23%). Additional data for certain thyroidal and extrathyroidal manifestations of GD showed a 60% response rate achieved by week 2, demonstrating the rapidity of response to weekly higher dose batoclimab. Improvements in proptosis and lid aperture were also observed at both week 12 and week 24. Batoclimab was generally well tolerated with no new safety signals observed. This clinical trial is ongoing, with additional data expected in the summer of calendar year 2025, including remission data from the 24-week post-treatment follow-up period.

IMVT-1402 Potentially Registrational Trials in GD

We initiated a potentially registrational trial evaluating IMVT-1402 in adults with GD in December 2024. This Phase 2b study (NCT06727604) is a randomized, placebo-controlled, 52-week trial in Graves’ patients who are hyperthyroid despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study is expected to enroll approximately 240 participants randomized (1:1:1) to one of two blinded treatment groups each receiving IMVT-1402, 600 mg weekly SC, or a matched placebo group. Participants will be evaluated over two consecutive 26-week blinded treatment periods. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. Following the initial 26-week period, participants in the IMVT-1402 treatment group 2 will be assigned to either continued treatment with IMVT-1402 at the same dose or matching placebo for the second 26-week study period based on the participant’s thyroid-stimulating hormone receptor autoantibodies (“TRAb”) value and euthyroid status determined at week 26. The study’s primary endpoint is the proportion of participants who are euthyroid and off ATD at study week 26. A key secondary endpoint will measure the proportion of participants who become euthyroid and stop ATD treatment at week 52. We expect to report top-line results from this trial in 2027.

In the summer of 2025, we plan to initiate a second potentially registrational trial evaluating IMVT-1402 in adults with GD. This study is a randomized, placebo-controlled, 26-week trial in Graves’ patients who are hyperthyroid despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study is expected to enroll approximately 210 participants randomized (1:1:1) to one of three blinded treatment groups receiving IMVT-1402 600 mg weekly SC, IMVT-1402 300 mg weekly SC, or matched placebo group. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. The study’s primary endpoint is the proportion of participants in the 600 mg weekly SC dose group who are euthyroid and are off ATD versus placebo at study week 26. A key secondary endpoint will measure the proportion of participants in the 600 mg weekly SC dose group who have T3 (Total T3 or FT3) and FT4 ≤ULN and are off ATD versus placebo.

Batoclimab Phase 3 Clinical Program in TED

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for active moderate-to-severe TED. We plan to report top-line results from this clinical trial in the second half of calendar year 2025.

Neurological Diseases

Batoclimab Phase 3 Trial in MG

In March 2025, we announced top-line results from a randomized, quadruple-blind, placebo-controlled Phase 3 trial (NCT05403541) to assess the efficacy and safety of batoclimab in adults with MG. Following screening, participants with moderate to severe MG were randomized into Period 1 where they received high dose batoclimab (680 mg) or low dose batoclimab (340 mg) or placebo weekly SC for 12 weeks. Responders to batoclimab in Period 1, defined in the protocol as ≥ 2-point improvement in the MG-ADL score from baseline, were re-randomized 1:1:1 to batoclimab (340 mg SC weekly or 340 mg SC every other week) or placebo weekly SC for 12 weeks (Period 2). The primary endpoint of the study was mean change from baseline in MG-ADL in AChR+ participants at week 12 (end of Period 1).

Batoclimab met its primary endpoint of mean change from baseline in MG-ADL in AChR+ participants. Among the AChR+ population, participants randomized to 680 mg of batoclimab administered weekly SC (“QW”) achieved a 5.6 point mean improvement in MG-ADL at week 12 (n=57; p < 0.001), while those randomized to 340 mg of batoclimab QW achieved a 4.7 point mean improvement (n=52; p < 0.05) and those randomized to placebo demonstrated a 3.6 point mean improvement (n=55; p < 0.05). 93% of AChR+ participants receiving batoclimab 680 mg QW achieved an MG-ADL response at week 12. Subjects in the 680 mg batoclimab treatment arm showed a mean reduction in IgG levels of 74% vs. 64% in the 340 mg batoclimab arm. 42% of the AChR+ subjects treated with batoclimab 680 mg QW achieved MSE, defined as having an MG-ADL score of 0 or 1 at week 12. Of those subjects that achieved MSE prior to or by week 6, 75% maintained their MSE status for ≥ 6 weeks. Safety and tolerability were observed to be consistent with prior batoclimab studies.

We are planning to leverage the data and learnings from the batoclimab MG study, including our operational trial experience, relationships with investigators and prior results, to inform and accelerate our program with IMVT-1402.

IMVT-1402 Potentially Registrational Trial in MG

We initiated a potentially registrational trial evaluating IMVT-1402 in adults with MG in March 2025. This Phase 3 trial is a randomized, placebo-controlled, 26-week trial. This study is expected to enroll approximately 230 participants randomized (1:1:1) to one of three blinded treatment groups receiving IMVT-1402 600 mg weekly SC, IMVT-1402 300 mg weekly SC, or matched placebo group for the 12-week induction period. Participants on treatment will continue to be on the same treatment for the 14-week maintenance period, while patients on placebo will receive IMVT-1402 600 mg weekly SC. The study’s primary endpoint is the change in MG-ADL from baseline at week 12. We expect to report top-line results from this trial in 2027.

Batoclimab Phase 2b Trial in CIDP

In March 2025, we announced initial results from Period 1 of the randomized, quadruple-blind, placebo-controlled Phase 2b trial designed to assess the efficacy and safety of batoclimab in adult patients with active CIDP (NCT05581199). To ensure the enrollment of patients with active CIDP, the trial design incorporates inclusion criteria tied to active disease and a formal adjudication committee, as well as a washout phase during which participants must worsen by at least 1 point on the aINCAT disability scale to remain in the trial. Period 1 was a non-placebo controlled 12-week run-in period, during which participants whose disease had worsened during standard of care washout then received either 340 mg or 680 mg batoclimab QW SC.

Combined data for 73 patients (both dose cohorts of Period 1) demonstrated a 1.8-point improvement in aINCAT disability score (compared to Period 1 baseline) at week 12. An 84% responder rate (with response defined as an aINCAT score improvement ≥ 1) was observed among all patients whose level of IgG was reduced by ≥ 70% as compared to 44% among patients with < 70% IgG reductions. Other CIDP scales also demonstrated meaningful improvements for the pooled dose cohorts at week 12. The study remains blinded and is ongoing. No new safety signals were observed.

We are planning to leverage the data and learnings from the batoclimab CIDP study, including our operational trial experience, relationships with investigators and prior results, to inform and accelerate our program with IMVT-1402.

IMVT-1402 Potentially Registrational Trial in CIDP

We initiated a potentially registrational trial evaluating IMVT-1402 in adults with CIDP in March 2025. This Phase 2b trial is a randomized, placebo-controlled, 24-week trial in CIDP patients. The study is expected to enroll approximately 162 participants randomized (2:1) to one either receiving IMVT-1402 600 mg weekly SC, or matched placebo for the 24-week treatment period. The study’s primary endpoint will evaluate the proportion of participants remaining relapse free (aINCAT) at week 24. We expect to report top-line results from this trial in 2028.

Rheumatology Diseases

IMVT-1402 Potentially Registrational Trial in D2T RA

We initiated a potentially registrational trial evaluating IMVT-1402 in ACPA-positive D2T RA in December 2024. This trial (NCT06754462) is expected to enroll approximately 120 participants into an initial 16-week open-label, active treatment period. To ensure the enrollment of patients with active D2T RA, the trial inclusion criteria require elevated ACPA levels and prior inadequate response to two or three (but no more than three) classes of biologics or targeted synthetic DMARDs. The study will evaluate IMVT-1402’s 600 mg weekly SC during the open-label induction phase of the trial with the intent of maximizing reduction in ACPA levels. Participants achieving a response at weeks 14 and 16 per the American College of Rheumatology response criteria 20 (“ACR20”) will be randomized in a 1:1:1 ratio to receive blinded treatment with either IMVT-1402 600 mg, IMVT-1402 300 mg or placebo, weekly SC for 12 weeks. The primary endpoint will assess the proportion of such participants who maintain the ACR20 response at week 28. Eligible participants who complete week 28 will have the option to receive IMVT-1402 for an additional period of 48 weeks as part of a long-term extension period. We expect to report initial results from the period 1 open label portion of this trial in 2026.

IMVT-1402 Potentially Registrational Trial in SjD

We plan to initiate a potentially registrational trial evaluating IMVT-1402 in SjD in the summer of 2025. This trial (NCT06979531) is a randomized, double-blind, placebo controlled, parallel-group study to assess the efficacy, safety, and tolerability of IMVT-1402 in adult participants with moderate to severe systemic primary SjD. The trial is anticipated to enroll approximately 180 participants randomized in a 1:1:1 ratio to receive IMVT-1402 600 mg, IMVT-1402 300 mg or placebo weekly SC for two 24-week blinded treatment periods. The primary endpoint will assess the efficacy of IMVT-1402 compared to placebo as assessed by ClinESSDAI score at week 24. Participants assessed as responders at week 24, defined as participants that show an improvement of ≥ 4 points from baseline ClinESSDAI score, will continue on treatment for a second 24-week period. A key secondary endpoint will assess change from baseline in ClinESSDAI score at week 48. We expect to report top-line results from this trial in 2028.

Dermatology Diseases

IMVT-1402 Proof-of-Concept Trial in CLE

We initiated a proof-of-concept trial of IMVT-1402 in CLE in February 2025. This Phase 2b trial (NCT06980805) is a randomized, double-blind, placebo-controlled trial to assess the safety, tolerability and efficacy of IMVT-1402 in participants with active SCLE and/or CCLE with or without systemic manifestations. This trial is anticipated to enroll approximately 56 participants randomized 1:1 to IMVT-1402 600 mg QW SC or placebo QW SC for 12 weeks during Period 1. Participants who complete Period 1 will enter Period 2, during which all participants will receive IMVT-1402 600 mg QW SC for 14 weeks. After completion of Period 2, participants will be rerandomized 1:1 to blinded IMVT-1402 300 mg or 600 mg SC QW for 26 weeks. The primary endpoint will evaluate the efficacy of IMVT-1402 compared to placebo based on percent change from Period 1 baseline in CLASI-A score at week 12. We expect to report top-line results from this trial in 2026.

For more information on our clinical trials, refer to Part I, Item 1. Business, “Overview.”

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including changes in inflation and interest rates, changes in international trade policies and tariffs and geopolitical tensions, such as the Russia-Ukraine war and conflict in the Middle East, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

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

Product Service Agreement and Master Services Agreement

For a description of our transactions under the Product Service Agreement and Master Services Agreement with Samsung Biologics Co., Ltd. (“Samsung”), refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements and Note 10 – Commitments and Contingencies.

Related Party Transactions

For a description of our transactions under agreements with related parties, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 5 – Related Party Transactions.

Financial Operations Overview

Revenue

We have not generated any revenue and have incurred significant operating losses since inception, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize IMVT-1402, batoclimab or any future product candidates. Our ability to generate revenue sufficient to achieve profitability will depend completely on the successful development and eventual commercialization of IMVT-1402, batoclimab and any future product candidates.

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

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses as we continue our Phase 3 clinical program to evaluate batoclimab for the treatment of TED and a proof-of-concept Phase 2 clinical trial of batoclimab as a treatment for GD. With respect to our IMVT-1402 development activities, our Phase 1 clinical trial of IMVT-1402 in New Zealand remains open and we initiated potentially registrational trials for IMVT-1402 in GD, D2T RA, MG and CIDP and a proof-of-concept trial in CLE. We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in SjD and a second potentially registrational trial evaluating IMVT-1402 in GD. Our research and development expenses are also expected to continue to increase over the next several years as we execute IMVT-1402 trials, increase manufacturing of IMVT-1402, hire personnel and prepare to seek regulatory approval. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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
•the potential impact of macroeconomic events, including changes in inflation, interest rates and international trade policies and tariffs and geopolitical tensions, such as the Russia-Ukraine war and the conflict in the Middle East;
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

We anticipate that our general and administrative expenses will continue to support our ongoing research and development activities. These expenses will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of patents and patent applications claiming our product candidates, costs related to the hiring of additional personnel and fees to outside consultants for professional services. In addition, if either IMVT-1402 or batoclimab obtains regulatory approval, we expect that we would incur significant additional expenses associated with market research activities and building commercial teams.

Results of Operations

Comparison of the Years Ended March 31, 2025, 2024 and 2023

The following table sets forth our results of operations for the years ended March 31, 2025, 2024 and 2023 (in thousands):

	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
Operating expenses:
Research and development	$360,917	$212,928	$160,257	$147,989	$52,671
Acquired in-process research and development	—	12,500	10,000	(12,500)	2,500
General and administrative	77,235	57,281	48,019	19,954	9,262
Total operating expenses	438,152	282,709	218,276	155,443	64,433
Interest income	(24,732)	(24,948)	(7,578)	216	(17,370)
Other (income) expense, net	(471)	1,008	253	(1,479)	755
Loss before provision for income taxes	(412,949)	(258,769)	(210,951)	(154,180)	(47,818)
Provision for income taxes	891	567	9	324	558
Net loss	$(413,840)	$(259,336)	$(210,960)	$(154,504)	$(48,376)

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years ended March 31, 2025, 2024 and 2023 (in thousands):

	Years Ended March 31,			Change
	2025	2024*	2023*	2025 vs. 2024	2024 vs. 2023
Therapeutic area-specific costs:
Endocrine diseases	$63,073	$33,205	$26,377	$29,868	$6,828
Neurological diseases	93,224	41,060	52,100	52,164	(11,040)
Rheumatology diseases	23,897	—	—	23,897	—
Dermatology diseases	15,633	—	—	15,633	—
Other clinical and nonclinical	9,327	39,811	5,553	(30,484)	34,258
Total therapeutic area-specific costs	205,154	114,076	84,030	91,078	30,046
Unallocated costs:
Personnel-related expenses including stock-based compensation	111,499	74,290	49,767	37,209	24,523
Other	44,264	24,562	26,460	19,702	(1,898)
Total research and development expenses	$360,917	$212,928	$160,257	$147,989	$52,671
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

Fiscal 2025 vs. Fiscal 2024

For the year ended March 31, 2025, research and development expenses increased $148.0 million as compared with the prior year.

For the year ended March 31, 2025, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $91.1 million as compared with the prior year. Research and development costs related to endocrine diseases, which include GD and TED, increased $29.9 million. This increase was primarily due to preparation and initiation of our potentially registrational trial of IMVT-1402 in endocrine diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical program. Research and development costs related to neurological diseases, which include MG and CIDP, increased $52.2 million. This increase was primarily due to preparation for our potentially registrational clinical trials of IMVT-1402 in neurological diseases and higher overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials. Research and development costs related to rheumatology diseases of $23.9 million in the current year reflected the initiation of our potentially registrational trial of IMVT-1402 in RA, as well as preparation for our potentially registrational trial of IMVT-1402 in SjD. Research and development costs related to dermatology diseases of $15.6 million in the current year reflected the initiation of our proof-of-concept trial in CLE. Research and development costs related to other clinical and nonclinical activities decreased $30.5 million, reflecting the current year transition to clinical activities targeting specific therapeutic areas, as well as lower overall costs related to our IMVT-1402 Phase 1 trial and nonclinical studies.

For the year ended March 31, 2025, unallocated research and development costs increased $56.9 million as compared with the prior year. This increase reflected higher personnel-related expenses of $37.2 million, driven by higher headcount and enhancement of our capabilities to support our strategic objectives as we progress our clinical activities. In addition, other expenses increased $19.7 million, primarily reflecting higher costs to support our research and development activities to advance the clinical development of IMVT-1402 that are not related to a specific therapeutic area.

Fiscal 2024 vs. Fiscal 2023

For the year ended March 31, 2024, research and development expenses increased $52.7 million as compared with the prior year.

For the year ended March 31, 2024, therapeutic area-specific research and development costs, including contract manufacturing costs for drug substance process performance qualification activities, increased $30.0 million as compared with the prior year. Research and development costs related to endocrine diseases, which include TED and GD, increased $6.8 million, primarily reflecting higher clinical trial costs, due in part to the initiation of our batoclimab proof-of-concept Phase 2 clinical trial. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $11.0 million, primarily reflecting higher overall batoclimab clinical trial costs in the prior year that included upfront and start-up costs for our Phase 3 and Phase 2b clinical trials. Research and development costs related to other clinical and nonclinical activities increased $34.3 million, primarily reflecting higher IMVT-1402 contract manufacturing costs and costs related to our IMVT-1402 Phase 1 clinical trial and pre-clinical study.

For the year ended March 31, 2024, unallocated research and development costs increased $22.6 million as compared with the prior year. This increase reflected higher personnel-related expenses of $24.5 million, primarily reflecting higher headcount and enhancement of our capabilities to support our strategic objectives to progress our clinical activities in existing and new indications. Partially offsetting this increase were lower costs related to cross-indication research and development activities supporting IMVT-1402 and batoclimab programs of $1.9 million, primarily reflecting our shift to project-related activities to advance the clinical development of batoclimab, including our clinical trials in MG, TED, CIDP and GD, and IMVT-1402.

Acquired In-Process Research and Development Expenses

There were no acquired in-process research and development expenses for the year ended March 31, 2025. During the years ended March 31, 2024 and 2023, acquired in-process research and development expenses were $12.5 million and $10.0 million, respectively, related to the achievement of development and regulatory milestones for batoclimab under the terms of the HanAll Agreement.

General and Administrative Expenses

For the year ended March 31, 2025, general and administrative expenses increased $20.0 million from the year ended March 31, 2024, primarily reflecting higher personnel-related expenses, professional fees, information technology costs and market research costs. For the year ended March 31, 2024, general and administrative expenses increased $9.3 million from the year ended March 31, 2023, primarily reflecting higher personnel-related expenses, market research costs, legal and other professional fees and information technology costs.

Interest Income

For the year ended March 31, 2025, interest income decreased $0.2 million as compared with the year ended March 31, 2024, primarily reflecting lower average money market balances throughout the year, mostly offset by interest earned on money market fund balances as a result of the proceeds from our January 2025 private placement. For the year ended March 31, 2024, interest income increased $17.4 million as compared with the year ended March 31, 2023, primarily reflecting interest earned on higher money market fund balances as a result of proceeds from our October 2023 underwritten public offering and concurrent private placement.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $714.0 million and $635.4 million as of March 31, 2025 and 2024, respectively. For the years ended March 31, 2025, 2024 and 2023 we had net losses of $413.8 million, $259.3 million and $211.0 million, respectively. We expect to continue to incur significant expenses and increasing operating losses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1402, batoclimab or any future product candidate.

To date, we have financed our operations primarily from equity offerings. Until such time, if ever, as we can generate substantial product revenue from sales of IMVT-1402, batoclimab or any future product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, disruptions resulting from geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and in the Middle East, and changes in inflation, interest rates and international trade policies and tariffs.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2025, 2024 and 2023 (in thousands):

	Years Ended March 31,
	2025	2024	2023
Net cash used in operating activities	$(375,874)	$(214,227)	$(188,193)
Net cash used in investing activities	(759)	(360)	(197)
Net cash provided by financing activities	454,492	472,427	70,885

Operating Activities

For the year ended March 31, 2025, $375.9 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $413.8 million and a net change in operating assets and liabilities of $12.1 million, partially offset by non-cash charges of $50.0 million. The non-cash charges consisted mainly of stock-based compensation of $49.5 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected higher prepaid expenses and other current assets of $27.0 million, driven primarily by the timing of payments and services performed related to our ongoing and planned clinical trials, as well as an increase in other assets of $7.7 million as a result of prepaid expenses related to planned contract manufacturing activities. These changes were partially offset by an increase in accounts payable of $10.7 million, primarily related to clinical trial costs. Accrued expenses increased $8.9 million, primarily reflecting the timing of payments and services related to our ongoing clinical trials and contract manufacturing. In addition, accounts receivable decreased $3.2 million, reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with a third party.

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

Investing Activities

For the years ended March 31, 2025, 2024 and 2023, cash used in investing activities was related to the purchase of equipment for our expanded workforce.

Financing Activities

For the year ended March 31, 2025, $454.5 million of cash provided by financing activities primarily consisted of proceeds from our January 2025 private placement of $450.0 million. Cash provided by financing activities also reflected $4.8 million of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of March 31, 2025 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of March 31, 2025, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $43.6 million, of which $5.5 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid during the fiscal years ending March 31, 2026, 2028, 2029 and 2030, respectively. See Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of March 31, 2025, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2025) upon the achievement of certain regulatory and sales milestone events. During the quarter ended June 30, 2023, we achieved our third and fourth development and regulatory milestone events under the HanAll Agreement and made a $12.5 million milestone payment in the quarter ended September 30, 2023 in accordance with the terms of the agreement. During the quarter ended December 31, 2022, we achieved our second development and regulatory milestone event under the HanAll Agreement and made a $10.0 million milestone payment in the quarter ended March 31, 2023 in accordance with the terms of the agreement.

Outlook

We currently expect our existing cash and cash equivalents as of March 31, 2025 of $714.0 million will be sufficient to fund our operating expenses and capital expenditure requirements for announced indications to date through our GD readout expected in 2027.

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

We anticipate that our short-term and long-term future capital requirements will increase as we:

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report, we believe the following critical accounting estimate used in the preparation of our consolidated financial statements requires significant estimates and judgments. We did not make any material changes to these assumptions for the year ended March 31, 2025. We do not expect any material changes in the near term to the underlying assumptions during the year ended March 31, 2025.

Research and Development Expenses and Related Accruals

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2025, we had cash and cash equivalents of $714.0 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of March 31, 2025.

Item 8. Financial Statements and Supplementary Data
Immunovant, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunovant, Inc. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 29, 2025 expressed an unqualified opinion thereon.

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

Auditing the Company’s accrual for clinical trial costs is complex due to the fact that information necessary to estimate the accruals is accumulated from clinical research organizations and the Company's assessment of that information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

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

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by making direct inquiries of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through March 31, 2025. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Iselin, New Jersey
May 29, 2025

IMMUNOVANT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$713,971	$635,365
Accounts receivable	2,084	5,337
Prepaid expenses and other current assets	51,180	24,902
Income tax receivable	427	166
Total current assets	767,662	665,770
Operating lease right-of-use assets	98	133
Property and equipment, net	844	462
Other assets	7,618	—
Total assets	$776,222	$666,365
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$17,656	$7,155
Accrued expenses	50,748	41,300
Current portion of operating lease liabilities	98	138
Due to Roivant Sciences Ltd.	273	15
Total current liabilities	68,775	48,608
Total liabilities	68,775	48,608
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at March 31, 2025 and March 31, 2024	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2025 and March 31, 2024	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 170,111,593 shares issued and outstanding at March 31, 2025 and 500,000,000 shares authorized, 145,582,999 shares issued and outstanding at March 31, 2024	16	14
Additional paid-in capital	1,945,495	1,441,518
Accumulated other comprehensive income	1,459	1,908
Accumulated deficit	(1,239,523)	(825,683)
Total stockholders’ equity	707,447	617,757
Total liabilities and stockholders’ equity	$776,222	$666,365

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended March 31,
	2025	2024	2023
Operating expenses:
Research and development	$360,917	$212,928	$160,257
Acquired in-process research and development	—	12,500	10,000
General and administrative	77,235	57,281	48,019
Total operating expenses	438,152	282,709	218,276
Interest income	(24,732)	(24,948)	(7,578)
Other (income) expense, net	(471)	1,008	253
Loss before provision for income taxes	(412,949)	(258,769)	(210,951)
Provision for income taxes	891	567	9
Net loss	$(413,840)	$(259,336)	$(210,960)
Net loss per common share — basic and diluted	$(2.73)	$(1.88)	$(1.71)
Weighted average common shares outstanding — basic and diluted	151,573,553	138,100,577	123,075,329

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended March 31,
	2025	2024	2023
Net loss	$(413,840)	$(259,336)	$(210,960)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(449)	1,056	448
Total other comprehensive (loss) income	(449)	1,056	448
Comprehensive loss	$(414,289)	$(258,280)	$(210,512)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2022	10,000	$—	116,482,899	$12	$824,796	$404	$(355,387)	$469,825
Issuance of common stock upon underwritten offering	—	—	12,500,000	1	70,227	—	—	70,228
Stock options exercised and restricted stock units vested and settled	—	—	1,346,964	—	657	—	—	657
Capital contribution – stock-based compensation	—	—	—	—	330	—	—	330
Stock-based compensation	—	—	—	—	31,966	—	—	31,966
Foreign currency translation adjustments	—	—	—	—	—	448	—	448
Net loss	—	—	—	—	—	—	(210,960)	(210,960)
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Issuance of common stock upon underwritten offering and private placement	—	—	12,949,184	1	466,732	—	—	466,733
Stock options exercised and restricted stock units vested and settled	—	—	2,303,952	—	5,694	—	—	5,694
Capital contribution – stock-based compensation	—	—	—	—	103	—	—	103
Stock-based compensation	—	—	—	—	41,013	—	—	41,013
Foreign currency translation adjustments	—	—	—	—	—	1,056	—	1,056
Net loss	—	—	—	—	—	—	(259,336)	(259,336)
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Issuance of common stock upon private placement	—	—	22,500,000	2	449,679	—	—	449,681
Stock options exercised and restricted stock units vested and settled	—	—	2,028,594	—	4,811	—	—	4,811
Capital contribution – stock-based compensation	—	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	49,463	—	—	49,463
Foreign currency translation adjustments	—	—	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	—	—	(413,840)	(413,840)
Balance at March 31, 2025	10,000	$—	170,111,593	$16	$1,945,495	$1,459	$(1,239,523)	$707,447

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2025	2024	2023
Cash flows from operating activities
Net loss	$(413,840)	$(259,336)	$(210,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	49,487	41,116	32,296
Depreciation on property and equipment	377	231	193
Non-cash lease expense	133	1,130	1,131
Changes in operating assets and liabilities:
Accounts receivable	3,232	(4,577)	11,764
Prepaid expenses and other current assets	(26,990)	1,558	(20,533)
Income tax receivable	(261)	19	461
Other assets	(7,736)	—	—
Accounts payable	10,684	5,784	(17,124)
Accrued expenses	8,923	1,349	15,568
Operating lease liabilities	(138)	(1,172)	(1,145)
Due to Roivant Sciences Ltd.	255	(329)	156
Net cash used in operating activities	(375,874)	(214,227)	(188,193)
Cash flows from investing activities
Purchases of property and equipment	(759)	(360)	(197)
Net cash used in investing activities	(759)	(360)	(197)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten offering and private placement	450,000	472,745	70,500
Payment of offering and private placement costs	(319)	(6,012)	(272)
Proceeds from stock options exercised	4,811	5,694	657
Net cash provided by financing activities	454,492	472,427	70,885
Effect of exchange rate changes on cash and cash equivalents	747	993	220
Net change in cash and cash equivalents	78,606	258,833	(117,285)
Cash and cash equivalents – beginning of period	635,365	376,532	493,817
Cash and cash equivalents – end of period	$713,971	$635,365	$376,532
Non-cash operating activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$98	$91	$—
Supplemental disclosure of cash paid:
Income taxes	$1,202	$509	$—

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Notes to Consolidated Financial Statements

Note 1 — Organization and Nature of Business

[A] Description of Business

Immunovant, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. The Company’s innovative product pipeline includes its product candidates, IMVT-1402 and batoclimab (formerly referred to as IMVT-1401), both of which are novel, fully human, monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as simple, subcutaneous injections, IMVT-1402 and batoclimab have been observed to reduce immunoglobulin G (“IgG”) antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies.

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2025, the Company’s cash and cash equivalents totaled $714.0 million and its accumulated deficit was $1,239.5 million.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of March 31, 2025 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of March 31, 2025, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At March 31, 2025 and 2024, cash and cash equivalents included $687.6 million and $607.7 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The Company participates in cost-sharing arrangements with third parties whereby the third parties have agreed to share a portion of the costs incurred by the Company, related to batoclimab drug manufacturing and clinical trials. The Company records the third parties’ share of the costs as a reduction of research and development expenses and an increase to accounts receivable in the accompanying consolidated financial statements based on actual amounts incurred by the Company and billable to the third parties. These cost-sharing arrangements do not contemplate any future revenue-generating activity or global commercialization efforts of batoclimab benefiting any of the parties.

[J] Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses include payments made or due in connection with license agreements upon the achievement of development and regulatory milestones.

The Company evaluates in-licensed agreements for IPR&D projects to determine if any such in-licensed agreement meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expenses in its consolidated statements of operations. Payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones will be capitalized and amortized to cost of product sales over the remaining useful life of the asset.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and amounts due to Roivant Sciences Ltd. (“RSL”). These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of March 31, 2025 or 2024.

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

The following potentially dilutive securities have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended March 31,
	2025	2024	2023
Preferred stock as converted	10,000	10,000	10,000
Stock options	12,963,834	13,026,329	11,682,481
Restricted stock units	3,239,901	3,466,057	3,692,979
Total	16,213,735	16,502,386	15,385,460

[Q] Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in a single operating segment and has one reportable segment, which includes all activities related to the research, development and manufacturing of its product candidates. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. See Note 9 – Segment Information for additional details.

[R] Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company retrospectively adopted this guidance for its fiscal year ended March 31, 2025. See Note 9 – Segment Information for the additional disclosures required by ASU 2023-07.

[S] Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information on the effective rate reconciliation as well as information on income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 for public entities, with early adoption permitted, and will be applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2026. The amendments will be applied prospectively, with the option to apply them retrospectively. The Company expects adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2023-09.

In November 2024, the FASB issued ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The amendments are effective for public entities for fiscal years beginning after December 15, 2026, and will be applicable for the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2028 and subsequent interim periods. Early adoption is permitted. The guidance is to be applied prospectively, with the option for retrospective application. The Company expects adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2024-03.

Other recent authoritative guidance issued by the FASB (including technical corrections to the ASC), the American Institute of Certified Public Accountants, and the Securities and Exchange Commission (“SEC”) did not, or are not expected to, have a material impact on the Company’s consolidated financial statements and related disclosures.

Note 3 — Material Agreements

License Agreement

On December 19, 2017, Roivant Sciences GmbH (“RSG”), a wholly-owned subsidiary of RSL, entered into a license agreement (the “HanAll Agreement”) with HanAll Biopharma Co., Ltd. (“HanAll”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to develop, import, use and commercialize the antibody referred to as batoclimab and certain back-up and next-generation antibodies (including IMVT-1402), and products containing such antibodies, in the U.S., Canada, Mexico, the European Union, the United Kingdom, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”).

In exchange for this license, RSG provided or agreed to provide the following consideration:
•Upfront, non-refundable payment of $30.0 million;
•Up to $20.0 million in shared (50%) research, development, and out-of-pocket costs incurred by HanAll, which obligation has since expired;
•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2025) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products subject to standard offsets and reduction on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
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

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement, (“PSA”), with Samsung Biologics Co., Ltd., (“Samsung”), pursuant to which Samsung will manufacture and supply the Company with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. The Company previously entered in a Master Services Agreement, (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of the Company’s relationship with Samsung. Upon execution of the PSA, the Company committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, the Company has a minimum obligation to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (1) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (2) the other party’s insolvency or bankruptcy or (3) certain force majeure events. As of March 31, 2025, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million.
Note 4 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,
	2025	2024
Research and development expenses	$32,622	$24,634
Accrued bonuses	15,618	14,744
Legal and other professional fees	789	465
Other expenses	1,719	1,457
Total accrued expenses	$50,748	$41,300

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

For the years ended March 31, 2025, 2024 and 2023, the Company incurred $0.8 million, $0.6 million and $0.4 million, respectively, under the Services Agreements, which are included in the accompanying consolidated statements of operations.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of office space in New York, which expired on February 27, 2024 and April 29, 2024, respectively. During the year ended March 31, 2025, rent expense under these operating leases was de minimis. During the years ended March 31, 2024 and 2023, the Company incurred $1.1 million and $1.2 million respectively, in rent expense under these operating leases.

RSL Share Purchases

See Note 7 – Stockholders’ Equity for a discussion of the RSL share purchases as part of the Company’s private placement in January 2025, underwritten offering and private placement in October 2023 and underwritten offering in October 2022.

Note 6 — Income Taxes
The loss before income taxes and the related tax provision are as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
(Loss) income before income taxes
United States	$(17,730)	$(16,180)	$(27,708)
Switzerland	(395,119)	(242,518)	(183,187)
Bermuda	(100)	(71)	(58)
United Kingdom	—	—	2
Total loss before income taxes	$(412,949)	$(258,769)	$(210,951)
Current taxes
United States – Federal	$880	$562	$—
United States – State	11	5	9
Total current tax expense	891	567	9
Deferred tax expense	—	—	—
Total provision for income taxes	$891	$567	$9
A reconciliation of the provision for income taxes computed at the U.S. statutory rate of 21% for the years ended March 31, 2025, 2024 and 2023 to the provision for income taxes reflected in the consolidated statements of operations is as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Income tax benefit at statutory rate	$(86,719)	$(54,341)	$(44,300)
Foreign rate differential	31,499	19,321	14,569
Research and development credits	(17,972)	(8,096)	(4,798)
Valuation allowance	74,541	46,389	31,944
Non-deductible expense	5,826	7,518	3,632
Tax deficiencies (excess tax benefits) from stock-based compensation	(6,282)	(9,204)	(1,960)
Other	(2)	(1,020)	922
Total provision for income taxes	$891	$567	$9
The Company’s effective tax rate was (0.22)%, (0.22)% and 0% for the years ended March 31, 2025, 2024 and 2023 respectively, primarily driven by the Company’s jurisdictional earnings by location, certain non-deductible expenditures, research and development credits, and a valuation allowance that eliminates the Company’s global net deferred tax assets.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2025 and 2024 are as follows (in thousands):

	March 31,
	2025	2024
Deferred tax assets
Intangible assets	$10,099	$9,865
Net operating losses	153,370	98,248
Stock-based compensation	13,643	9,110
Research and development credits	39,217	21,245
Others	3,522	3,363
Total deferred tax assets	219,851	141,831
Valuation allowance	(218,753)	(141,484)
Deferred tax assets, net of valuation allowance	$1,098	$347
Deferred tax liabilities
Depreciation	$(109)	$(74)
Right-of-use assets	(41)	(39)
Others	(948)	(234)
Total deferred tax liabilities	(1,098)	(347)
Total net deferred taxes	$—	$—

As of March 31, 2025, the Company has gross net operating loss carryforwards in the following jurisdictions: Switzerland of approximately $1,094.6 million, which will begin to expire as of March 31, 2027, the United Kingdom of approximately $0.9 million, which can be carried forward indefinitely with an annual usage limitation, and the U.S. of approximately $48.7 million, which can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021. The Company has research and development and orphan drug credit carryforwards in the U.S. of approximately $39.2 million, which begin to expire as of March 31, 2039.

The Company assesses the realizability of its net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $218.8 million and $141.5 million for the years ended March 31, 2025 and 2024, respectively, representing the portion of the net deferred tax assets that is not expected to be realized. The amount of the net deferred tax assets considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

As of March 31, 2025, the Company does not have undistributed earnings from foreign subsidiaries. The Company regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company. Changes in economic and business conditions, foreign or U.S. tax laws or the Company’s financial situation could result in a change to the Company’s position.

The Company is subject to tax and files income tax returns in the United Kingdom, Switzerland, and U.S. federal, state and local jurisdictions. The Company’s tax periods for the fiscal years ended March 31, 2019 through March 31, 2025 remain open for tax examinations in most applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. The Company’s unrecognized tax benefit activity during the years ended March 31, 2025 and 2024 and related liabilities were not material to the Company’s consolidated financial statements as of March 31, 2025 and 2024. The Company does not expect the amount of unrecognized tax benefits to significantly increase or decrease within the next 12 months.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of March 31, 2025, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

In the event of the Company’s liquidation, dissolution or winding up, the holder(s) of the Series A preferred stock will receive first an amount per share equal to $0.01 and then will be entitled to share ratably in the assets legally available for distribution to all stockholders.

Preferred Stock

As of March 31, 2025, the Company has authorized 10,010,000 shares of preferred stock par value $0.0001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of March 31, 2025.

Common Stock

As of March 31, 2025, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share.

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

In January 2025, the Company entered into a share purchase agreement pursuant to which the Company issued 22,500,000 shares of the Company’s common stock, par value $0.0001 per share, to certain institutional accredited investors (including 16,845,010 shares of common stock to RSL), at a price of $20.00 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”). The gross proceeds to the Company were approximately $450.0 million. Pursuant to a registration rights agreement with certain of the investors, the Company subsequently filed with the SEC a prospectus supplement to its registration statement on Form S-3 (File No. 333-275419), which automatically became effective upon its filing on November 9, 2023, covering the resale of 5,654,990 shares of common stock issued in the private placement. The Company has agreed to use reasonable best efforts to keep such registration statement effective until the date the shares described above have been sold or may be resold pursuant to Rule 144 under the Securities Act without restriction.

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

In October 2023, the Company completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by RSL on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, RSL purchased 4,473,684 shares of the Company’s common stock in a private placement exempt from the registration requirements of the Securities Act at the same price per share as investors in the public offering. The net proceeds to the Company were $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

In October 2022, the Company completed an underwritten offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at an offering price of $6.00 per share, for net proceeds to the Company of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

As of March 31, 2025, the Company had 170,111,593 shares of common stock outstanding, which include the above share issuances during the year and the issuance of shares of common stock from the exercise of stock options and vesting of restricted stock units. See Note 8 – Stock-Based Compensation for additional details about stock options and restricted stock units.

The Company has reserved the following shares of common stock for issuance:

	March 31,
	2025	2024
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	12,963,834	13,050,172
Restricted stock units outstanding	4,043,674	4,099,279
Equity awards available for future grants	6,027,035	2,090,367
Total	23,044,543	19,249,818

The reserved shares underlying restricted stock units above include 803,773 restricted stock units that vested but were not settled as of March 31, 2025. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of March 31, 2025. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive stock options under the 2019 Plan is 16,500,000. The Company’s employees, directors and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, other stock awards and performance awards under the plan. Generally, each option will have an exercise price equal to the fair market value of the Company’s common stock on the date of grant and a ten-year contractual term. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the fair market value of the Company’s common stock on the date of grant and the option will have a five-year contractual term. Stock options that are forfeited, cancelled or have expired are available for future grants.

On April 1, 2024, 5,823,319 shares of common stock were added to the 2019 Plan pool in accordance with the 4.0% evergreen provision of the 2019 Plan. As of March 31, 2025, options to purchase 10,357,061 shares of common stock and 3,239,901 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 6,027,035 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of March 31, 2025, options to purchase 2,606,773 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of March 31, 2025, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance – March 31, 2024	13,026,329	$9.85	7.51	$293,920
Granted	1,605,988	29.51
Exercised	(630,555)	7.44
Forfeited	(1,024,099)	14.83
Expired	(13,829)	16.21
Balance – March 31, 2025	12,963,834	$12.00	6.25	$88,960
Exercisable – March 31, 2025	9,430,422	$9.20	5.51	$76,772
The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2025. The intrinsic value of stock options exercised during the years ended March 31, 2025, 2024 and 2023 was $12.2 million, $22.1 million and $0.5 million, respectively. The stock options granted during the years ended March 31, 2025, 2024 and 2023 had a weighted-average fair value of $21.51 per share, $14.10 per share and $5.39 per share, respectively, at the grant date. The total grant-date fair value of stock options vested during the years ended March 31, 2025, 2024 and 2023 was $24.9 million, $21.6 million and $17.3 million, respectively. The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Years Ended March 31,
	2025	2024	2023
Risk-free interest rate	3.59% – 4.71%	3.45% – 4.94%	2.74% – 4.21%
Expected term, in years	6.11	6.11	6.11
Expected volatility	77.66% – 83.31%	93.66% – 98.15%	87.12% – 93.78%
Expected dividend yield	—%	—%	—%
Restricted Stock Unit Awards
A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2024	3,466,057	$12.32
Issued	2,099,404	28.97
Vested	(1,544,747)	12.65
Forfeited	(780,813)	17.52
Nonvested as of March 31, 2025	3,239,901	$21.70
The RSUs granted during the years ended March 31, 2025, 2024 and 2023 had a weighted-average fair value of $28.97 per share, $17.15 per share and $6.79 per share, respectively, at the grant date. The total grant-date fair value of RSUs vested during the years ended March 31, 2025, 2024 and 2023 was $19.5 million, $13.5 million and $12.9 million, respectively.

Stock-based Compensation Expense
For the years ended March 31, 2025, 2024 and 2023, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Research and development expenses	$27,014	$20,409	$14,779
General and administrative expenses	22,449	20,604	17,187
Total stock-based compensation	$49,463	$41,013	$31,966

As of March 31, 2025, total unrecognized compensation expense related to nonvested stock options and RSUs was $43.8 million and $58.1 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.18 years and 2.49 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to the RSL common share awards and options issued by RSL to employees of Roivant and the Company, the Company did not have any stock-based compensation expense for the years ended March 31, 2025 and 2024 and recorded $0.1 million of stock-based compensation expense for the year ended March 31, 2023 in the accompanying consolidated statement of operations.

The RSL common share awards are valued at fair value on the date of grant and stock-based compensation expense is recognized and allocated to the Company over the required service period. The allocation of stock-based compensation for Roivant employees is based upon the relative percentage of time utilized by Roivant employees on Company matters.

RSL RSUs

The Company’s former Chief Executive Officer was granted 73,155 RSUs of RSL in January 2021, which vested over a period of four years. For the year ended March 31, 2025, stock-based compensation expense recorded by the Company related to these RSUs was de minimis. For the years ended March 31, 2024 and 2023, the Company recorded $0.1 million and $0.2 million, respectively, of stock-based compensation expense related to these RSUs. As of March 31, 2025, there was no unrecognized compensation expense remaining related to the RSL RSUs.

Note 9 — Segment Information

The Company operates in a single operating segment and has one reportable segment, which includes all activities related to the discovery, development and manufacturing of its product candidates. The determination of a single segment is consistent with the consolidated financial information regularly provided to the Company’s chief operating decision maker (“CODM”). The Company’s CODM is its chief executive officer. The CODM, in alignment with the Company’s strategic goals, uses consolidated net loss to monitor budget to actual results and cash forecast models for assessing performance and making operating decisions. The measurement of segment assets is reported on the consolidated balance sheet as total assets.

The Company’s significant segment expenses are as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Therapeutic area-specific research and development:
Endocrine diseases	$63,073	$33,205	$26,377
Neurological diseases	93,224	41,060	52,100
Rheumatology diseases	23,897	—	—
Dermatology diseases	15,633	—	—
Other clinical and nonclinical	9,327	39,811	5,553
Other unallocated research and development	44,264	24,562	26,460
Personnel-related research and development (1)	111,499	74,290	49,767
Acquired in-process research and development	—	12,500	10,000
Personnel-related general and administrative (2)	41,095	34,684	27,910
Other general and administrative (3)	36,140	22,597	20,109
Interest income	(24,732)	(24,948)	(7,578)
Other segment items (4)	420	1,575	262
Net loss	$413,840	$259,336	$210,960
___________
(1)Includes stock-based compensation expense of $27,014, $20,409 and $14,805 for the years ended March 31, 2025, 2024 and 2023, respectively
(2)Includes stock-based compensation expense of $22,473, $20,707 and $17,491 for the years ended March 31, 2025, 2024 and 2023, respectively
(3)Other general and administrative expenses primarily include legal and other professional fees, information technology costs and market research costs
(4)Other segment items include other expense (income), net and provision (benefit) for income taxes

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

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of March 31, 2025, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of March 31, 2025, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $43.6 million, of which $5.5 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid during the fiscal years ending March 31, 2026, 2028, 2029 and 2030, respectively. During the years ended March 31, 2025, 2024 and 2023, the Company recorded $3.5 million, $2.3 million and $19.8 million, respectively, of research and development expenses related to the PSA. The Company made cash payments of $2.8 million related to the minimum obligations under the PSA during the year ended March 31, 2025 and recorded $4.9 million in accrued expenses in the accompanying consolidated balance sheet as of March 31, 2025. See Note 3 - Material Agreements for additional details.

As of March 31, 2025, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of geopolitical tensions, changes in inflation and interest rates, changes in international trade policies and tariffs and any resulting economic slowdown or recession on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on the Company’s clinical trial plans and timelines, such as the enrollment, activation and initiation of additional clinical trial sites and the results of the Company’s clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

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

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2025 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Immunovant, Inc.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Immunovant, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 29, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey
May 29, 2025

Item 9B. Other Information

On February 14, 2025, Douglas Hughes, a member of our Board of Directors, adopted a trading plan for the sale of a maximum of 15,000 shares of our common stock (the “Trading Plan”) for the purpose of satisfying applicable tax obligations arising in connection with the vesting and settlement of restricted stock units. The Trading Plan is intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act and is expected to remain in effect until December 15, 2025, or upon the earlier completion of all authorized transactions thereunder.

None of our other directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K) during the three months ended March 31, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive proxy statement for our 2025 Annual Meeting of Stockholders (“2025 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year, or March 31, 2025. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2025 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2025 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Meetings of the Board and its Committees” and “Executive Officers” and is incorporated herein by reference.

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
Item 11. Executive Compensation
The information required by this item will be contained in our 2025 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2025 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at March 31, 2025” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2025 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our 2025 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
(3) Exhibits

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
4.1	Description of Securities.	10-K	001-38906	4.3	June 29, 2020
10.1	UK Sub-Plan to the Immunovant, Inc. 2019 Equity Incentive Plan	10-Q	001-38906	10.1	February 3, 2023
10.2	Form of Stock Option Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.2	February 3, 2023
10.3	Form of Restricted Stock Unit Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.3	February 3, 2023
10.4	Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.4	February 3, 2023
10.5	Form of Stock Option Grant Notice and Option Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.5	February 3, 2023
10.6	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.6	February 3, 2023
10.7	Amended and Restated Registration Rights Agreement, dated September 29, 2019, by and among Health Sciences Acquisitions Corporation and the Investors party thereto.	8-K	001-38906	10.1	December 20, 2019
10.8	Restricted Stock Agreement, dated September 29, 2019, by and between Health Sciences Acquisitions Corporation and Health Sciences Holdings, LLC.	8-K	001-38906	10.2	December 20, 2019
10.9†	2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3	June 29, 2020
10.10.1†	Forms of Option Grant Notices and Option Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.1	June 29, 2020
10.10.2†	Forms of Restricted Stock Unit Grant Notices and Award Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.2	June 29, 2020
10.11†	2018 Equity Incentive Plan of Immunovant Sciences Ltd., and forms of award agreements thereunder.	8-K	001-38906	10.4	December 20, 2019
10.12†	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan.	S-4	333-256165	10.25	May 14, 2021
10.13†	Form of Indemnification Agreement.	8-K	001-38906	10.5	December 20, 2019

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
10.14††	License Agreement, dated December 19, 2017, by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.6	December 20, 2019
10.15	Assignment and Assumption Agreement, dated as of December 7, 2018, by and between Immunovant Sciences GmbH and Roivant Sciences GmbH, relating to the License Agreement by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.7	December 20, 2019
10.16	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences, Inc., Immunovant Sciences GmbH, IMVT Corporation (formerly Immunovant, Inc.) and Immunovant Sciences Ltd.	8-K	001-38906	10.8	December 20, 2019
10.17	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences GmbH and Immunovant Sciences GmbH.	8-K	001-38906	10.9	December 20, 2019
10.18	Amended and Restated Information Sharing and Cooperation Agreement, effective as of December 28, 2018, by and between Immunovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-38906	10.10	December 20, 2019
10.19†	Employment Agreement with Tiago Girao, dated as of April 21, 2025.
10.20†	Employment Agreement with Jay Stout, dated as of April 11, 2023.	10-K	001-38906	10.24	May 22, 2023
10.21†	Employment Agreement with Michael Geffner, dated as of January 9, 2024.	10-Q	001-38906	10.1	February 12, 2024
10.22†	Employment Agreement with Melanie Gloria, dated as of November 5, 2024.	10-Q	001-38906	10.1	November 7, 2024
10.23†	Employment Agreement with Christopher Van Tuyl, dated as of November 27, 2024.	10-Q	001-38906	10.1	February 6, 2025
10.24†	Employment Agreement with Peter Salzmann, dated as of May 30, 2019.	8-K	001-38906	10.11	December 20, 2019
10.25†	Separation Agreement and General Release with Peter Salzmann, dated as of April 20, 2025.
10.26††	Master Services Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated April 30, 2021.	10-Q	001-38906	10.2	February 4, 2022
10.27††	Product Service Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated November 17, 2021.	10-Q	001-38906	10.3	February 4, 2022
10.28	Sales Agreement, by and between Immunovant, Inc. and Leerink Partners LLC, dated November 9, 2023.	S-3ASR	333-275419	1.2	November 9, 2023
10.29	Registration Rights Agreement, by and between the Company and certain of the Purchasers, dated January 13, 2025.	8-K	001-38906	10.2	January 13, 2025
19.1	Immunovant, Inc. Insider Trading Policy
21.1	List of Subsidiaries.	10-K	001-38906	21.1	June 8, 2022
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
24.1	Power of Attorney (included on signature page to this Annual Report)
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Immunovant Inc. Incentive Compensation Recoupment Policy	10-K	001-38906	97.1	May 29, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data (embedded within the Inline XBRL document)
___________

+	The annexes, schedules and certain exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601 of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement.
††	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that Immunovant, Inc. treats as private or confidential.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 29, 2025

IMMUNOVANT, INC.

By:	/s/ Eric Venker
Eric Venker, M.D., Pharm. D. Chief Executive Officer
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric Venker, M.D., Pharm. D. and Tiago Girao, and each one of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him or her and in their name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Eric Venker	Chief Executive Officer and Director	May 29, 2025
Eric Venker, M.D., Pharm. D.	(Principal Executive Officer)

/s/ Tiago Girao	Chief Financial Officer	May 29, 2025
Tiago Girao	(Principal Financial and Accounting Officer)
/s/ Frank M. Torti	Executive Chairperson of the Board of Directors	May 29, 2025
Frank M. Torti, M.D.

/s/ Jacob Bauer	Director	May 29, 2025
Jacob Bauer

/s/ Andrew Fromkin	Director	May 29, 2025
Andrew Fromkin

/s/ Douglas Hughes	Director	May 29, 2025
Douglas Hughes

/s/ Atul Pande	Director	May 29, 2025
Atul Pande, M.D.

/s/ Robert Susman	Director	May 29, 2025
Robert Susman