Form 10-Q
period 2025-06-30
Immunovant, Inc.
filed 2025-08-11
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 4, 2025, there were 174,316,841 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$598,912	$713,971
Accounts receivable	1,936	2,084
Prepaid expenses and other current assets	50,915	51,705
Total current assets	651,763	767,760
Property and equipment, net	737	844
Other assets	8,940	7,618
Total assets	$661,440	$776,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,843	$17,656
Accrued expenses and other current liabilities	45,057	51,119
Total current liabilities	52,900	68,775
Total liabilities	52,900	68,775
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at June 30, 2025 and March 31, 2025	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2025 and March 31, 2025	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 171,069,176 shares issued and outstanding at June 30, 2025 and 500,000,000 shares authorized, 170,111,593 shares issued and outstanding at March 31, 2025	16	16
Additional paid-in capital	1,966,923	1,945,495
Accumulated other comprehensive income	1,737	1,459
Accumulated deficit	(1,360,136)	(1,239,523)
Total stockholders’ equity	608,540	707,447
Total liabilities and stockholders’ equity	$661,440	$776,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2025	2024
Operating expenses:
Research and development	$101,200	$75,473
General and administrative	26,024	18,808
Total operating expenses	127,224	94,281
Interest income, net	(6,337)	(7,180)
Other income, net	(1,187)	(28)
Loss before provision for income taxes	(119,700)	(87,073)
Provision for income taxes	913	77
Net loss	$(120,613)	$(87,150)
Net loss per common share – basic and diluted	$(0.71)	$(0.60)
Weighted-average common shares outstanding – basic and diluted	170,872,994	146,085,729

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2025	2024
Net loss	$(120,613)	$(87,150)
Other comprehensive income (loss):
Foreign currency translation adjustments	278	(88)
Total other comprehensive income (loss)	278	(88)
Comprehensive loss	$(120,335)	$(87,238)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	10,000	$—	170,111,593	$16	$1,945,495	$1,459	$(1,239,523)	$707,447
Stock options exercised and restricted stock units vested and settled	—	—	957,583	—	2,918	—	—	2,918
Capital contribution – stock-based compensation	—	—	—	—	115	—	—	115
Stock-based compensation	—	—	—	—	18,395	—	—	18,395
Foreign currency translation adjustments	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	(120,613)	(120,613)
Balance at June 30, 2025	10,000	$—	171,069,176	$16	$1,966,923	$1,737	$(1,360,136)	$608,540

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Stock options exercised and restricted stock units vested and settled	—	—	612,674	—	686	—	—	686
Capital contribution – stock-based compensation	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	13,443	—	—	13,443
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(87,150)	(87,150)
Balance at June 30, 2024	10,000	$—	146,195,673	$14	$1,455,659	$1,820	$(912,833)	$544,660

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities
Net loss	$(120,613)	$(87,150)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	18,510	13,455
Depreciation on property and equipment	107	80
Non-cash lease expense	24	66
Changes in operating assets and liabilities:
Accounts receivable	129	2,927
Prepaid expenses and other current assets	498	(1,849)
Other assets	(1,361)	—
Accounts payable	(9,401)	3,879
Accrued expenses and other current liabilities	(5,304)	(7,607)
Net cash used in operating activities	(117,411)	(76,199)
Cash flows from investing activities
Purchase of property and equipment	—	(182)
Net cash used in investing activities	—	(182)
Cash flows from financing activities
Proceeds from stock options exercised	2,918	686
Net cash provided by financing activities	2,918	686
Effect of exchange rate changes on cash and cash equivalents	(566)	335
Net change in cash and cash equivalents	(115,059)	(75,360)
Cash and cash equivalents – beginning of period	713,971	635,365
Cash and cash equivalents – end of period	$598,912	$560,005

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2025, the Company’s cash and cash equivalents totaled $598.9 million and its accumulated deficit was $1,360.1 million.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings, potential collaboration, license or development agreements or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates.

Note 2 — Summary of Significant Accounting Policies

[A] Basis of Presentation

The Company’s fiscal year ends on March 31, and its first three fiscal quarters end on June 30, September 30, and December 31, respectively. The accompanying condensed consolidated financial statements are unaudited. The unaudited condensed consolidated financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and follow the requirements of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, they do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements. The unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. The Company has no unconsolidated subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in the consolidated financial statements of the prior year have been reclassified to conform to current year unaudited condensed presentation. Any reference in these notes to applicable guidance is meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”).

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended June 30, 2025 are not necessarily indicative of those expected for the year ending March 31, 2026 or for any future period. The condensed consolidated balance sheet as of March 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2025.

[B] Use of Estimates

The preparation of unaudited condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, stock-based compensation, litigation accruals, clinical trial accruals, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of June 30, 2025 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of June 30, 2025, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At June 30, 2025 and March 31, 2025, cash and cash equivalents included $574.5 million and $687.6 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time as the Company has sufficient exercise history. In the prior fiscal year, the expected share price volatility for the Company’s common stock was estimated using a weighted blend of the Company’s historical price volatility and the average historical price volatility for comparable publicly traded peer companies. Beginning on April 1, 2025, the Company determined that its common stock had sufficient trading activity to solely utilize the Company’s historical price volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

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

The following potentially dilutive securities, presented based on amounts outstanding at period end, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2025	2024
Preferred stock as converted	10,000	10,000
Stock options	14,776,873	14,031,041
Restricted stock units	4,723,316	4,016,235
Total	19,510,189	18,057,276

[I] Segment Information

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

[J] Recently Issued Accounting Pronouncements Not Yet Adopted

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of June 30, 2025) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reduction, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (1) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (2) the other party’s insolvency or bankruptcy, or (3) certain force majeure events. As of June 30, 2025, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.1 million.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2025	March 31, 2025
Research and development expenses	$35,444	$32,622
Accrued bonuses	4,909	15,618
Legal and other professional fees	794	789
Employee severance	1,072	263
Due to Roivant Sciences Ltd.	862	273
Other expenses	1,976	1,554
Total accrued expenses and other current liabilities	$45,057	$51,119
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

For the three months ended June 30, 2025 and 2024, the Company incurred $0.8 million and $0.1 million, respectively, under the Services Agreements, which are included in the accompanying unaudited condensed consolidated statements of operations.

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

Note 6 — Income Taxes

The Company’s effective tax rates were (0.76)% and (0.09)% for the three months ended June 30, 2025 and 2024, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which includes a broad range of tax reform provisions. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of June 30, 2025, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of June 30, 2025, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of June 30, 2025.

Common Stock

As of June 30, 2025, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 171,069,176 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	June 30, 2025	March 31, 2025
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	14,783,964	12,963,834
Restricted stock units outstanding	5,507,546	4,043,674
Equity awards available for future grants	8,589,913	6,027,035
Total	28,891,423	23,044,543

The reserved shares underlying stock options above include 7,091 stock options that were exercised but were not settled as of June 30, 2025. The reserved shares underlying restricted stock units above include 784,230 restricted stock units that vested but were not settled as of June 30, 2025. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of June 30, 2025. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors on or prior to March 31 of such year. On April 1, 2025, 6,804,463 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of June 30, 2025, options to purchase 12,173,100 shares of common stock and 4,723,316 restricted stock units (“RSUs”) were outstanding under the 2019 Plan and 8,589,913 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of June 30, 2025, options to purchase 2,603,773 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of June 30, 2025, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2025	12,963,834	$12.00	6.25	$88,960
Granted	2,838,551	$15.28
Exercised	(433,635)	$6.97
Forfeited	(584,983)	$16.40
Expired	(6,894)	$24.88
Balance - June 30, 2025	14,776,873	$12.62	5.43	$73,814
Exercisable - June 30, 2025	9,619,053	$9.97	4.22	$65,233

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended June 30,
	2025	2024
Risk-free interest rate	3.97%	4.38%
Expected term, in years	6.06	6.11
Expected volatility	78.52%	83.22%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards

A summary of RSUs activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2025	3,239,901	$21.70
Issued	2,462,153	$15.23
Vested	(511,496)	$21.80
Forfeited	(467,242)	$17.66
Nonvested as of June 30, 2025	4,723,316	$18.71

Stock-based Compensation Expense

For the three months ended June 30, 2025 and 2024, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Research and development expenses	$7,865	$7,185
General and administrative expenses	10,530	6,258
Total stock-based compensation	$18,395	$13,443

As of June 30, 2025, total unrecognized compensation expense related to nonvested stock options and RSUs was $61.3 million and $79.6 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.79 years and 2.92 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to RSL RSUs issued by RSL to employees of the Company, stock-based compensation expense was $0.1 million for the three months ended June 30, 2025 and was de minimis for the three months ended June 30, 2024. These RSUs are vesting over a period of four years. As of June 30, 2025, the amount of unrecognized compensation expense related to unvested RSL RSUs was $1.7 million.

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

The Company’s significant segment expenses are as follows (in thousands):

	Three months ended June 30,
	2025	2024
Therapeutic area-specific research and development:
Endocrine diseases	$19,329	$15,913
Neurological diseases	20,937	18,479
Rheumatology diseases	8,209	—
Dermatology diseases	5,145	—
Other clinical and nonclinical	2,392	6,401
Other unallocated research and development	10,685	10,160
Personnel-related research and development (1)	34,503	24,520
Personnel-related general and administrative (2)	17,832	10,696
Other general and administrative (3)	8,192	8,112
Interest income, net	(6,337)	(7,180)
Other segment items (4)	(274)	49
Net loss	$120,613	$87,150
___________
(1)Includes stock-based compensation expense of $7,865 and $7,185 for the three months ended June 30, 2025 and 2024, respectively.
(2)Includes stock-based compensation expense of $10,645 and $6,270 for the three months ended June 30, 2025 and 2024, respectively.
(3)Other general and administrative expenses primarily include legal and other professional fees, information technology costs and market research costs.
(4)Other segment items include other expense (income), net and provision (benefit) for income taxes.

Note 10 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of June 30, 2025, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

Commitments

During the year ended March 31, 2022, ISG entered into the PSA with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of June 30, 2025, in connection with this agreement, the Company has a remaining minimum obligation to Samsung of approximately $43.1 million, of which $5.0 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2028, 2029 and 2030, respectively.

As of June 30, 2025, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of geopolitical tensions, changes in inflation and interest rates, changes in international trade policies and tariffs and any resulting economic slowdown or recession on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on the Company’s clinical trial plans and timelines, such as the enrollment, activation of additional clinical trial sites, and the results of the Company’s clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and (2) audited consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2025, included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2025. Unless the context requires otherwise, references in this Quarterly Report to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly owned subsidiaries.

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A. of our Annual Report and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

In the Phase 1 clinical trial, across all evaluated doses, IMVT-1402 demonstrated no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels, which are off-target effects observed in some anti-FcRn antibodies, including batoclimab. We are pursuing the rapid development of IMVT-1402 because of its best-in-class potential, with the 600 mg dose expected to reach approximately 80% IgG reduction. We believe IMVT-1402’s profile has the potential to offer best-in-class efficacy, in addition to its potentially favorable safety profile and convenient administration with a simple self-administered auto-injector expected at launch. As previously disclosed, we will make a final decision about the future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time in consultation with our partner HanAll Biopharma Co., Ltd., (“HanAll”). Data and insights from batoclimab, including our operational trial experience, relationships with investigators and prior results, are being leveraged to inform and potentially accelerate our development programs for IMVT-1402.

We are currently progressing a broad set of programs for IMVT-1402. Over the last year, we announced the clearance of six investigational new drug (“IND”) applications to support clinical trials to evaluate IMVT-1402. We have now initiated studies in all of these six indications, including potentially registrational trials in GD, difficult-to-treat rheumatoid arthritis (“D2T RA”), MG, CIDP and Sjögren’s disease (“SjD”), and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). Our primary focus is to execute these six indications first, with plans to assess new indications in the future. All studies evaluating IMVT-1402 are being conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized for multiple approved products.

IMVT-1402 and batoclimab are fully human monoclonal antibodies that target FcRn. These antibodies are the result of a multi-step, multi-year research program conducted in collaboration with HanAll to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that has been shown to deliver better efficacy at the high dose and similar efficacy at the low dose compared to standard FcRn inhibition by competitors.

Recent Developments in Our Clinical Programs

Endocrine Diseases

IMVT-1402 Potentially Registrational Trials in GD

We initiated two potentially registrational trials (NCT06727604 and NCT07018323) evaluating IMVT-1402 in adults with GD in December 2024 and June 2025, respectively. We expect to report top-line results from these trials in 2027.

Batoclimab Phase 2 Proof-of-Concept Trial in GD

This proof-of-concept Phase 2 clinical trial (NCT05907668) of batoclimab for the treatment of uncontrolled GD is ongoing, with additional data expected to be presented at the American Thyroid Association (ATA) Annual Meeting in September 2025, including remission data from the 24-week post-treatment follow-up period.

Batoclimab Phase 3 Clinical Program in TED

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for active moderate-to-severe TED. We plan to report top-line results from this clinical trial in the second half of calendar year 2025.

Neurological Diseases

We are leveraging the data and learnings from the batoclimab MG and CIDP studies, including our operational trial experience, relationships with investigators and prior results, to inform and accelerate our programs with IMVT-1402.

IMVT-1402 Potentially Registrational Trial in MG

We initiated a potentially registrational trial (NCT07039916) evaluating IMVT-1402 in adults with MG in March 2025. This trial is a randomized, placebo-controlled, 26-week trial. We expect to report top-line results from this trial in 2027.

IMVT-1402 Potentially Registrational Trial in CIDP

We initiated a potentially registrational trial (NCT07032662) evaluating IMVT-1402 in adults with CIDP in March 2025. This trial is a randomized, placebo-controlled, 24-week trial in CIDP patients. We expect to report top-line results from this trial in 2028.

Rheumatology Diseases

IMVT-1402 Potentially Registrational Trial in D2T RA

We initiated a potentially registrational trial (NCT06754462) evaluating IMVT-1402 in ACPA-positive D2T RA in December 2024. We expect to report initial results from the period 1 open label portion of this trial in 2026.

IMVT-1402 Potentially Registrational Trial in SjD

We initiated a potentially registrational trial (NCT06979531) evaluating IMVT-1402 in SjD in June 2025. We expect to report top-line results from this trial in 2028.

Dermatology Diseases

IMVT-1402 Proof-of-Concept Trial in CLE

We initiated a proof-of-concept trial (NCT6980805) evaluating IMVT-1402 in CLE in February 2025. We expect to report top-line results from this trial in 2026.

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

Product Service Agreement and Master Services Agreement

For a description of our transactions under the Product Service Agreement and Master Services Agreement with Samsung Biologics Co., Ltd. (“Samsung”), refer to “Note 3 – Material Agreements” and “Note 10 – Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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
•costs allocated to us under our services agreements with Roivant Sciences Inc. (“RSI”) and Roivant Sciences GmbH (“RSG”) (the “Services Agreements”); and
•other expenses, which include the cost of consultants and information technology related to our research and development but are not allocated to a specific therapeutic area.

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses with respect to our IMVT-1402 development activities, our Phase 1 clinical trial of IMVT-1402 in New Zealand remains open and we initiated potentially registrational trials for IMVT-1402 in GD, D2T RA, MG, CIDP and SjD, and a proof-of-concept trial in CLE. We also expect to incur research and development expenses related to our ongoing Phase 3 clinical program to evaluate batoclimab for the treatment of TED and a proof-of-concept Phase 2 clinical trial of batoclimab as a treatment for GD. We expect to continue to incur research and development expenses over the next several years as we execute IMVT-1402 trials, manufacture IMVT-1402, and prepare to seek regulatory approval. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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

We anticipate that our general and administrative expenses will continue to support our ongoing research and development activities. These expenses will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of patents and patent applications claiming our product candidates and fees to outside consultants for professional services. In addition, if either IMVT-1402 or batoclimab obtains regulatory approval, we expect that we would incur significant additional expenses associated with market research activities and building commercial teams.

Results of Operations for the Three Months Ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024	Change
Operating expenses:
Research and development	$101,200	$75,473	$25,727
General and administrative	26,024	18,808	7,216
Total operating expenses	127,224	94,281	32,943
Interest income, net	(6,337)	(7,180)	843
Other income, net	(1,187)	(28)	(1,159)
Loss before provision for income taxes	(119,700)	(87,073)	(32,627)
Provision for income taxes	913	77	836
Net loss	$(120,613)	$(87,150)	$(33,463)

Research and Development Expenses for the Three Months Ended June 30, 2025 and 2024

The following table summarizes the period-over-period changes in research and development expenses for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Change
	2025	2024*	$
Therapeutic area-specific costs:
Endocrine diseases	$19,329	$15,913	$3,416
Neurological diseases	20,937	18,479	2,458
Rheumatology diseases	8,209	—	8,209
Dermatology diseases	5,145	—	5,145
Other clinical and nonclinical	2,392	6,401	(4,009)
Total therapeutic area-specific costs	56,012	40,793	15,219
Unallocated costs:
Personnel-related expenses including stock-based compensation	34,503	24,520	9,983
Other	10,685	10,160	525
Total research and development expenses	$101,200	$75,473	$25,727
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the three months ended June 30, 2025, research and development expenses increased $25.7 million as compared with the prior-year period.

For the three months ended June 30, 2025, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $15.2 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $3.4 million. This increase was primarily due to the initiation of our potentially registrational trials of IMVT-1402 in endocrine diseases, partially offset by lower overall clinical trial costs related to our batoclimab Phase 3 clinical program. Research and development costs related to neurological diseases, which include MG and CIDP, increased $2.5 million. This increase was primarily due to the initiation of our potentially registrational trials of IMVT-1402 in neurological diseases, partially offset by lower overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials. Research and development costs related to rheumatology diseases of $8.2 million in the current-year period reflect expenses incurred with the initiation of our potentially registrational trials of IMVT-1402 in RA and SjD. Research and development costs related to dermatology diseases of $5.1 million in the current-year period reflect the initiation of our proof-of-concept trial in CLE. Research and development costs related to other clinical and nonclinical activities decreased $4.0 million, primarily reflecting the transition of IMVT-1402 clinical activities targeting specific therapeutic areas.

For the three months ended June 30, 2025, unallocated research and development costs increased $10.5 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $10.0 million, driven by higher headcount hired to conduct a higher number of clinical trials.

General and Administrative Expenses for the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, general and administrative expenses increased $7.2 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, driven by a one-time stock-based compensation charge related to the retirement of our former chief executive officer.

Interest Income, net for the Three Months Ended June 30, 2025 and 2024

For the three months ended June 30, 2025, interest income decreased $0.8 million as compared with the prior-year period, primarily reflecting lower average interest rates, partially offset by higher average money market fund balances.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $598.9 million and $714.0 million as of June 30, 2025 and March 31, 2025, respectively. For the three months ended June 30, 2025 and 2024, we had net losses of $120.6 million and $87.2 million, respectively. We expect to continue to incur significant expenses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1402, batoclimab or any future product candidate.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,
	2025	2024
Net cash used in operating activities	$(117,411)	$(76,199)
Net cash used in investing activities	—	(182)
Net cash provided by financing activities	2,918	686

Operating Activities

For the three months ended June 30, 2025, $117.4 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $120.6 million and a net change in operating assets and liabilities of $15.4 million, partially offset by non-cash charges of $18.6 million. The non-cash charges consisted mainly of stock-based compensation of $18.5 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected a decrease in accounts payable of $9.4 million, primarily related to payments to CROs for clinical trial costs. Accrued expenses and other current liabilities decreased $5.3 million, primarily reflecting payments related to employee incentive compensation, partially offset by the timing of payments and services related to our ongoing clinical trials.

For the three months ended June 30, 2024, $76.2 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $87.2 million and a net change in operating assets and liabilities of $2.6 million, partially offset by non-cash charges of $13.6 million. The non-cash charges consisted mainly of stock-based compensation of $13.5 million, reflecting the higher headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected a decrease in accrued expenses and other current liabilities of $7.6 million, primarily reflecting payments related to employee incentive compensation, partially offset by the timing of payments to CROs and services related to our ongoing clinical trials. In addition, prepaid expenses and other current assets increased $1.8 million, driven primarily by the timing of payments and services performed related to our ongoing and planned clinical trials. These changes were partially offset by an increase in accounts payable of $3.9 million, primarily related to contract manufacturing costs, and a decrease in accounts receivable of $2.9 million, reflecting the collection of amounts owed to us under research and development cost-sharing arrangements with a third party.

Investing Activities

For the three months ended June 30, 2024, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the three months ended June 30, 2025 and 2024, cash provided by financing activities consisted of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of June 30, 2025 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Product Service Agreement

During the year ended March 31, 2022, we entered into an agreement with Samsung to manufacture a certain quantity of batoclimab drug substance for, among other things, commercial sale, if approved. As of June 30, 2025, in connection with this agreement, we have a remaining minimum obligation to Samsung of approximately $43.1 million, of which $5.0 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2028, 2029 and 2030, respectively. See “Note 3 - Material Agreements” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for additional details.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of June 30, 2025, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of June 30, 2025) upon the achievement of certain regulatory and sales milestone events.

Outlook

We currently expect that our existing cash and cash equivalents as of June 30, 2025 of $598.9 million will be sufficient to fund our operating expenses and capital expenditure requirements for announced indications to date through our GD readout expected in 2027.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2025, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2025 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2025, we had cash and cash equivalents of $598.9 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of June 30, 2025.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

For a description of our legal proceedings, refer to “Note 10 – Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item I of this Quarterly Report.

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report filed with the SEC on May 29, 2025, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We cannot assure you that any of the events discussed in these risk factors will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment. During the quarter ended June 30, 2025, our risk factors have not changed materially from those described in our Annual Report, except for the risk factors noted below.

Risks Related to Our Business, Financial Position and Capital Requirements

We rely on the HanAll Agreement to provide us rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development and commercialization of IMVT-1402 and batoclimab.

We have licensed our core intellectual property relating to IMVT-1402 and batoclimab from HanAll under the HanAll Agreement. The HanAll Agreement imposes a variety of obligations on us, including those relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we materially breach any of our obligations under the HanAll Agreement and are unable to cure that breach within the time frame specified under the HanAll Agreement, we may be required to pay damages to HanAll and they may have the right to terminate the HanAll Agreement, which would result in us being unable to develop or manufacture our products.

Biotechnology and pharmaceutical license agreements are complex and certain provisions in the HanAll Agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation or disagreement that may arise could affect the scope of our rights to our product candidates or affect financial or other obligations under the HanAll Agreement, either of which could harm our business, financial condition, results of operations and prospects.

We expect to report topline data from our Phase 3 trials of batoclimab in thyroid eye disease in the second half of calendar year 2025. As previously disclosed, we will make a final decision about the future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time in consultation with our partner HanAll. HanAll has a variety of interests in the licensed products including under the HanAll Agreement and outside of our licensed territories, and may as a result of those interests disagree with, or initiate a dispute with respect to, our development or commercialization plans for batoclimab. While the HanAll Agreement gives us final control over development and regulatory decisions relating to batoclimab in our licensed territories, to the extent HanAll disagrees with our future plans for batoclimab, they could initiate a dispute for alleged breach of the HanAll Agreement and the dispute may result in arbitration or litigation. While HanAll can assert breach at any time, we do not believe there is any basis for such a claim, and we would vigorously contest such a claim if made. Any potential dispute with HanAll could be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that materially impact our business.

Risks Related to Our Intellectual Property

If we fail to comply with our obligations under any license, collaboration or other agreements, including the HanAll Agreement, we may be required to pay damages and could lose intellectual property rights that are necessary for developing and protecting our product candidates.

We have licensed certain intellectual property rights, including certain intellectual property rights covering IMVT-1402 and batoclimab from HanAll. We depend, and will continue to depend, on the HanAll Agreement for the rights to develop, manufacture and commercialize our product candidates. If, for any reason, the rights granted to us under the HanAll Agreement are terminated or we otherwise lose those rights, it would adversely affect our business. The HanAll Agreement also imposes, and any future collaboration agreements or license agreements we enter into are likely to impose, various development, commercialization, funding, milestone payment, royalty, diligence, sublicensing, insurance, patent prosecution and enforcement or other obligations on us.

If we materially breach any of those obligations, or use the intellectual property licensed to us in an unauthorized manner, we may be required to pay damages and HanAll, as the licensor, may have the right to terminate the HanAll Agreement, which could result in us being unable to develop, manufacture and sell products that are covered by the HanAll Agreement or having to negotiate new or reinstated licenses on less favorable terms or enable a competitor to gain access to the licensed technology.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2025, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†	Employment Agreement with Tiago Girao, dated as of April 21, 2025.	10-K	001-38906	10.19	May 29, 2025
10.2†*	Separation Agreement and General Release with Renee Barnett, dated as of May 9, 2025.
10.3†	Separation Agreement and General Release with Peter Salzmann, dated as of May 30, 2025.	10-K	001-38906	10.25	May 29, 2025
10.4†*	Employment Agreement with Eric Venker, dated as of July 28, 2025.
10.5†*	Form of Capped Value Appreciation Right Award Grant Notice and Award Agreement under 2019 Equity Incentive Plan of Immunovant, Inc.
10.6†	Roivant Sciences Ltd. 2021 Equity Incentive Plan	S-8	333-260173	99.1	October 8, 2021
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

Immunovant, Inc.

Date: August 11, 2025	By:	/s/ Eric Venker, M.D., Pharm.D.
Eric Venker, M.D., Pharm.D.
Chief Executive Officer

	By:	/s/ Tiago Girao
Tiago Girao
Chief Financial Officer