Form 10-Q
period 2025-09-30
Immunovant, Inc.
filed 2025-11-10
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2025, there were 175,276,526 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2025

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$521,870	$713,971
Accounts receivable	1,970	2,084
Prepaid expenses and other current assets	49,706	51,705
Total current assets	573,546	767,760
Property and equipment, net	632	844
Other assets	8,781	7,618
Total assets	$582,959	$776,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,916	$17,656
Accrued expenses and other current liabilities	56,338	51,119
Total current liabilities	63,254	68,775
Total liabilities	63,254	68,775
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at September 30, 2025 and March 31, 2025	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2025 and March 31, 2025	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 174,532,710 shares issued and outstanding at September 30, 2025 and 500,000,000 shares authorized, 170,111,593 shares issued and outstanding at March 31, 2025	17	16
Additional paid-in capital	2,004,876	1,945,495
Accumulated other comprehensive income	1,450	1,459
Accumulated deficit	(1,486,638)	(1,239,523)
Total stockholders’ equity	519,705	707,447
Total liabilities and stockholders’ equity	$582,959	$776,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Operating expenses:
Research and development	$114,249	$97,272	$215,449	$172,745
General and administrative	17,513	18,471	43,537	37,279
Total operating expenses	131,762	115,743	258,986	210,024
Interest income, net	(5,604)	(6,073)	(11,941)	(13,254)
Other income, net	(250)	(629)	(1,437)	(657)
Loss before provision for income taxes	(125,908)	(109,041)	(245,608)	(196,113)
Provision for income taxes	594	78	1,507	156
Net loss	$(126,502)	$(109,119)	$(247,115)	$(196,269)
Net loss per common share – basic and diluted	$(0.73)	$(0.74)	$(1.43)	$(1.34)
Weighted-average common shares outstanding – basic and diluted	173,643,829	146,468,991	172,295,320	146,313,696

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(126,502)	$(109,119)	$(247,115)	$(196,269)
Other comprehensive income (loss):
Foreign currency translation adjustments	(287)	90	(9)	2
Total other comprehensive income (loss)	(287)	90	(9)	2
Comprehensive loss	$(126,789)	$(109,029)	$(247,124)	$(196,267)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	10,000	$—	170,111,593	$16	$1,945,495	$1,459	$(1,239,523)	$707,447
Stock options exercised and restricted stock units vested and settled	—	—	957,583	—	2,918	—	—	2,918
Capital contribution – stock-based compensation	—	—	—	—	115	—	—	115
Stock-based compensation	—	—	—	—	18,395	—	—	18,395
Foreign currency translation adjustments	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	(120,613)	(120,613)
Balance at June 30, 2025	10,000	$—	171,069,176	$16	$1,966,923	$1,737	$(1,360,136)	$608,540
Stock options exercised and restricted stock units vested and settled	—	—	3,463,534	1	24,595	—	—	24,596
Capital contribution – stock-based compensation	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	13,186	—	—	13,186
Foreign currency translation adjustments	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(126,502)	(126,502)
Balance at September 30, 2025	10,000	$—	174,532,710	$17	$2,004,876	$1,450	$(1,486,638)	$519,705

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Stock options exercised and restricted stock units vested and settled	—	—	612,674	—	686	—	—	686
Capital contribution – stock-based compensation	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	13,443	—	—	13,443
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(87,150)	(87,150)
Balance at June 30, 2024	10,000	$—	146,195,673	$14	$1,455,659	$1,820	$(912,833)	$544,660
Stock options exercised and restricted stock units vested and settled	—	—	369,376	—	730	—	—	730
Capital contribution – stock-based compensation	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	12,685	—	—	12,685
Foreign currency translation adjustments	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	(109,119)	(109,119)
Balance at September 30, 2024	10,000	$—	146,565,049	$14	$1,469,082	$1,910	$(1,021,952)	$449,053

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities
Net loss	$(247,115)	$(196,269)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	31,868	26,148
Depreciation on property and equipment	212	169
Non-cash lease expense	48	88
Changes in operating assets and liabilities:
Accounts receivable	104	3,344
Prepaid expenses and other current assets	1,662	(6,541)
Other assets	(1,194)	(8,071)
Accounts payable	(10,466)	13,248
Accrued expenses and other current liabilities	4,955	3,038
Net cash used in operating activities	(219,926)	(164,846)
Cash flows from investing activities
Purchase of property and equipment	—	(378)
Net cash used in investing activities	—	(378)
Cash flows from financing activities
Proceeds from stock options exercised	27,513	1,416
Net cash provided by financing activities	27,513	1,416
Effect of exchange rate changes on cash and cash equivalents	312	1,384
Net change in cash and cash equivalents	(192,101)	(162,424)
Cash and cash equivalents – beginning of period	713,971	635,365
Cash and cash equivalents – end of period	$521,870	$472,941
Supplemental disclosure of cash paid:
Income taxes	$801	$301

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2025, the Company’s cash and cash equivalents totaled $521.9 million and its accumulated deficit was $1,486.6 million.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended September 30, 2025 are not necessarily indicative of those expected for the year ending March 31, 2026 or for any future period. The condensed consolidated balance sheet as of March 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2025.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of September 30, 2025 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of September 30, 2025, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At September 30, 2025 and March 31, 2025, cash and cash equivalents included $500.4 million and $687.6 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

[F] Research and Development Expenses

Research and development costs with no alternative future use are expensed as incurred. Research and development expenses primarily consist of employee-related costs and expenses from third parties who conduct research and development activities (including manufacturing) on behalf of the Company. The Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by CROs. In making these estimates, the Company considers various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment. The Company accrues costs for non-clinical studies and contract manufacturing activities over the service periods specified in the contracts and adjusts these accruals as necessary based upon an ongoing review of the level of effort and costs actually incurred. The estimate of the work completed is developed through discussions with internal personnel and external services providers as to the progress toward completion of the services and the agreed-upon fee to be paid for such services. As actual costs become known, the accrued estimates are adjusted. Such estimates are not expected to be materially different from amounts actually incurred.

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

[G] Stock-based Compensation

Stock-based awards to employees and directors, including stock options, restricted stock units (“RSUs”), performance restricted stock units (“PSUs”) and capped value appreciation rights (“CVARs”), are valued at fair value on the date of grant and that fair value is recognized as stock-based compensation expense over the requisite service period. For awards with only service conditions, the grant-date fair value of the stock-based awards with graded vesting is recognized on a straight-line basis over the requisite service period, which is generally the vesting period of the respective awards. If awards with graded vesting contain performance or market conditions, then the Company records share-based compensation expense using the accelerated attribution method. The estimated fair value of awards that contain performance conditions is expensed when the Company concludes that it is probable that the performance conditions will be achieved.

The Company values its stock options that only have service vesting requirements using the Black-Scholes option pricing model. Stock-based compensation related to RSUs and PSUs without market conditions is based on the fair value of the Company’s common stock on the date of grant. For CVARs with market conditions, the Company determines the fair value of the awards on the date of grant using a Monte Carlo simulation model. When determining the grant-date fair value of stock-based awards, management further considers whether an adjustment is required to the observable market price or volatility of the Company’s common stock that is used in the valuation as a result of material non-public information, if that information is expected to result in a material increase in share price.

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model and the Monte Carlo simulation model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time as the Company has sufficient exercise history. In the prior fiscal year, the expected share price volatility for the Company’s common stock was estimated using a weighted blend of the Company’s historical price volatility and the average historical price volatility for comparable publicly traded peer companies. Beginning on April 1, 2025, the Company determined that its common stock had sufficient trading activity to solely utilize the Company’s historical price volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

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

The following potentially dilutive securities, presented based on amounts outstanding at period end, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended September 30,
	2025	2024
Preferred stock as converted	10,000	10,000
Stock options	12,892,136	13,596,262
Restricted stock units	4,309,560	3,650,581
Total	17,211,696	17,256,843

[I] Segment Information

Operating segments are defined as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company operates in a single operating segment and has one reportable segment, which includes all activities related to the research, development and manufacturing of its product candidates. The accounting policies of the segment are the same as those described in the summary of significant accounting policies. See Note 9 – Segment Information for additional details.

[J] Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information on the effective rate reconciliation as well as information on income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 for public entities, with early adoption permitted, and will be applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2026. The amendments are to be applied prospectively, with the option to apply them retrospectively. The Company expects adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2023-09.

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

Note 3 — License Agreement

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of September 30, 2025) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2025	March 31, 2025
Research and development expenses	$42,651	$32,622
Accrued bonuses	9,523	15,618
Legal and other professional fees	857	789
Employee severance	958	263
Due to Roivant Sciences Ltd.	671	273
Other expenses	1,678	1,554
Total accrued expenses and other current liabilities	$56,338	$51,119
Note 5 — Related Party Transactions

RSL and RSG Services Agreements

In August 2018, the Company entered into amended and restated services agreements (each a “Services Agreement” and together the “Services Agreements”) with Roivant Sciences, Inc. (“RSI”) and RSG, under which RSI and RSG agreed to provide services related to development, administrative and financial activities to the Company. RSI assigned its Services Agreement to RSL effective April 1, 2025. Under each Services Agreement, the Company will pay or reimburse RSL or RSG, as applicable, for any expenses it, or third parties acting on its behalf, incurs for the Company. For any general and administrative and research and development activities performed under the Services Agreements, the service provider will charge the service recipient a fully loaded cost based upon employee costs plus a pre-determined mark-up, except where otherwise negotiated. Any external services cross charged through the Services Agreements will be invoiced at cost. The term of the Services Agreements will continue until terminated by the Company, RSL or RSG, as applicable, upon 90 days’ written notice.

For the three months ended September 30, 2025, expenses recorded by the Company under the Services Agreements were de minimis. For the six months ended September 30, 2025, the Company recorded $0.8 million under the Services Agreements, which are included in the accompanying unaudited condensed consolidated statements of operations. For the three and six months ended September 30, 2024, the Company recorded $0.3 million and $0.4 million, respectively under the Services Agreements.

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

Note 6 — Income Taxes

The Company’s effective tax rates were (0.47)% and (0.07)% for the three months ended September 30, 2025 and 2024, respectively, and (0.61)% and (0.08)% for the six months ended September 30, 2025 and 2024, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which includes a broad range of tax reform provisions. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The impact of the OBBBA on the Company’s accompanying condensed consolidated financial statements is not material.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of September 30, 2025, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of September 30, 2025, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, there were no issued and outstanding shares of preferred stock as of September 30, 2025.

Common Stock

As of September 30, 2025, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 174,532,710 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	September 30, 2025	March 31, 2025
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	12,910,132	12,963,834
Restricted stock units outstanding	5,130,074	4,043,674
Equity awards available for future grants	7,377,683	6,027,035
Total	25,427,889	23,044,543

The reserved shares underlying stock options above include 17,996 stock options that were exercised but were not settled as of September 30, 2025. The reserved shares underlying restricted stock units above include 820,514 restricted stock units that vested but were not settled as of September 30, 2025. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of September 30, 2025. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors on or prior to March 31 of such year. On April 1, 2025, 6,804,463 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of September 30, 2025, options to purchase 11,782,406 shares of common stock and 4,309,560 RSUs were outstanding under the 2019 Plan and 7,377,683 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of September 30, 2025, options to purchase 1,109,730 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of September 30, 2025, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2025	12,963,834	$12.00	6.25	$88,960
Granted	4,386,776	$15.79
Exercised	(3,630,680)	$7.62
Forfeited	(795,175)	$16.64
Expired	(32,619)	$22.10
Balance - September 30, 2025	12,892,136	$14.23	6.34	$48,091
Exercisable - September 30, 2025	6,745,560	$11.29	4.82	$40,856

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Risk-free interest rate	4.06%	3.85%	4.00%	4.34%
Expected term, in years	6.11	6.11	6.08	6.11
Expected volatility	77.42%	80.41%	78.13%	83.00%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of the RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant- Date Fair Value
Nonvested as of March 31, 2025	3,239,901	$21.70
Issued	2,610,075	$15.28
Vested	(825,174)	$20.66
Forfeited	(715,242)	$18.47
Nonvested as of September 30, 2025	4,309,560	$18.54

Performance Restricted Stock Units

During the three months ended September 30, 2025, the Company granted 820,000 PSUs, which were valued at $12.5 million on the date of grant. The vesting of these PSUs requires that certain performance conditions be achieved during the performance period. These PSUs were determined to be improbable of vesting and therefore no expense was recorded for the three and six months ended September 30, 2025.

Stock-based Compensation Expense

For the three and six months ended September 30, 2025 and 2024, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Research and development expenses	$7,706	$6,756	$15,571	$13,941
General and administrative expenses	5,480	5,929	16,010	12,187
Total stock-based compensation	$13,186	$12,685	$31,581	$26,128

As of September 30, 2025, total unrecognized compensation expense related to nonvested stock options and RSUs was $60.8 million and $61.4 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.86 years and 2.76 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to RSL RSUs issued by RSL to employees of the Company, stock-based compensation expense was $0.2 million and $0.3 million for the three and six months ended September 30, 2025, respectively. These RSUs are vesting over a period of four years. For the three and six months ended September 30, 2024, stock-based compensation expense recorded by the Company related to RSL RSUs was de minimis. As of September 30, 2025, the amount of unrecognized compensation expense related to unvested RSL RSUs was $1.6 million.

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

The Company’s significant segment expenses are as follows (in thousands):

	Three months ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Therapeutic area-specific research and development:
Endocrine diseases	$24,895	$14,887	$44,224	$30,800
Neurological diseases	23,087	29,614	44,024	48,093
Rheumatology diseases	13,611	9,045	21,820	9,045
Dermatology diseases	7,952	4,943	13,097	4,943
Other clinical and nonclinical	319	1,134	2,711	7,535
Other unallocated research and development	11,747	11,330	22,432	21,490
Personnel-related research and development (1)	32,638	26,319	67,141	50,839
Personnel-related general and administrative (2)	11,387	10,560	29,218	21,256
Other general and administrative (3)	6,126	7,911	14,319	16,023
Interest income, net	(5,604)	(6,073)	(11,941)	(13,254)
Other segment items (4)	344	(551)	70	(501)
Net loss	$126,502	$109,119	$247,115	$196,269
___________
(1)Includes stock-based compensation expense of $7,706 and $15,571 for the three and six months ended September 30, 2025, respectively, and $6,756 and $13,941 for the three and six months ended September 30, 2024, respectively.
(2)Includes stock-based compensation expense of $5,652 and $16,297 for the three and six months ended September 30, 2025, respectively, and $5,937 and $12,207 for the three and six months ended September 30, 2024, respectively.
(3)Other general and administrative expenses primarily include legal and other professional fees, information technology costs and market research costs.
(4)Other segment items include other income, net and provision for income taxes.

Note 10 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of September 30, 2025, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

Commitments

As of September 30, 2025, the Company has a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $1.0 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2028, 2029 and 2030, respectively.

As of September 30, 2025, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

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

We believe that FcRn inhibition has broad therapeutic and commercial potential to address pathogenic IgG-mediated autoimmune diseases in several therapeutic areas, including but not limited to, endocrinology, neurology, rheumatology and dermatology. Third-party estimates suggest over four million patients in the United States and Europe could benefit from anti-FcRn treatments across more than 20 indications currently being evaluated in clinical trials by multiple companies, with two indications that are already approved and launched quickly reaching billions of dollars in global annual sales.

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

In the Phase 1 clinical trial, across all evaluated doses, IMVT-1402 demonstrated no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels, which are off-target effects observed in some anti-FcRn antibodies, including batoclimab. We are pursuing the rapid development of IMVT-1402 because of its best-in-class potential, with the 600 mg dose expected to reach approximately 80% IgG reduction. We believe IMVT-1402’s profile has the potential to offer best-in-class efficacy, in addition to its potentially favorable safety profile and convenient administration with a simple self-administered auto-injector expected at launch. As previously disclosed, we will make a final decision about the further development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time in consultation with our partner HanAll Biopharma Co., Ltd. (“HanAll”). Data and insights from batoclimab, including our operational trial experience, relationships with investigators and prior results, have been and continue to be leveraged to inform and potentially accelerate our development programs for IMVT-1402.

We are currently progressing a broad set of programs for IMVT-1402 and have initiated and are currently enrolling studies in six indications, including potentially registrational trials in GD, difficult-to-treat rheumatoid arthritis (“D2T RA”), MG, CIDP and Sjögren’s disease (“SjD”), and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). Our primary focus is to execute these six indications first, with plans to assess new indications for IMVT-1402 in the future. All studies evaluating IMVT-1402 are being conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized for multiple approved products.

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

Batoclimab Phase 2 Proof-of-Concept Trial in GD

In September 2025, we announced and presented six-month off-treatment data generated from our proof-of-concept Phase 2 clinical trial (NCT05907668) of batoclimab for the treatment of uncontrolled GD at the American Thyroid Association Annual Meeting. The study included a 24-week treatment period with a dose step-down midway through the treatment period (Weeks 0-12 at 680 mg weekly (“QW”) subcutaneously (“SC”) and Weeks 13-24 at 340 mg QW SC), followed by a 24-week off-treatment follow-up period. The study enrolled participants with active Graves’ disease as documented by presence of elevated thyrotropin receptor autoantibodies (“TRAb”) and who were hyperthyroid despite current treatment with standard of care antithyroid drug (“ATD”) therapy. Response was measured by the primary endpoint of the study as the proportion of participants who at Week 24 achieved normalization of free triiodothyronine (“T3”) and free thyroxine (“T4”), or have T3/T4 below the lower limit of normal (“LLN”), without an increase in ATD dose from baseline.

A total of 25 subjects were enrolled in the treatment period and 21 subjects entered the 24-week off-treatment follow-up period and could be assessed for maintenance of response. At completion of the follow-up period at Week 48 (i.e., subjects off-treatment for 24 weeks), approximately 80% (17/21) of those subjects maintained T3/T4 values ≤ upper limit of normal (“ULN”), suggestive of strong durability of the response observed at Week 24 as evaluated at approximately six months off treatment at Week 48. Of these 17 subjects, approximately 50% (8/17) were ATD-free and an additional approximately 30% (5/17) were on ATD doses of 2.5 mg/day at six months off batoclimab treatment. Total IgG and TRAb levels declined through Week 24, consistent with previous observations, and while total IgG rebounded after treatment ended, pathogenic TRAb levels remained suppressed at Week 48. Safety and tolerability were observed to be consistent with prior batoclimab studies.

Batoclimab Phase 3 Clinical Program in Thyroid Eye Disease (“TED”)

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for active moderate-to-severe TED. We remain on track for the first of the two batoclimab Phase 3 TED studies to read out before the end of calendar year 2025. However, due to evolving competitive dynamics, we anticipate sharing top-line results from both TED studies concurrently in the first half of calendar year 2026.

Neurological Diseases

IMVT-1402 Potentially Registrational Trial in MG

We initiated a potentially registrational trial (NCT07039916) evaluating IMVT-1402 in adults with MG in March 2025. This trial is a randomized, placebo-controlled, 26-week trial. We expect to report top-line results from this trial in 2027.

IMVT-1402 Potentially Registrational Trial in CIDP

We initiated a potentially registrational trial (NCT07032662) evaluating IMVT-1402 in adults with CIDP in March 2025. This trial is a randomized, placebo-controlled, 24-week trial in participants with active CIDP. We expect to report top-line results from this trial in 2028.

Rheumatology Diseases

IMVT-1402 Potentially Registrational Trial in D2T RA

We initiated a potentially registrational trial (NCT06754462) evaluating IMVT-1402 in anti-citrullinated protein autoantibody (“ACPA”) positive D2T RA in December 2024. We expect to report initial results from the period 1 open label portion of this trial in 2026.

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

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

For a description of our transactions under the HanAll Agreement, refer to “Note 3 – License Agreement” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Related Party Transactions

For a description of our transactions under agreements with related parties, refer to “Note 5 – Related Party Transactions” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Financial Operations Overview

Revenue

We have not generated any revenue and have incurred significant operating losses since inception, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize IMVT-1402, batoclimab or any future product candidates. Our ability to generate revenue sufficient to achieve profitability will depend completely on the successful development and eventual commercialization of IMVT-1402 and any other product candidates.

Research and Development Expenses

We have been primarily engaged in preparing for and conducting clinical trials. Research and development expenses include therapeutic area-specific costs, as well as unallocated costs, and are net of costs reimbursable to the Company pursuant to cost-sharing arrangements with third parties.

Therapeutic area-specific costs include direct third-party costs, which include expenses incurred under agreements with contract research organizations and the cost of consultants who assist with the development of our product candidates with respect to a specific therapeutic area, investigator grants, sponsored research, and any other third-party expenses directly attributable to the development of the product candidates. Therapeutic area-specific costs also include contract manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies to the extent they can be allocated to a specific therapeutic area.

Unallocated costs include:

•personnel-related expenses for research and development personnel, which include employee-related expenses such as salaries, benefits and other staff-related costs;
•stock-based compensation expenses for research and development personnel;
•costs allocated to us under our services agreements with Roivant Sciences Ltd. (“RSL”) and Roivant Sciences GmbH (“RSG”) (the “Services Agreements”); and
•other expenses, which include the cost of consultants and information technology related to our research and development but are not allocated to a specific therapeutic area.

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses with respect to our IMVT-1402 development activities and we initiated potentially registrational trials for IMVT-1402 in GD, D2T RA, MG, CIDP and SjD, and a proof-of-concept trial in CLE. We expect to continue to incur research and development expenses over the next several years as we execute IMVT-1402 trials, manufacture IMVT-1402, complete our batoclimab trials and prepare to seek regulatory approval. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

The duration, costs and timing of clinical trials of IMVT-1402, any potential future batoclimab trials, and any future product candidates will depend on a variety of factors that include, but are not limited to:

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

We anticipate that our general and administrative expenses will continue to support our ongoing research and development activities. These expenses will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of patents and patent applications claiming our product candidates and fees to outside consultants for professional services. In addition, if IMVT-1402 or any other product candidate obtains regulatory approval, we expect that we would incur significant additional expenses associated with market research activities and building commercial teams.

Results of Operations for the Three Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$114,249	$97,272	$16,977
General and administrative	17,513	18,471	(958)
Total operating expenses	131,762	115,743	16,019
Interest income, net	(5,604)	(6,073)	469
Other income, net	(250)	(629)	379
Loss before provision for income taxes	(125,908)	(109,041)	(16,867)
Provision for income taxes	594	78	516
Net loss	$(126,502)	$(109,119)	$(17,383)

Research and Development Expenses for the Three Months Ended September 30, 2025 and 2024

The following table summarizes the period-over-period changes in research and development expenses for the three months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,
	2025	2024*	Change
Therapeutic area-specific costs:
Endocrine diseases	$24,895	$14,887	$10,008
Neurological diseases	23,087	29,614	(6,527)
Rheumatology diseases	13,611	9,045	4,566
Dermatology diseases	7,952	4,943	3,009
Other clinical and nonclinical	319	1,134	(815)
Total therapeutic area-specific costs	69,864	59,623	10,241
Unallocated costs:
Personnel-related expenses including stock-based compensation	32,638	26,319	6,319
Other	11,747	11,330	417
Total research and development expenses	$114,249	$97,272	$16,977
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the three months ended September 30, 2025, research and development expenses increased $17.0 million as compared with the prior-year period.

For the three months ended September 30, 2025, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $10.2 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $10.0 million. This increase was primarily due to the initiation of our potentially registrational trials of IMVT-1402 in endocrine diseases, partially offset by lower overall clinical trial costs related to our batoclimab clinical trials. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $6.5 million. This decrease was primarily due to lower overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials. Research and development costs related to rheumatology diseases, which include RA and SjD, increased $4.6 million, reflecting expenses incurred with the initiation of our potentially registrational trials of IMVT-1402. Research and development costs related to dermatology diseases increased $3.0 million, reflecting the initiation of our proof-of-concept trial in CLE. Research and development costs related to other clinical and nonclinical activities decreased $0.8 million, primarily reflecting the transition of IMVT-1402 clinical activities targeting specific therapeutic areas.

For the three months ended September 30, 2025, unallocated research and development costs increased $6.7 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $6.3 million, driven by higher headcount hired to conduct a higher number of clinical trials.

General and Administrative Expenses for the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, general and administrative expenses decreased $1.0 million as compared with the prior-year period, primarily reflecting the streamlining of administrative processes to drive effective cost management strategies.

Interest Income, net for the Three Months Ended September 30, 2025 and 2024

For the three months ended September 30, 2025, interest income decreased $0.5 million as compared with the prior-year period, primarily reflecting lower average interest rates, partially offset by higher average money market fund balances.

Results of Operations for the Six Months Ended September 30, 2025 and 2024

The following table sets forth our results of operations for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended September 30,
	2025	2024	Change
Operating expenses:
Research and development	$215,449	$172,745	$42,704
General and administrative	43,537	37,279	6,258
Total operating expenses	258,986	210,024	48,962
Interest income, net	(11,941)	(13,254)	1,313
Other income, net	(1,437)	(657)	(780)
Loss before provision for income taxes	(245,608)	(196,113)	(49,495)
Provision for income taxes	1,507	156	1,351
Net loss	$(247,115)	$(196,269)	$(50,846)
Research and Development Expenses for the Six Months Ended September 30, 2025 and 2024

The following table summarizes the period-over-period changes in research and development expenses for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended September 30,
	2025	2024*	Change
Therapeutic area-specific costs:
Endocrine diseases	$44,224	$30,800	$13,424
Neurological diseases	44,024	48,093	(4,069)
Rheumatology diseases	21,820	9,045	12,775
Dermatology diseases	13,097	4,943	8,154
Other clinical and nonclinical	2,711	7,535	(4,824)
Total therapeutic area-specific costs	125,876	100,416	25,460
Unallocated costs:
Personnel-related expenses including stock-based compensation	67,141	50,839	16,302
Other	22,432	21,490	942
Total research and development expenses	$215,449	$172,745	$42,704
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the six months ended September 30, 2025, research and development expenses increased $42.7 million as compared with the prior-year period.

For the six months ended September 30, 2025, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $25.5 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $13.4 million. This increase was primarily due to the initiation of our potentially registrational trials of IMVT-1402 in endocrine diseases, partially offset by lower overall clinical trial costs related to our batoclimab clinical trials. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $4.1 million, primarily due to lower overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials, partially offset by costs related to the initiation of our potentially registrational trials of IMVT-1402 in neurological diseases. Research and development costs related to rheumatology diseases, which include RA and SjD, increased $12.8 million, reflecting expenses incurred with the initiation of our potentially registrational trials of IMVT-1402. Research and development costs related to dermatology diseases increased $8.2 million, reflecting the initiation of our proof-of-concept trial in CLE. Research and development costs related to other clinical and nonclinical activities decreased $4.8 million, primarily reflecting the transition of IMVT-1402 clinical activities targeting specific therapeutic areas.

For the six months ended September 30, 2025, unallocated research and development costs increased $17.2 million as compared with the prior-year period. This increase reflected higher personnel-related expenses of $16.3 million, driven by higher headcount hired to conduct a higher number of clinical trials.

General and Administrative Expenses for the Six Months Ended September 30, 2025 and 2024

For the six months ended September 30, 2025, general and administrative expenses increased $6.3 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, driven by a one-time stock-based compensation charge related to the retirement of our former chief executive officer.

Interest Income for the Six Months Ended September 30, 2025 and 2024

For the six months ended September 30, 2025, interest income decreased $1.3 million as compared with the prior-year period, primarily reflecting lower average interest rates, partially offset by higher average money market fund balances.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $521.9 million and $714.0 million as of September 30, 2025 and March 31, 2025, respectively. For the three months ended September 30, 2025 and 2024, we had net losses of $126.5 million and $109.1 million, respectively, and for the six months ended September 30, 2025 and 2024, we had net losses of $247.1 million and $196.3 million, respectively. We expect to continue to incur significant expenses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1402, batoclimab or any future product candidate.

To date, we have financed our operations primarily from equity offerings. Until such time, if ever, as we can generate substantial product revenue from sales of IMVT-1402 or any other product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, disruptions resulting from geopolitical tensions, including the ongoing military conflict between Russia and Ukraine and in the Middle East, and changes in inflation, interest rates and international trade policies and tariffs.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2025 and 2024 (in thousands):

	Six Months Ended September 30,
	2025	2024
Net cash used in operating activities	$(219,926)	$(164,846)
Net cash used in investing activities	—	(378)
Net cash provided by financing activities	27,513	1,416

Operating Activities

For the six months ended September 30, 2025, $219.9 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $247.1 million and a net change in operating assets and liabilities of $4.9 million, partially offset by non-cash charges of $32.1 million. The non-cash charges consisted mainly of stock-based compensation of $31.9 million, reflecting the higher headcount and incentive equity awards as compared with the prior year, as well as a one-time stock-based compensation charge related to the retirement of our former chief executive officer. The change in operating assets and liabilities reflected a decrease in accounts payable of $10.5 million, primarily related to payments for clinical trial costs and contract manufacturing. These changes were partially offset by an increase in accrued expenses and other current liabilities of $5.0 million, primarily reflecting costs incurred for our ongoing clinical trials.

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

Investing Activities

For the three months ended September 30, 2024, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the six months ended September 30, 2025 and 2024, cash provided by financing activities consisted of proceeds from the exercise of stock options, primarily from our former executive officers.

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

Our short-term and long-term material cash requirements as of September 30, 2025 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Commitments

As of September 30, 2025, we have a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $1.0 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2028, 2029 and 2030, respectively.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of September 30, 2025, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of September 30, 2025) upon the achievement of certain regulatory and sales milestone events.

Outlook

We currently expect that our existing cash and cash equivalents as of September 30, 2025 of $521.9 million will be sufficient to fund our operating expenses and capital expenditure requirements for announced indications to date through our GD readout expected in 2027.

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
•increase manufacturing of IMVT-1402 drug substance and drug product to support clinical trials;
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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and six months ended September 30, 2025, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2025 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2025, we had cash and cash equivalents of $521.9 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of September 30, 2025.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report filed with the SEC on May 29, 2025, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We cannot assure you that any of the events discussed in these risk factors will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment. During the quarter ended September 30, 2025, our risk factors have not changed materially from those described in our Annual Report, except for the risk factors noted below.

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

We continue to expect the first of the two batoclimab Phase 3 TED studies to read out before the end of calendar year 2025. However, due to evolving competitive dynamics, we anticipate sharing top-line results from both TED studies concurrently in the first half of calendar year 2026. As previously disclosed, we will make a final decision about the future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time in consultation with our partner HanAll. HanAll has a variety of interests in the licensed products including under the HanAll Agreement and outside of our licensed territories, and may as a result of those interests disagree with, or initiate a dispute with respect to, our development or commercialization plans for batoclimab. While the HanAll Agreement gives us final control over development and regulatory decisions relating to batoclimab in our licensed territories, to the extent HanAll disagrees with our future plans for batoclimab, they could initiate a dispute for alleged breach of the HanAll Agreement and the dispute may result in arbitration or litigation. While HanAll can assert breach at any time, we do not believe there is any basis for such a claim, and we would vigorously contest such a claim if made. Any potential dispute with HanAll could be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that materially impact our business. Further, our decision with respect to the future development and regulatory submissions for batoclimab could impact and result in disputes with third parties such as with respect to the contract manufacturing of batoclimab which similarly may be time consuming and expensive to resolve.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended September 30, 2025, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC's Regulation S-K).

Item 6. Exhibits

		Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†	Employment Agreement with Eric Venker, dated as of July 28, 2025.	10-Q	001-38906	10.4	August 11, 2025
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

Immunovant, Inc.

Date: November 10, 2025	By:	/s/ Eric Venker, M.D., Pharm.D.
Eric Venker, M.D., Pharm.D.
Chief Executive Officer

	By:	/s/ Tiago Girao
Tiago Girao
Chief Financial Officer