Form 10-Q
period 2025-12-31
Immunovant, Inc.
filed 2026-02-06
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-38906

IMMUNOVANT, INC.
(Exact name of registrant as specified in its charter)

Delaware		83-2771572
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

1000 Park Forty Plaza, Suite 210		27713
Durham,	NC
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (917) 410-3120

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IMVT	The Nasdaq Stock Market LLC

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2026, there were 203,532,180 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2025

Where You Can Find More Information

We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, investors and others should note that we may announce material business and financial information to our investors using our investor relations website (www.immunovant.com), filings we make with the Securities and Exchange Commission, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our product candidates, and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.

The information contained on the website referenced in this Quarterly Report on Form 10-Q is not incorporated by reference into this filing, and the website address is provided only as an inactive textual reference.

All trademarks, trade names, service marks, and copyrights appearing in this Quarterly Report on Form 10-Q are the property of their respective owners.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$994,525	$713,971
Accounts receivable	1,643	2,084
Prepaid expenses and other current assets	46,771	51,705
Total current assets	1,042,939	767,760
Property and equipment, net	531	844
Other assets	8,922	7,618
Total assets	$1,052,392	$776,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,616	$17,656
Accrued expenses and other current liabilities	57,641	51,119
Total current liabilities	66,257	68,775
Total liabilities	66,257	68,775
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at December 31, 2025 and March 31, 2025	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and March 31, 2025	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 203,316,885 shares issued and outstanding at December 31, 2025 and 500,000,000 shares authorized, 170,111,593 shares issued and outstanding at March 31, 2025	20	16
Additional paid-in capital	2,582,191	1,945,495
Accumulated other comprehensive income	1,197	1,459
Accumulated deficit	(1,597,273)	(1,239,523)
Total stockholders’ equity	986,135	707,447
Total liabilities and stockholders’ equity	$1,052,392	$776,222

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Operating expenses:
Research and development	$98,924	$94,520	$314,373	$267,266
General and administrative	15,438	19,782	58,975	57,061
Total operating expenses	114,362	114,302	373,348	324,327
Interest income, net	(5,333)	(4,590)	(17,274)	(17,844)
Other (income) expense, net	54	1,258	(1,383)	600
Loss before provision for income taxes	(109,083)	(110,970)	(354,691)	(307,083)
Provision for income taxes	1,552	152	3,059	308
Net loss	$(110,635)	$(111,122)	$(357,750)	$(307,391)
Net loss per common share – basic and diluted	$(0.61)	$(0.76)	$(2.04)	$(2.10)
Weighted-average common shares outstanding – basic and diluted	181,513,386	146,922,338	175,414,491	146,560,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net loss	$(110,635)	$(111,122)	$(357,750)	$(307,391)
Other comprehensive income (loss):
Foreign currency translation adjustments	(253)	569	(262)	571
Total other comprehensive income (loss)	(253)	569	(262)	571
Comprehensive loss	$(110,888)	$(110,553)	$(358,012)	$(306,820)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	10,000	$—	170,111,593	$16	$1,945,495	$1,459	$(1,239,523)	$707,447
Stock options exercised and restricted stock units vested and settled	—	—	957,583	—	2,918	—	—	2,918
Capital contribution – stock-based compensation	—	—	—	—	115	—	—	115
Stock-based compensation	—	—	—	—	18,395	—	—	18,395
Foreign currency translation adjustments	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	(120,613)	(120,613)
Balance at June 30, 2025	10,000	$—	171,069,176	$16	$1,966,923	$1,737	$(1,360,136)	$608,540
Stock options exercised and restricted stock units vested and settled	—	—	3,463,534	1	24,595	—	—	24,596
Capital contribution – stock-based compensation	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	13,186	—	—	13,186
Foreign currency translation adjustments	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(126,502)	(126,502)
Balance at September 30, 2025	10,000	$—	174,532,710	$17	$2,004,876	$1,450	$(1,486,638)	$519,705
Issuance of common stock upon underwritten offering	—	—	26,200,000	3	543,605	—	—	543,608
Stock options exercised and restricted stock units vested and settled	—	—	2,584,175	—	20,995	—	—	20,995
Capital contribution – stock-based compensation	—	—	—	—	182	—	—	182
Stock-based compensation	—	—	—	—	12,533	—	—	12,533
Foreign currency translation adjustments	—	—	—	—	—	(253)	—	(253)
Net loss	—	—	—	—	—	—	(110,635)	(110,635)
Balance at December 31, 2025	10,000	$—	203,316,885	$20	$2,582,191	$1,197	$(1,597,273)	$986,135

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Stock options exercised and restricted stock units vested and settled	—	—	612,674	—	686	—	—	686
Capital contribution – stock-based compensation	—	—	—	—	12	—	—	12
Stock-based compensation	—	—	—	—	13,443	—	—	13,443
Foreign currency translation adjustments	—	—	—	—	—	(88)	—	(88)
Net loss	—	—	—	—	—	—	(87,150)	(87,150)
Balance at June 30, 2024	10,000	$—	146,195,673	$14	$1,455,659	$1,820	$(912,833)	$544,660
Stock options exercised and restricted stock units vested and settled	—	—	369,376	—	730	—	—	730
Capital contribution – stock-based compensation	—	—	—	—	8	—	—	8
Stock-based compensation	—	—	—	—	12,685	—	—	12,685
Foreign currency translation adjustments	—	—	—	—	—	90	—	90
Net loss	—	—	—	—	—	—	(109,119)	(109,119)
Balance at September 30, 2024	10,000	$—	146,565,049	$14	$1,469,082	$1,910	$(1,021,952)	$449,054
Stock options exercised and restricted stock units vested and settled	—	—	638,516	—	2,464	—	—	2,464
Capital contribution – stock-based compensation	—	—	—	—	3	—	—	3
Stock-based compensation	—	—	—	—	11,649	—	—	11,649
Foreign currency translation adjustments	—	—	—	—	—	569	—	569
Net loss	—	—	—	—	—	—	(111,122)	(111,122)
Balance at December 31, 2024	10,000	$—	147,203,565	$14	$1,483,198	$2,479	$(1,133,074)	$352,617

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities
Net loss	$(357,750)	$(307,391)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	44,583	37,800
Depreciation on property and equipment	313	268
Non-cash lease expense	73	111
Changes in operating assets and liabilities:
Accounts receivable	423	3,147
Prepaid expenses and other current assets	4,531	(11,780)
Other assets	(1,232)	(7,541)
Accounts payable	(8,903)	12,988
Accrued expenses and other current liabilities	5,711	7,161
Net cash used in operating activities	(312,251)	(265,237)
Cash flows from investing activities
Purchase of property and equipment	—	(558)
Net cash used in investing activities	—	(558)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten offering, net of underwriter discounts and commissions	544,194	—
Payment of offering costs	(586)	—
Proceeds from stock options exercised	48,508	3,880
Net cash provided by financing activities	592,116	3,880
Effect of exchange rate changes on cash and cash equivalents	689	1,235
Net change in cash and cash equivalents	280,554	(260,680)
Cash and cash equivalents – beginning of period	713,971	635,365
Cash and cash equivalents – end of period	$994,525	$374,685
Non-cash operating activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$73	$—
Supplemental disclosure of cash paid:
Income taxes	$2,437	$301

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. The Company is pursuing a broad anti-FcRN (as defined below) strategy based on its lead asset, IMVT-1402. The Company’s innovative product pipeline includes its product candidates, IMVT-1402 and batoclimab (formerly referred to as IMVT-1401), both of which are novel, fully human, monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as simple, subcutaneous injections, the Company’s product candidates have been observed to reduce immunoglobulin G (“IgG”) antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2025, the Company’s cash and cash equivalents totaled $994.5 million and its accumulated deficit was $1,597.3 million.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and nine months ended December 31, 2025 are not necessarily indicative of those expected for the year ending March 31, 2026 or for any future period. The condensed consolidated balance sheet as of March 31, 2025 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 29, 2025.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of December 31, 2025 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of December 31, 2025, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At December 31, 2025 and March 31, 2025, cash and cash equivalents included $940.1 million and $687.6 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The following potentially dilutive securities, presented based on amounts outstanding at period end, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Nine Months Ended December 31,
	2025	2024
Preferred stock as converted	10,000	10,000
Stock options	10,588,683	13,197,741
Restricted stock units	3,884,905	3,537,920
Total	14,483,588	16,745,661

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

[J] Recently Issued Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires disaggregated information on the effective rate reconciliation as well as information on income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 for public entities, with early adoption permitted, and will be applicable to the Company’s Annual Report on Form 10-K for the fiscal year ending March 31, 2026. The amendments are to be applied prospectively, with the option to apply them retrospectively. The Company expects adoption of this ASU will result in expanded disclosures in line with the requirements of ASU 2023-09.

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of December 31, 2025) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

On August 18, 2018, RSG entered into a sublicense agreement (the “Sublicense Agreement”) with Immunovant Sciences GmbH (“ISG”), a wholly-owned subsidiary of the Company, to sublicense this technology, as well as RSG’s know-how and patents necessary for the development, manufacture or commercialization of any compound or product that pertains to immunology. On December 7, 2018, RSG issued a notice to terminate the Sublicense Agreement with ISG and entered into an assignment and assumption agreement to assign to ISG all of the rights, title, interest, and future obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the Licensed Territory, for an aggregate purchase price of $37.8 million. Each party to the HanAll Agreement has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory. In January 2026, the Company completed an internal reorganization and transfer of intellectual property rights related to the Company’s product candidates between two wholly-owned subsidiaries of the Company. See Note 11 – Subsequent Event for additional details.

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	December 31, 2025	March 31, 2025
Research and development expenses	$38,665	$32,622
Accrued bonuses	14,081	15,618
Legal and other professional fees	1,272	789
Employee severance	1,218	263
Due to Roivant Sciences Ltd.	—	273
Other expenses	2,405	1,554
Total accrued expenses and other current liabilities	$57,641	$51,119
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

For the three and nine months ended December 31, 2025, expenses recorded by the Company under the Services Agreements were $0.2 million and $1.0 million, respectively, and are included in the accompanying unaudited condensed consolidated statements of operations. For the three and nine months ended December 31, 2024, the Company recorded $0.3 million and $0.7 million, respectively under the Services Agreements.

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

RSL Share Purchases

See Note 7 – Stockholders’ Equity for a discussion of the RSL share purchases as part of the Company’s underwritten offering in December 2025.

Note 6 — Income Taxes

The Company’s effective tax rates were (1.42)% and (0.14)% for the three months ended December 31, 2025 and 2024, respectively, and (0.86)% and (0.10)% for the nine months ended December 31, 2025 and 2024, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

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

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of December 31, 2025, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of December 31, 2025, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, which are issued and outstanding, there were no issued and outstanding shares of preferred stock as of December 31, 2025.

Common Stock

As of December 31, 2025, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 203,316,885 shares of common stock issued and outstanding.

In December 2025, the Company completed an underwritten offering of 26,200,000 shares of its common stock (including 16,666,666 shares of common stock purchased by RSL on the same terms as other investors in the offering) at an offering price of $21.00 per share. The underwriter did not receive any underwriting discounts or commissions with respect to shares sold to RSL in the offering. The net proceeds to the Company were $543.6 million after deducting underwriting discounts and commissions and other offering expenses.

The Company has reserved the following shares of common stock for issuance:

	December 31, 2025	March 31, 2025
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	10,588,683	12,963,834
Restricted stock units outstanding	4,610,917	4,043,674
Equity awards available for future grants	7,634,114	6,027,035
Total	22,843,714	23,044,543

The reserved shares underlying restricted stock units above include 726,012 restricted stock units that vested but were not settled as of December 31, 2025. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of December 31, 2025. See Note 8 – Stock-Based Compensation for further details.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the board of directors on or prior to March 31 of such year. On April 1, 2025, 6,804,463 shares of common stock were added to the 2019 Plan pool in accordance with the evergreen provision of the 2019 Plan. As of December 31, 2025, options to purchase 9,518,394 shares of common stock and 3,884,905 RSUs were outstanding under the 2019 Plan and 7,634,114 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of December 31, 2025, options to purchase 1,070,289 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of December 31, 2025, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2025	12,963,834	$12.00	6.25	$88,960
Granted	4,455,263	$15.87
Exercised	(5,748,983)	$8.44
Forfeited	(1,031,734)	$16.55
Expired	(49,697)	$24.55
Balance - December 31, 2025	10,588,683	$15.07	6.57	$117,203
Exercisable - December 31, 2025	5,006,537	$12.32	5.42	$69,036

The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Risk-free interest rate	3.69%	4.29%	4.00%	4.33%
Expected term, in years	6.11	6.11	6.08	6.11
Expected volatility	76.49%	79.01%	78.13%	82.14%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of the RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant- Date Fair Value
Nonvested as of March 31, 2025	3,239,901	$21.70
Issued	2,773,492	$15.63
Vested	(1,178,548)	$20.41
Forfeited	(949,940)	$18.54
Nonvested as of December 31, 2025	3,884,905	$18.53

Performance Restricted Stock Units

During the nine months ended December 31, 2025, the Company granted 820,000 PSUs, which were valued at $12.5 million on the date of grant. The vesting of these PSUs requires that certain performance conditions be achieved during the performance period. These PSUs were determined to be improbable of vesting and therefore no expense was recorded for the three and nine months ended December 31, 2025.

Stock-based Compensation Expense

For the three and nine months ended December 31, 2025 and 2024, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Research and development expenses	$7,861	$6,604	$23,432	$20,545
General and administrative expenses	4,672	5,045	20,682	17,232
Total stock-based compensation	$12,533	$11,649	$44,114	$37,777

As of December 31, 2025, total unrecognized compensation expense related to nonvested stock options and RSUs was $50.8 million and $51.9 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.72 years and 2.63 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to RSL RSUs issued by RSL to employees of the Company, stock-based compensation expense was $0.2 million and $0.5 million for the three and nine months ended December 31, 2025, respectively. These RSUs are vesting over a period of four years. For the three and nine months ended December 31, 2024, stock-based compensation expense recorded by the Company related to RSL RSUs was de minimis. As of December 31, 2025, the amount of unrecognized compensation expense related to unvested RSL RSUs was $1.4 million.

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

The Company’s significant segment expenses are as follows (in thousands):

	Three months ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Therapeutic area-specific research and development:
Endocrine diseases	$19,806	$15,479	$64,030	$46,279
Neurological diseases	17,688	24,978	61,712	73,071
Rheumatology diseases	14,129	8,180	35,949	17,225
Dermatology diseases	3,037	4,951	16,134	9,894
Other clinical and nonclinical	463	44	3,174	7,579
Other unallocated research and development	11,628	11,374	34,060	32,865
Personnel-related research and development (1)	32,173	29,514	99,314	80,353
Personnel-related general and administrative (2)	9,383	10,541	38,601	31,797
Other general and administrative (3)	6,055	9,241	20,374	25,264
Interest income, net	(5,333)	(4,590)	(17,274)	(17,844)
Other segment items (4)	1,606	1,410	1,676	908
Net loss	$110,635	$111,122	$357,750	$307,391
___________
(1)Includes stock-based compensation expense of $7,861 and $23,432 for the three and nine months ended December 31, 2025, respectively, and $6,604 and $20,545 for the three and nine months ended December 31, 2024, respectively.
(2)Includes stock-based compensation expense of $4,854 and $21,151 for the three and nine months ended December 31, 2025, respectively, and $5,048 and $17,255 for the three and nine months ended December 31, 2024, respectively.
(3)Other general and administrative expenses primarily include legal and other professional fees, information technology costs and market research costs.
(4)Other segment items include other (income) expense, net and provision for income taxes.

Note 10 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of December 31, 2025, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

Commitments

As of December 31, 2025, the Company has a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $0.3 million, $0.8 million, $10.0 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2027, 2028, 2029 and 2030, respectively.

As of December 31, 2025, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

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

Note 11 — Subsequent Event

In January 2026, the Company completed an internal reorganization and transfer of intellectual property rights related to the Company’s product candidates between two wholly-owned subsidiaries of the Company. The Company is still assessing the impact of this transfer, but expects a reduction in its current income tax expense for the year ending March 31, 2026, and expects a reduction in its foreign net operating losses and corresponding valuation allowance in Switzerland. Ownership and rights to such intellectual property remain with the Company and its subsidiaries.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and (2) audited consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2025, included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 29, 2025. Unless the context requires otherwise, references in this Quarterly Report to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly-owned subsidiaries.

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

Factors that could cause or contribute to such differences include, but are not limited to, those identified herein, and those discussed in the section titled “Risk Factors” set forth in Part I, Item 1A. of our Annual Report and in our other filings with the SEC. These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by applicable law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Overview

Immunovant, Inc. (“Immunovant,” “we” or the “Company”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. Our focus is on developing IMVT-1402, a potentially best-in-class inhibitor of the neonatal fragment crystallizable receptor (“FcRn”), to address autoimmune diseases driven by high levels of pathogenic immunoglobulin G (“IgG”) antibodies. FcRn is involved in preventing the degradation of IgG antibodies, and inhibition of FcRn has been shown to reduce levels of total IgG and pathogenic IgG antibodies.

We believe that FcRn inhibition has broad therapeutic and commercial potential to address pathogenic IgG-mediated autoimmune diseases in several therapeutic areas, including but not limited to, endocrinology, neurology, rheumatology and dermatology. Third-party estimates suggest over four million patients in the United States and Europe could benefit from anti-FcRn treatments across more than 20 indications that have been publicly announced for study by multiple companies, with two indications that are already approved and launched quickly reaching billions of dollars in global annual sales.

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

We are currently progressing a broad set of programs for IMVT-1402 and have ongoing studies in six indications, including potentially registrational trials in GD, difficult-to-treat rheumatoid arthritis (“D2T RA”), MG, CIDP and Sjögren’s disease (“SjD”), and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). Our primary focus is to execute these six indications first, with plans to assess new indications for IMVT-1402 in the future. All studies evaluating IMVT-1402 are being conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized for multiple approved products.

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

Batoclimab Phase 2 Proof-of-Concept Trial in GD

In September 2025, we announced and presented six-month off-treatment data generated from our proof-of-concept Phase 2 clinical trial (NCT05907668) of batoclimab for the treatment of uncontrolled GD at the American Thyroid Association Annual Meeting. The study included a 24-week treatment period with a dose step-down midway through the treatment period (Weeks 0-12 at 680 mg weekly (“QW”) subcutaneously (“SC”) and Weeks 13-24 at 340 mg QW SC), followed by a 24-week off-treatment follow-up period. The study enrolled participants with active GD as documented by presence of elevated thyrotropin receptor autoantibodies (“TRAb”) and who were hyperthyroid despite current treatment with standard of care antithyroid drug (“ATD”) therapy. Response was measured by the primary endpoint of the study as the proportion of participants who at Week 24 achieved normalization of free triiodothyronine (“T3”) and free thyroxine (“T4”), or have T3/T4 below the lower limit of normal (“LLN”), without an increase in ATD dose from baseline.

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

Batoclimab Phase 3 Clinical Program in Thyroid Eye Disease (“TED”)

In the quarter ended December 31, 2022, we initiated our Phase 3 clinical program consisting of two studies evaluating batoclimab as a treatment for active moderate-to-severe TED. We anticipate sharing top-line results from both TED studies concurrently in the first half of calendar year 2026.

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

Rheumatology Diseases

IMVT-1402 Potentially Registrational Trial in D2T RA

We initiated a potentially registrational trial (NCT06754462) evaluating IMVT-1402 in anti-citrullinated protein autoantibody (“ACPA”) positive D2T RA in December 2024. The trial is fully enrolled, and we now expect to report top-line results from this trial in the second half of calendar year 2026.

IMVT-1402 Potentially Registrational Trial in SjD

We initiated a potentially registrational trial (NCT06979531) evaluating IMVT-1402 in SjD in June 2025. We expect to report top-line results from this trial in 2028.

Dermatology Diseases

IMVT-1402 Proof-of-Concept Trial in CLE

We initiated a proof-of-concept trial (NCT6980805) evaluating IMVT-1402 in CLE in February 2025. We expect to report top-line results from this trial in the second half of calendar year 2026.

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

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

We have commenced discussions with HanAll regarding the potential return to HanAll of certain rights for batoclimab. The HanAll Agreement gives us final control over development and regulatory decisions relating to batoclimab in our Licensed Territories and we believe we have performed our obligations under the HanAll Agreement. HanAll may disagree with our position, and we may not reach an agreement with HanAll with respect to the return of batoclimab to them. This could result in a dispute with HanAll that may result in arbitration or litigation.

For further description of our transactions under the HanAll Agreement, refer to “Note 3 – License Agreement” in our unaudited condensed consolidated financial statements in Part I, Item 1 and Part II, Item 1A – Risk Factors of this Quarterly Report.

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

Results of Operations for the Three Months Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$98,924	$94,520	$4,404
General and administrative	15,438	19,782	(4,344)
Total operating expenses	114,362	114,302	60
Interest income, net	(5,333)	(4,590)	(743)
Other expense, net	54	1,258	(1,204)
Loss before provision for income taxes	(109,083)	(110,970)	1,887
Provision for income taxes	1,552	152	1,400
Net loss	$(110,635)	$(111,122)	$487

Research and Development Expenses for the Three Months Ended December 31, 2025 and 2024

The following table summarizes the period-over-period changes in research and development expenses for the three months ended December 31, 2025 and 2024 (in thousands):

	Three Months Ended December 31,
	2025	2024*	Change
Therapeutic area-specific costs:
Endocrine diseases	$19,806	$15,479	$4,327
Neurological diseases	17,688	24,978	(7,290)
Rheumatology diseases	14,129	8,180	5,949
Dermatology diseases	3,037	4,951	(1,914)
Other clinical and nonclinical	463	44	419
Total therapeutic area-specific costs	55,123	53,632	1,491
Unallocated costs:
Personnel-related expenses including stock-based compensation	32,173	29,514	2,659
Other	11,628	11,374	254
Total research and development expenses	$98,924	$94,520	$4,404
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the three months ended December 31, 2025, research and development expenses increased $4.4 million as compared with the prior-year period.

For the three months ended December 31, 2025, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $1.5 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $4.3 million. This increase was primarily due to the recently initiated and ongoing potentially registrational trials of IMVT-1402 in endocrine diseases, partially offset by lower overall clinical trial costs related to our batoclimab clinical trials. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $7.3 million. This decrease was primarily due to lower overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials, partially offset by the ongoing potentially registrational trials of IMVT-1402 in neurological diseases. Research and development costs related to rheumatology diseases increased $5.9 million, reflecting expenses incurred with the initiation of our potentially registrational trial of IMVT-1402 in SjD and the ongoing potentially registrational trial of IMVT-1402 in RA. Research and development costs related to dermatology diseases decreased $1.9 million, reflecting lower ongoing costs after the initiation of our proof-of-concept trial in CLE.

For the three months ended December 31, 2025, unallocated research and development costs increased $2.9 million as compared with the prior-year period. This increase primarily reflected higher personnel-related expenses of $2.7 million, driven by higher headcount hired to conduct a higher number of clinical trials.

General and Administrative Expenses for the Three Months Ended December 31, 2025 and 2024

For the three months ended December 31, 2025, general and administrative expenses decreased $4.3 million as compared with the prior-year period, primarily reflecting lower personnel-related expenses, market research costs and information technology costs.

Interest Income, net for the Three Months Ended December 31, 2025 and 2024

For the three months ended December 31, 2025, interest income increased $0.7 million as compared with the prior-year period, primarily reflecting higher average money market fund balances.

Results of Operations for the Nine Months Ended December 31, 2025 and 2024

The following table sets forth our results of operations for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended December 31,
	2025	2024	Change
Operating expenses:
Research and development	$314,373	$267,266	$47,107
General and administrative	58,975	57,061	1,914
Total operating expenses	373,348	324,327	49,021
Interest income, net	(17,274)	(17,844)	570
Other (income) expense, net	(1,383)	600	(1,983)
Loss before provision for income taxes	(354,691)	(307,083)	(47,608)
Provision for income taxes	3,059	308	2,751
Net loss	$(357,750)	$(307,391)	$(50,359)
Research and Development Expenses for the Nine Months Ended December 31, 2025 and 2024

The following table summarizes the period-over-period changes in research and development expenses for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended December 31,
	2025	2024*	Change
Therapeutic area-specific costs:
Endocrine diseases	$64,030	$46,279	$17,751
Neurological diseases	61,712	73,071	(11,359)
Rheumatology diseases	35,949	17,225	18,724
Dermatology diseases	16,134	9,894	6,240
Other clinical and nonclinical	3,174	7,579	(4,405)
Total therapeutic area-specific costs	180,999	154,048	26,951
Unallocated costs:
Personnel-related expenses including stock-based compensation	99,314	80,353	18,961
Other	34,060	32,865	1,195
Total research and development expenses	$314,373	$267,266	$47,107
___________
*Certain prior year amounts have been reclassified to conform to current year presentation.

For the nine months ended December 31, 2025, research and development expenses increased $47.1 million as compared with the prior-year period.

For the nine months ended December 31, 2025, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $27.0 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $17.8 million. This increase was primarily due to the recently initiated and ongoing potentially registrational trials of IMVT-1402 in endocrine diseases, partially offset by lower overall clinical trial costs related to our batoclimab clinical trials. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $11.4 million, primarily due to lower overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials, partially offset by costs related to the initiation of our potentially registrational trials of IMVT-1402 in neurological diseases. Research and development costs related to rheumatology diseases increased $18.7 million, reflecting expenses incurred with the initiation of our potentially registrational trial of IMVT-1402 in SjD and the ongoing potentially registrational trial of IMVT-1402 in RA. Research and development costs related to dermatology diseases increased $6.2 million, reflecting the initiation of our proof-of-concept trial in CLE. Research and development costs related to other clinical and nonclinical activities decreased $4.4 million, primarily reflecting the transition of IMVT-1402 clinical activities targeting specific therapeutic areas.

For the nine months ended December 31, 2025, unallocated research and development costs increased $20.2 million as compared with the prior-year period. This increase primarily reflected higher personnel-related expenses of $19.0 million, driven by higher headcount hired to conduct a higher number of clinical trials.

General and Administrative Expenses for the Nine Months Ended December 31, 2025 and 2024

For the nine months ended December 31, 2025, general and administrative expenses increased $1.9 million as compared with the prior-year period, primarily reflecting higher personnel-related expenses, partially offset by lower market research costs and information technology costs.

Interest Income for the Nine Months Ended December 31, 2025 and 2024

For the nine months ended December 31, 2025, interest income decreased $0.6 million as compared with the prior-year period, primarily reflecting lower average interest rates, partially offset by higher average money market fund balances.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $994.5 million and $714.0 million as of December 31, 2025 and March 31, 2025, respectively. For the three months ended December 31, 2025 and 2024, we had net losses of $110.6 million and $111.1 million, respectively, and for the nine months ended December 31, 2025 and 2024, we had net losses of $357.8 million and $307.4 million, respectively. We expect to continue to incur significant expenses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1402, batoclimab or any future product candidate.

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

In December 2025, we completed an underwritten offering of 26,200,000 shares of our common stock (including 16,666,666 shares of common stock purchased by RSL on the same terms as other investors in the offering) at an offering price of $21.00 per share. The underwriter did not receive any underwriting discounts or commissions with respect to shares sold to RSL in the offering. The net proceeds to us were $543.6 million after deducting underwriting discounts and commissions and other offering expenses.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2025 and 2024 (in thousands):

	Nine Months Ended December 31,
	2025	2024
Net cash used in operating activities	$(312,251)	$(265,237)
Net cash used in investing activities	—	(558)
Net cash provided by financing activities	592,116	3,880

Operating Activities

For the nine months ended December 31, 2025, $312.3 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $357.8 million, partially offset by non-cash charges of $45.0 million and a net change in operating assets and liabilities of $0.5 million. The non-cash charges consisted mainly of stock-based compensation of $44.6 million, reflecting the higher headcount and incentive equity awards as compared with the prior year, as well as a one-time stock-based compensation charge related to the retirement of our former chief executive officer. The change in operating assets and liabilities reflected an increase in accrued expenses and other current liabilities of $5.7 million, primarily reflecting costs incurred for our ongoing clinical trials, and a net decrease in prepaid and other current assets and other assets of $3.3 million, primarily reflecting lower payments to CROs due to the progress of our ongoing clinical trials. These changes were partially offset by a decrease in accounts payable of $8.9 million, primarily related to payments for clinical trial costs and contract manufacturing.

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

Investing Activities

For the nine months ended December 31, 2024, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the nine months ended December 31, 2025, cash provided by financing activities primarily consisted of proceeds from our December 2025 underwritten offering of $543.6 million, after deducting underwriting discounts and commissions and other offering expenses. Cash provided by financing activities for the nine months ended December 31, 2025 and 2024 also reflected proceeds from the exercise of stock options, primarily from our former executive officers.

Material Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, for advancing our clinical and nonclinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our net losses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of IMVT-1402 or batoclimab manufacturing, potential HanAll milestone payments and our expenditures on other research and development activities.

Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our short-term and long-term material cash requirements as of December 31, 2025 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Commitments

As of December 31, 2025, we have a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $0.3 million, $0.8 million, $10.0 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2027, 2028, 2029 and 2030, respectively.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of December 31, 2025, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of December 31, 2025) upon the achievement of certain regulatory and sales milestone events. We have further commenced discussions with HanAll regarding the potential return to HanAll of certain rights for batoclimab, which could impact the aggregate amount (if any) of potential future payments under the HanAll Agreement. For additional considerations regarding associated risks, see Part I, Item 2—Key Agreements and Part I, Item 1A—Risk Factors of this quarterly report on Form 10-Q.

Outlook

We currently expect that our existing cash and cash equivalents as of December 31, 2025 of $994.5 million will be sufficient to fund our operating expenses and capital expenditure requirements for announced indications to date through the potential commercial launch of IMVT-1402 in GD.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and nine months ended December 31, 2025, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2025 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of December 31, 2025, we had cash and cash equivalents of $994.5 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or results of operations as of December 31, 2025.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report filed with the SEC on May 29, 2025, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We cannot assure you that any of the events discussed in these risk factors will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment. During the quarter ended December 31, 2025, our risk factors have not changed materially from those described in our Annual Report, except for the risk factors noted below.

Risks Related to Our Business, Financial Position and Capital Requirements

We rely on the HanAll Agreement to provide us rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect our development and commercialization of IMVT-1402 and batoclimab.

We have licensed our core intellectual property relating to IMVT-1402 and batoclimab from HanAll under the HanAll Agreement. The HanAll Agreement imposes a variety of obligations on us, including those relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we materially breach any of our obligations under the HanAll Agreement and are unable to cure that breach within the time frame specified under the HanAll Agreement, we may be required to pay damages to HanAll and they may have the right to terminate the HanAll Agreement, which would result in us being unable to develop or manufacture our products. We have commenced discussions with HanAll regarding the potential return of certain rights for batoclimab.

Biotechnology and pharmaceutical license agreements are complex and certain provisions in the HanAll Agreement may be susceptible to multiple interpretations. The resolution of any dispute or disagreement involving contract interpretation that may arise in relation to the HanAll Agreement could affect the scope of our rights to our product candidates or affect financial or other obligations under the HanAll Agreement or other agreements related to the development and commercialization of our product candidates, either of which could harm our business, financial condition, results of operations and prospects.

We continue to anticipate sharing top-line results from the two batoclimab Phase 3 TED studies concurrently in the first half of calendar year 2026. HanAll has a variety of interests in the licensed products including under the HanAll Agreement and outside of our Licensed Territories and may as a result of those interests disagree with, or initiate a dispute with respect to, our development or commercialization plans for batoclimab. While the HanAll Agreement gives us final control over development and regulatory decisions relating to batoclimab in our Licensed Territories, HanAll may disagree with our future plans for batoclimab and we may not reach an agreement with respect to batoclimab, which could result in HanAll initiating a dispute for alleged breach of the HanAll Agreement and such a dispute could result in arbitration or litigation. In the event that HanAll asserts a breach, we do not believe there would be any basis for such a claim, and we would vigorously contest such a claim if made. Any potential dispute with HanAll could be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that materially impact our business. In addition, discontinuing further development of and regulatory submissions for batoclimab could impact and result in disputes with third parties such as with respect to the contract manufacturing of batoclimab which may be time consuming and expensive to resolve.

Risks Related to Development, Regulatory Approval and Commercialization

Clinical trials are very expensive, time-consuming, difficult to design and implement, and involve uncertain outcomes.

Our product candidates are still in clinical development and will require extensive clinical testing before we are prepared to submit a BLA or other similar application for regulatory approval. For example, we initiated potentially registrational trials for IMVT-1402 in Graves’ disease (“GD”), difficult-to-treat rheumatoid arthritis (“D2T RA”), myasthenia gravis (“MG”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and Sjögren’s disease (“SjD”) and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). Except for D2T RA and CLE, the first top-line data for any of the studies is not expected until sometime in calendar year 2027, assuming we can fully enroll and successfully complete the relevant trials according to our anticipated timelines. We cannot provide any assurance that any clinical trials will be conducted as planned or completed on schedule, if at all. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming and costly and is dependent upon collaboration with many contract research organizations (“CROs”) and clinical trial sites.

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

General Risks Related to an Investment in Our Securities

The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our wholly-owned subsidiary, ISL, and our controlling stockholder, RSL, are incorporated under the laws of Bermuda and are tax residents of the U.K. Further, we currently have other subsidiaries that are domiciled in the U.K., Switzerland and the U.S. If any of our product candidates receives approval by applicable regulatory bodies, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions where such approvals have been granted, in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, we anticipate that our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures and determinations are not binding on applicable tax authorities. If tax authorities in any country were to successfully challenge our transfer pricing procedures and determinations as not reflecting arms’ length transactions, they could require us to adjust our transfer pricing procedures and determinations and thereby could require us to reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it could increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which an ultimate tax determination is uncertain. For example, in January 2026, we engaged in certain internal transactions in connection with the internal reorganization and transfer of intellectual property rights related to the Company’s product candidates between two wholly-owned subsidiaries of the Company. We intend for such transactions to qualify as transactions that are generally tax-free for U.S. federal income tax purposes and non-U.S. tax purposes. The anticipated tax consequences of such transactions depend upon facts and assumptions regarding the value of the Company’s intellectual property, the past and future conduct of our subsidiaries and certain other matters that may prove to be incorrect or incomplete. As such, there can be no assurance that the relevant taxing authorities will not assert that the actual tax treatment of such transactions differs from our intended tax treatment. The application of tax laws across countries and taxing jurisdictions can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views for instance with respect to, among other things, the manner in which the arms’ length standard is applied for transfer pricing purposes or with respect to the valuation of intellectual property. In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. Moreover, certain relevant tax, accounting and other laws have special application with respect to “affiliated,” “combined” or similar groups, which may include RSL, ISL and their respective subsidiaries and which may impact the tax liabilities of the companies. We continue to assess the impact of such changes in tax laws on our business and may determine that changes to our structure, practice or tax positions are necessary in light of such changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could harm our financial condition, results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the quarter ended December 31, 2025, no director or officer (as defined in Rule 16a-1 under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K), except as disclosed below.

Name and Title	Action	Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement (Y/N)(1)	Number of Ordinary Shares to be Sold
Atul Pande, Director	Adoption	December 26, 2025	March 27, 2026 – February 26, 2027	Y	21,000
Robert Susman, Director	Adoption	December 30, 2025	May 1, 2026 – July 2, 2026	Y	2,502
(1) Contract, instruction, or written plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
2.1+	Share Exchange Agreement, dated September 29, 2019, by and among Immunovant Sciences Ltd., the stockholders of Immunovant Sciences Ltd., Roivant Sciences Ltd., and Health Sciences Acquisitions Corporation.	8-K	001-38906	2.1	October 2, 2019
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
10.1†*	Separation Agreement and General Release with Michael Geffner, dated as of November 20, 2025.
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

Immunovant, Inc.

Date: February 6, 2026	By:	/s/ Eric Venker, M.D., Pharm.D.
Eric Venker, M.D., Pharm.D.
Chief Executive Officer

	By:	/s/ Tiago Girao
Tiago Girao
Chief Financial Officer