Form 10-K
period 2026-03-31
Immunovant, Inc.
filed 2026-05-20
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________
FORM 10-K
_____________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2026
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____
Commission File Number: 001-38906
_____________________
IMMUNOVANT, INC.
(Exact name of registrant as specified in its charter)
_____________________

Delaware	83-2771572
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1000 Park Forty Plaza		27713
Durham,	NC
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (917) 410-3120
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	IMVT	The Nasdaq Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market as of September 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $1,252.1 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Select Market of $16.12 per share.
As of May 14, 2026, the registrant had 205,308,917 shares of common stock, $0.0001 par value per share, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s Proxy Statement for its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K to the extent stated herein. Such Proxy Statement will be filed with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended March 31, 2026.

IMMUNOVANT, INC.
ANNUAL REPORT ON FORM 10-K

All trademarks, trade names, service marks, and copyrights appearing in this Annual Report on Form 10-K are the property of their respective owners.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K for the fiscal year ended March 31, 2026 (this “Annual Report”) contains forward-looking statements that involve substantial risks and uncertainties. In some cases, you can identify forward-looking statements by the words “anticipate,” “believe,” “can,” “continue,” “could,” “design,” “estimate,” “expect,” “forecast,” “goal,” “hope,” “intend,” “may,” “might,” “objective,” “ongoing,” “plan,” “potential,” “predict,” “project,” “should,” “target,” “will” and “would,” or the negative of these terms, or other comparable terminology intended to identify statements about the future. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from the information expressed or implied by these forward-looking statements. Although we believe that we have a reasonable basis for each forward-looking statement contained in this Annual Report, we caution you that these statements are based on a combination of facts and factors currently known by us and our expectations of the future, about which we cannot be certain. Forward-looking statements include statements about:

•the timing, progress, costs and results of our clinical trials for our product candidates, including IMVT-1402 (also referred to as imeroprubart) and the costs related to the discontinuation of batoclimab, (formerly referred to as IMVT-1401);

•the potential return of certain rights for batoclimab to, and the outcome of negotiations with, HanAll Biopharma Co., Ltd. (“HanAll”);

•potential therapeutic benefits and risks in current and future indications and the ability to achieve regulatory approval in licensed jurisdictions;

•future operating or financial results and cash position;

•future acquisitions, business strategy and expected capital spending;

•the timing of meetings with and feedback from regulatory authorities, including feedback on the registrational nature of our clinical studies, as well as any submission of filings for regulatory approval of our product candidates;

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

•our estimates of our expenses, ongoing losses, future revenue, capital requirements and needs for, or ability to, obtain future financing to complete the clinical trials for and commercialize our product candidates;

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

SUMMARY RISK FACTORS

You should consider carefully the risks described under “Risk Factors” in Part I, Item 1A of this Annual Report on Form 10-K. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects includes the following:

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

•The results of our preclinical studies and clinical trials may not support our proposed claims for our product candidates, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

•Interim, “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•Our product candidates may be associated with adverse events or cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, cause us to abandon further development or limit the commercial viability of any approved label or market acceptance.

•Roivant Sciences Ltd. (“RSL”) owns a significant percentage of shares of our common stock and may exert significant control over matters subject to stockholder approval.

•Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in international trade policies and tariffs, natural disasters, political crises, geopolitical events, such as the crises and conflicts in Ukraine and the Middle East, or other macroeconomic conditions, which may negatively impact our business and financial performance in the future.

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

•Our intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

•We rely on the license agreement with HanAll (the “HanAll Agreement”) to provide us rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement could adversely affect our development or commercialization of IMVT-1402.

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

PART I
Item 1. Business

Overview

Immunovant, Inc. (“Immunovant,” “we” or the “Company”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. Our focus is on developing IMVT-1402 (imeroprubart), a potentially best-in-class inhibitor of the neonatal fragment crystallizable receptor (“FcRn”), to address autoimmune diseases driven by high levels of pathogenic immunoglobulin G (“IgG”) antibodies. FcRn is involved in preventing the degradation of IgG antibodies, and inhibition of FcRn has been shown to reduce levels of total IgG and pathogenic IgG antibodies.

We believe that FcRn inhibition has broad therapeutic and commercial potential to address pathogenic IgG-mediated autoimmune diseases in several therapeutic areas, including but not limited to, endocrinology, neurology, rheumatology and dermatology. Third-party estimates suggest over four million patients in the United States and Europe could benefit from anti-FcRn treatments across more than 20 indications that have been publicly announced for research and development by multiple companies, with two indications that are already approved and launched quickly reaching multi-billions of dollars in global annual sales.

Consistent evidence observed across the class in eight indications in Phase 2 and 3 trials with FcRn inhibitors has indicated that deeper IgG reductions correlate with meaningful improvements in clinical outcomes. This has also been validated with Immunovant’s own Phase 2 and 3 studies evaluating its first-generation anti-FcRn antibody, batoclimab, in Graves’ disease (“GD”), myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”) which showed that IgG reductions of greater than or equal to 70% led to meaningfully better outcomes compared to reductions below 70% across a range of clinical measures.

In a Phase 1 clinical trial, healthy adults dosed with IMVT-1402 showed deep, dose-dependent IgG reductions. We expect to be able to reach approximately 80% IgG reductions with continued weekly dosing of 600 mg of IMVT-1402, offering deeper IgG reductions than observed with other competitor anti-FcRn programs, therefore representing a potential best-in-class opportunity. In the Phase 1 clinical trial, across all evaluated doses, IMVT-1402 demonstrated no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels, which are off-target effects observed in some anti-FcRn antibodies, including batoclimab. We believe IMVT-1402’s profile has the potential to offer best-in-class efficacy, in addition to its potentially favorable safety profile and convenient administration with a simple self-administered auto-injector expected at launch.

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

In April 2026, we announced top-line results from two Phase 3 clinical studies evaluating batoclimab as an investigational treatment for adults with active, moderate-to-severe thyroid eye disease (“TED”), neither of which met the primary endpoint. The safety profile observed in these studies was consistent with prior batoclimab studies, with no new safety signals identified. Following these results, we made a decision to discontinue further development of batoclimab across all indications to focus fully on IMVT-1402. Learnings from the batoclimab program, including clinical data, operational trial experience, and relationships with investigators, have been and continue to be leveraged to inform the development of IMVT-1402.

Business Strategy

We are pursuing a broad anti-FcRn strategy based on the potential best-in-class profile of IMVT-1402 for the treatment of IgG-mediated autoimmune diseases. To execute our strategy, we plan to:

•Prioritize areas of significant unmet medical need where IMVT-1402 could potentially be first- and best-in-class. We plan to expand the use of FcRn inhibitors in indications that benefit a greater number of patients with several potential first- and best-in-class indications such as GD, D2T RA and CLE with significant unmet medical need. We believe the probability of technical success for IMVT-1402 is strong, given its potential to achieve best-in-class IgG reductions, along with the batoclimab proof-of-concept data we have generated in GD, the IMVT-1402 case study data presented in CLE, and a competitor’s data in RA.

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

•Focus on rapid clinical execution as a key priority. We plan to focus on clinical execution to maintain our head start in the indications identified above and to be nearly-first and potentially best-in-class for indications such as SjD where we can launch in close proximity to in-class competition and expect a differentiated clinical profile. Data generated by a competitor in SjD supports our belief that IMVT-1402 could potentially offer best-in-class efficacy at the high dose due to best-in-class IgG reductions with the convenience of a well-established self-administered autoinjector and potentially favorable safety profile.

•Evaluate potential additional indications. We intend to thoroughly evaluate potential additional indications based on the degree of unmet medical need, the potential benefit offered by anti-FcRn treatment, the target patient population size and the commercial potential.

Our Pipeline and Anticipated Milestones

Our research and development programs are organized and managed by therapeutic area and our clinical trials address specific target indications within these areas. The following is our current development pipeline and anticipated milestones for IMVT-1402:

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

IMVT-1402 has been assigned the nonproprietary name imeroprubart on the World Health Organization’s Recommended International Nonproprietary Names List 93, which has also been approved by the U.S. Adopted Names Council.

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

Based on trial results announced to date across the anti-FcRn class and the strength of its potential best-in-class profile, we are pursuing development of IMVT-1402 in endocrinology, neurology, rheumatology, dermatology and possibly other therapeutic areas, with a focus on indications representing first-in-class opportunities, or opportunities where we can leverage our own batoclimab or existing in-class clinical data to build confidence in a best-in-class profile. We are currently progressing a broad set of programs for IMVT-1402 and have ongoing studies in six indications, including potentially registrational trials in GD, D2T RA, MG, CIDP and SjD, and a proof-of-concept trial in CLE.

Our Therapeutic Areas

Endocrine Diseases

Graves’ Disease

GD Overview

GD is an autoimmune disease that affects the thyroid gland. Patients with GD develop IgG autoantibodies that bind to the thyroid-stimulating hormone receptor (“TSHR”) present on the thyroid gland, which induces increased and uncontrolled secretion of thyroid hormones, resulting in hyperthyroidism. GD is the most common cause of hyperthyroidism and occurs at all ages but especially in adults aged between 20 and 50 years and can impact women of reproductive age. Because thyroid hormones play an important role in controlling functions of many organs such as heart, central and peripheral nervous system, muscle, bone, and skin, the presence of excessive thyroid hormones is associated with a variety of signs and symptoms including enlarged thyroid gland (goiter), palpitations, arrhythmia, anxiety, weight loss, insomnia, osteoporosis, and pretibial myxedema.

The treatment of GD has seen minimal innovation in therapeutic options over the past 70-plus years. Antithyroid drugs (“ATDs”), as the only existing pharmacological therapy, do not address the underlying disease pathology characterized by high levels of stimulating TSHR antibodies (“TRAb”). A conservative analysis of Inovalon claims data estimates that the prevalence of Graves’ patients is approximately 880,000 in the U.S., and further analysis suggests that there are approximately 330,000 patients who have relapsed on ATDs and who have opted not to pursue ablation. Other market-sizing analyses by various methods suggest that 25-30% of Graves’ patients are relapsed, uncontrolled on or intolerant to ATDs, representing a potentially significant unmet medical need.

Current Treatment Paradigm

The main treatment goal of GD is to reduce thyroid hormone levels. There are 3 options currently available: surgery, radioiodine (“RAI”), and ATDs. The most commonly prescribed ATDs in the U.S. are the thionamides, methimazole and propylthiouracil. An internal chart review of over 1,000 patient records from over 140 endocrinologists and a patient survey of 100 patients indicate that approximately 25-30% of GD patients remain uncontrolled on ATDs. A recent study showed that Graves’ patients with persistent stimulating TRAb levels had a 6-fold increased risk for relapse after ATD withdrawal. Collectively, these data suggest that a treatment for GD targeting the reduction or elimination of circulating stimulating TRAb would address the underlying autoimmune pathogenesis of the disease and would restore normal thyroid function.

Surgery, which involves partial or entire removal of the thyroid gland (thyroidectomy) is an option, especially for patients with large goiters, women planning pregnancy and, in some cases, patients who have failed to respond to ATDs. Although any such surgical procedure may lead to an immediate resolution of the hyperthyroidism, it is associated with potential complications including parathyroid gland injury, which may lead to hypocalcemia, and damage of the laryngeal nerve. Treatment with RAI destroys the thyroid using ionizing radiation. It is considered an alternative to medical management in several countries, especially if ATDs are contraindicated or among patients who do not respond to this drug class. Since RAI can worsen TED, it is not recommended in patients with TED or in smokers who are at higher risk of developing TED, and in women who are pregnant or lactating. Finally, recent data suggest an association between RAI and increased risk for several types of cancer. In addition, RAI is associated with sustained increases in TRAb titers, risk for de novo TED and worsening of pre-existing TED. Both thyroidectomy and RAI may result in hypothyroidism, requiring lifelong treatment with thyroid hormone replacement. Given these risks, the treatment paradigm for GD continues to shift away from RAI and thyroidectomy, resulting in an increasing number of patients who are not controlled on ATDs but who are choosing not to undergo ablation. Rates of surgery and RAI have declined significantly in the U.S. in recent years, to about 11% of patients in 2021, according to an analysis of claims data, from more than half of patients in 2005.

Proof-of-Concept Trial with Batoclimab

We initially tested the potential of FcRn inhibition for the treatment of GD in a Phase 2 proof-of-concept trial (NCT05907668) evaluating our first-generation FcRn inhibitor, batoclimab.

The study included a 24-week batoclimab treatment period with a dose step-down midway through the treatment period (Weeks 0-12 at 680 mg weekly (“QW”) subcutaneously (“SC”) and Weeks 13-24 at 340 mg QW SC), followed by a 24-week off-treatment follow-up period. The study enrolled participants with active GD as documented by presence of elevated TRAb and who were hyperthyroid despite current treatment with standard of care ATD therapy. The primary endpoint of the study measured response as the proportion of participants who at Week 24 achieved normalization of free triiodothyronine (“T3”) and free thyroxine (“T4”), or have T3/T4 below the lower limit of normal (“LLN”), without an increase in ATD dose from baseline. A total of 25 subjects were enrolled in the treatment period, and 21 subjects entered the 24-week off-treatment follow-up period and could be assessed for maintenance of response. In data previously disclosed in September 2024 that was reanalyzed to include an additional patient who discontinued prior to Week 12 but remained in off-drug follow-up, at the end of the first 12 weeks, a mean IgG reduction of 77% and an 80% response rate (defined as T3 and T4 falling below the upper limit of normal (“ULN”) without increasing the ATD dose) were observed. 60% of subjects treated with higher dose batoclimab were observed to have an ATD-Free Response (defined as T3 and T4 falling below the ULN and the patient simultaneously tapering completely off their ATD) at the end of the first 12 weeks. During weeks 13 to 24, patients receiving lower dose batoclimab were observed to have mean IgG reduction of 65% with a correspondingly lower responder rate of 72% and a lower ATD-Free Response rate of 40% at the end of the second 12 weeks. Patients who were observed to have at least a 70% IgG reduction at the end of the evaluation period had nearly a threefold higher ATD-Free Response rate than those who did not (64% vs. 23%).

Six-month off-treatment data was presented at the American Thyroid Association Annual Meeting in September 2025. At completion of the follow-up period at Week 48 (i.e., subjects off-treatment for 24 weeks), approximately 80% (17/21) of those subjects maintained T3/T4 values ≤ ULN, suggestive of strong durability of the response observed at Week 24 as evaluated at approximately six months off treatment at Week 48. Of these 17 subjects, approximately 50% (8/17) were ATD-free and an additional approximately 30% (5/17) were on ATD doses of 2.5 mg/day at six months off batoclimab treatment. Total IgG and TRAb levels declined through Week 24, consistent with previous observations, and while total IgG rebounded after treatment ended, pathogenic TRAb levels remained suppressed at Week 48. Safety and tolerability were observed to be consistent with prior batoclimab studies.

This study is now completed, with its data suggesting the potential of FcRn inhibition for the treatment of GD by modifying the underlying disease pathology, which is driven by TRAb. As such, GD is a key strategic priority for our development of IMVT-1402.

IMVT-1402 Development Program in GD

In December 2024, we initiated a potentially registrational trial evaluating IMVT-1402 in adults with GD. This study (NCT06727604) is a randomized, placebo-controlled, 52-week trial in Graves’ patients who are hyperthyroid despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study is expected to enroll approximately 240 participants randomized (1:1:1) to one of two blinded treatment groups each receiving IMVT-1402, 600 mg weekly SC, or a matched placebo group. Participants will be evaluated over two consecutive 26-week blinded treatment periods. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. Following the initial 26-week period, participants in the IMVT-1402 treatment group 2 will be assigned to either continued treatment with IMVT-1402 at the same dose or matching placebo for the second 26-week study period based on the participant’s TRAb value and euthyroid status determined at week 26. The study’s primary endpoint is the proportion of participants who are euthyroid and off ATD at study week 26. A key secondary endpoint will measure the proportion of participants who become euthyroid and stop ATD treatment at week 52. We expect to report top-line results from this trial in calendar year 2027.

More details on the trial design are described in the figure below:

In June 2025, we initiated a second potentially registrational trial evaluating IMVT-1402 in adults with GD. This study (NCT07018323) is a randomized, placebo-controlled, 26-week trial in Graves’ patients who are hyperthyroid despite treatment with an ATD for 12 or more weeks prior to beginning the study. The study is expected to enroll approximately 210 participants randomized (1:1:1) to one of three blinded treatment groups receiving IMVT-1402 600 mg weekly SC, IMVT-1402 300 mg weekly SC, or matched placebo group. Over the course of the treatment periods, background ATD treatment will be titrated to the lowest effective dose, including elimination of ATD treatment, to maintain normal thyroid lab values. The study’s primary endpoint is the proportion of participants in the 600 mg weekly SC dose group who are euthyroid and are off ATD versus placebo at study week 26. A key secondary endpoint will measure the proportion of participants in the 600 mg weekly SC dose group who have T3 (Total T3 or FT3) and FT4 ≤ULN and are off ATD versus placebo. We expect to report top-line results from this trial in calendar year 2027.

More details on the trial design are described in the figure below:

Rheumatology Diseases

Rheumatoid Arthritis

RA Overview

RA is a chronic progressive autoimmune disease that causes inflammation in the joints and surrounding tissues. Inadequate control of the joint inflammation associated with RA may result in irreversible joint erosions. The estimated prevalence of patients treated with biologic or targeted synthetic disease modifying anti-rheumatic drugs (“DMARDs”) in the U.S. is approximately 820,000, approximately 15% of which had an inadequate response to two or more such prior advanced DMARD mechanisms. The RA described in this subset of patients is sometimes referred to as difficult-to-treat (“D2T”), refractory, or multi-advanced mechanism failure RA. Of those, approximately 70% are autoantibody positive, representing approximately 85,000 patients with significant unmet medical need in the U.S. Several autoantibodies have been identified in RA, including rheumatoid factor (“RF”) and anti-citrullinated protein antibodies (“ACPA”). These RA-specific autoantibodies are found in 70-80% of RA patients and exacerbate inflammation via immune complex formation. Positivity for RF and ACPA seems to have an amplifying effect on disease, resulting in an aggressive phenotype with more severe disease manifestations. Seropositive RA is also associated with poor outcomes on currently available therapies.

Current Treatment Paradigm

Therapeutic approaches for RA are intended to help control joint inflammation, damage and other associated disease manifestations. Currently available treatments include a variety of conventional oral, targeted synthetic and biologic DMARD treatments. These therapies primarily function by modulating the immune response and limiting the activity of pro-inflammatory cytokines such as tumor necrosis factor-alpha (“TNF-α”), interleukin-6 (“IL-6”), and others impacting the pathogenesis of RA. While many patients experience symptom relief and disease control with these agents, D2T RA patients continue to experience active disease despite undergoing multiple lines of therapy with different mechanisms of action. For these patients, therapeutic options remain very limited while the risk of irreversible joint damage persists, highlighting a critical unmet medical need. The European Alliance of Associations for Rheumatology (EULAR) has defined this RA subset in the clinical setting as D2T RA and provided points to consider in its management. Nevertheless, innovative strategies and novel therapeutic targets are needed to improve outcomes and quality of life for this patient population.

Anti-FcRn as a Potential Treatment for D2T RA

Because of the role of FcRn in preventing the degradation of IgG autoantibodies, such as ACPAs, FcRn inhibition is an attractive mechanism as a potential treatment for ACPA-positive RA. Recent industry experience with anti‑FcRn therapies has informed our approach to evaluating RA. Johnson & Johnson’s IRIS-RA Phase 2a placebo-controlled, proof-of-concept trial evaluating nipocalimab in patients with RA and inadequate response or intolerance to anti-TNF therapy demonstrated that deeper ACPA IgG reduction correlated with improved rates of clinical response. We are focused on the subset of RA patients with ACPA-positive D2T RA, who have failed two or more prior advanced mechanism therapies, inclusive of biologics (TNFα inhibitors, IL-6R inhibitors, CD80/86 inhibitors, CD20 inhibitors) and targeted synthetic DMARDs (e.g., Janus kinase (“JAK”) inhibitors). For patients failing two or more prior advanced mechanisms in addition to conventional DMARDs, IMVT-1402 would be the fourth line or later line of therapy.

IMVT-1402 as a Potential Treatment for D2T RA

In December 2024, we initiated a potentially registrational trial evaluating IMVT-1402 in ACPA-positive D2T RA. This trial (NCT06754462) is fully enrolled, and all participants have completed an initial 16-week open-label, active treatment period (Period 1). To ensure the enrollment of patients with active D2T RA, the trial inclusion criteria require elevated ACPA levels, on stable conventional DMARD treatment, and prior inadequate response to at least two (but not more than four) classes of advanced mechanisms (biologics or targeted synthetic DMARDs). The study will evaluate IMVT-1402 600 mg weekly SC during the open-label induction phase of the trial with the intent of maximizing reduction in ACPA levels. Participants achieving a response at weeks 14 and 16 in Period 1 per the American College of Rheumatology response criteria 20 (“ACR20”) will be randomized in a 1:1:1 ratio to receive blinded treatment in Period 2 with either IMVT-1402 600 mg, IMVT-1402 300 mg or placebo, weekly SC for 12 weeks. The primary endpoint will assess the proportion of such participants who maintain the ACR20 response at week 28. Eligible participants who complete week 28 will have the option to receive IMVT-1402 for an additional period of 48 weeks as part of a long-term extension period.

More details on the study design are described in the figure below:

The trial is currently ongoing and has enrolled a total of 170 participants in Period 1. At the completion of Period 1, 165 of the 170 enrolled patients were evaluable for ACR20 response to determine eligibility to continue to Period 2 and the primary efficacy analysis for the study. The enrollment inclusion criteria described above resulted in a heavily pretreated population: 86.7% (143/165) had failed two prior mechanisms of advanced therapies (i.e., biologic or targeted synthetic DMARDs), and the mean time from disease diagnosis was 12.8 years. Baseline disease activity was high, with a mean of 24.2 tender joints, 16.7 swollen joints, and DAS28-CRP score of 6.1.

At Week 16, the ACR20, ACR50, and ACR70 response rates observed were 72.7%, 54.5%, and 35.8%, respectively; participants who discontinued prior to Week 16 were imputed as non-responders. Among the subset of participants who had failed at least a JAK inhibitor and an anti-TNF inhibitor (N=107), the ACR20, ACR50, and ACR70 response rates observed at Week 16 were 72.0%, 53.3%, and 37.4%, respectively. ACR20 response is defined as a ≥ 20% improvement from baseline in tender joint count and swollen joint count and a ≥ 20% improvement from baseline in at least 3 of 5 additional clinical parameters. Similarly, ACR50 and ACR70 responses are a calculation of 50% or 70% improvement, respectively, in the number of swollen and tender joints and 3 of 5 assessment parameters.

Period 1 was conducted in an open-label setting, with joint assessments performed by independent assessors blinded to treatment status to control for the potential for assessor bias in the response measures. IMVT-1402 was observed to be safe and well-tolerated in Period 1, and no new drug-related safety signals were identified. Study participants meeting the criteria for an ACR20 response at Week 16 are eligible to advance to Period 2 of the trial, where the primary endpoint will be assessed at Week 28. Further updates on this program are expected in the second half of calendar year 2026.

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

Anti-FcRn as a Potential Treatment for SjD

Recent in-class data from a Phase 2 placebo-controlled, multicenter trial evaluating nipocalimab in patients with SjD provides support for anti-FcRn proof of mechanism. The study met its primary endpoint, with statistically significant improvement in Clinical European League Against Rheumatism Sjögren’s Syndrome Disease Activity Index (“ClinESSDAI”) score, a key SjD activity index, in the high dose nipocalimab group compared to placebo. A clear dose response in ClinESSDAI observed in the trial supports the potential correlation between degree of IgG suppression and improved clinical outcomes.

IMVT-1402 as a Potential Treatment for SjD

In June 2025, we initiated a potentially registrational trial evaluating IMVT-1402 in SjD. This trial (NCT06979531) is a randomized, double-blind, placebo controlled, parallel-group study to assess the efficacy, safety, and tolerability of IMVT-1402 in adult participants with moderate to severe systemic primary SjD. The trial is anticipated to enroll approximately 180 participants randomized in a 1:1:1 ratio to receive IMVT-1402 600 mg, IMVT-1402 300 mg or placebo weekly SC for two 24-week blinded treatment periods. The primary endpoint will assess the efficacy of IMVT-1402 compared to placebo as assessed by ClinESSDAI score at week 24. Participants assessed as responders at week 24, defined as participants that show an improvement of ≥ 4 points from baseline ClinESSDAI score, will continue on treatment for a second 24-week period. A key secondary endpoint will assess change from baseline in ClinESSDAI score at week 48. We expect to report top-line results from this trial in calendar year 2028.

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

IMVT-1402 Proof-of-Concept Trial in CLE

In February 2025, we initiated a proof-of-concept trial of IMVT-1402 in CLE. This Phase 2b trial (NCT06980805) is a randomized, double-blind, placebo-controlled trial to assess the safety, tolerability and efficacy of IMVT-1402 in participants with active SCLE and/or CCLE with or without systemic manifestations. This trial is fully enrolled, with participants randomized 1:1 to IMVT-1402 600 mg QW SC or placebo QW SC for 12 weeks during Period 1. Participants who complete Period 1 will enter Period 2, during which all participants will receive IMVT-1402 600 mg QW SC for 14 weeks. After completion of Period 2, participants will be rerandomized 1:1 to blinded IMVT-1402 300 mg or 600 mg SC QW for 26 weeks in Period 3. The primary endpoint will evaluate the efficacy of IMVT-1402 compared to placebo based on percent change from Period 1 baseline in CLASI-A score at week 12. We expect to report top-line results from this trial in the second half of calendar year 2026.

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

IMVT-1402 as a Potential Treatment for MG

In March 2025, we initiated a potentially registrational trial evaluating IMVT-1402 in adults with MG. This Phase 3 trial (NCT07039916) is a randomized, placebo-controlled, 26-week trial. This study is expected to enroll approximately 230 participants randomized (1:1:1) to one of three blinded treatment groups receiving IMVT-1402 600 mg weekly SC, IMVT-1402 300 mg weekly SC, or matched placebo group for the 12-week induction period. Participants on treatment will continue to be on the same treatment for the 14-week maintenance period, while patients on placebo will receive IMVT-1402 600 mg weekly SC. The study also includes a 52-week long-term extension. The study’s primary endpoint is the change in MG-ADL from baseline at week 12. We expect to report top-line results from this trial in calendar year 2027.

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

IMVT-1402 as a Potential Treatment for CIDP

In March 2025, we initiated a potentially registrational trial evaluating IMVT-1402 in adults with CIDP. This trial (NCT07032662) is a randomized, placebo-controlled, 24-week trial in CIDP patients, followed by a 52-week open label extension. The study is expected to enroll approximately 162 participants randomized (2:1) to one either receiving IMVT-1402 600 mg weekly SC, or matched placebo for the 24-week treatment period. The study’s primary endpoint will evaluate the proportion of participants remaining relapse free at week 24, where relapse is defined as worsening on the adjusted inflammatory neuropathy cause and treatment (aINCAT) score at any time point relative to baseline. We expect to report top-line results from this trial in calendar year 2028.

More details on the trial design are described in the figure below:

Key Agreements

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, Roivant Sciences GmbH (“RSG”), a wholly owned subsidiary of Roivant Sciences Ltd (“RSL”), entered into the HanAll Agreement. Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to (a) develop, import and use (i) the antibody referred to as batoclimab, (ii) certain back-up and next-generation antibodies (including IMVT-1402) and (iii) products containing such antibodies, and (b) to commercialize such products, in the U.S., Canada, Mexico, the EU, the UK, Switzerland, the Middle East, North Africa and Latin America (the “Licensed Territory”) for all human and animal uses during the term of the agreement. With respect to these licenses, RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the Licensed Territory outside of the U.S. and EU; (2) an affiliate of RSG in any country in the Licensed Territory; and (3) a third party in the U.S. and EU only after submission of a biologics license application (“BLA”) in the U.S. or a Marketing Authorization Application in the EU. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody and certain back-up and next-generation antibodies (including IMVT-1402), with or through a contract research organization or service provider in the Licensed Territory.

In December 2018, we obtained and assumed all of the rights, title, interest and future obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the Licensed Territory, pursuant to an assignment and assumption agreement between RSG and our wholly owned subsidiary, Immunovant Sciences GmbH, (“ISG”), for an aggregate purchase price of $37.8 million. In January 2026, we completed an internal reorganization and transfer of intellectual property rights related to our product candidates between two wholly-owned subsidiaries of the Company. Ownership and rights to such intellectual property remain with us and our subsidiaries.

Pursuant to the HanAll Agreement, we will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million upon the achievement of certain regulatory and sales milestone events. We are also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expires; (B) the date on which the data or market exclusivity expires; and (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

The HanAll Agreement will expire on a product-by-product basis on the expiration of the last royalty term with respect to a given licensed product, unless earlier terminated. We may terminate the HanAll Agreement in its entirety without cause upon 180 days’ written notice following 30 days of discussion. Either party may terminate the HanAll Agreement upon 60 days’ written notice for uncured material breach (or 30 days in the case of non-payment), or immediately upon written notice if the other party files a voluntary petition, is subject to a substantiated involuntary petition or for certain other insolvency events. HanAll may terminate the HanAll Agreement if we or our affiliates challenge the validity or enforceability of any of the licensed patents. We have commenced discussions with HanAll regarding the future disposition of batoclimab, including the potential return to HanAll of certain rights for batoclimab. In April 2026, we notified HanAll of our decision to indefinitely delay further development of batoclimab and focus our resources fully on IMVT-1402. Under the HanAll Agreement, we retain final decision-making authority over development and regulatory matters for licensed products in our Licensed Territory, and we believe we have satisfied our obligations under the HanAll Agreement, including with respect to batoclimab. HanAll may disagree with our interpretation of the agreement or our actions thereunder, and we may be unable to reach an agreement with HanAll regarding the future of batoclimab. This could result in a dispute with HanAll involving arbitration or litigation.

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

Sales and Marketing

We do not currently have our own sales or distribution capabilities and our marketing capabilities are limited. In order to commercialize IMVT-1402, or any other product candidate, if approved for commercial sale, we would have to develop additional infrastructure to support global product sales and marketing activities. We intend to build a small, targeted specialty sales organization in the U.S., targeting specialist physicians that treat high numbers of patients with autoimmune conditions. We believe these physicians treat a majority of patients with the autoimmune indications for which we intend to seek regulatory approval and most often serve as the diagnosing and treating physicians for such indications. We may opportunistically seek strategic collaborations to maximize the commercial opportunities for IMVT-1402, or any other product candidates inside and outside the U.S.

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

Currently, we contract with well-established third-party manufacturers for the manufacture of our drug substance and our drug product. With respect to IMVT-1402, we have established arrangements with CMOs to supply drug substance and drug product to support our current and planned clinical trial programs, as well as anticipated commercial supply to support the potential launch of IMVT-1402, if approved.

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

Competition

We expect to face intense competition from other biopharmaceutical companies who are developing agents for the treatment of autoimmune diseases. We are aware of several FcRn inhibitors that are in clinical development. These include efgartigimod (Argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB). In 2023, the FDA approved VYVGART® Hytrulo (efgartigimod alfa and hyaluronidase-qvfc) for the treatment of generalized myasthenia gravis (“gMG”) in adults who test positive for the AChR antibody. Previously, the FDA approved VYVGART (efgartigimod alfa-fcab) in the same patient population in 2021. In 2023, the FDA also approved RYSTIGGO® (rozanolixizumab-noli) for the treatment of gMG in adult patients who are AChR or anti-muscle-specific tyrosine kinase antibody positive. In 2024, the FDA expanded the label for VYVGART Hytrulo to include the treatment of CIDP. In 2025, the FDA approved the VYVGART Hytrulo prefilled syringe for the treatment of adult patients with AChR antibody positive gMG and adult patients with CIDP. In 2025, IMAAVY® (nipocalimab-aahu), an anti-FcRn monoclonal antibody, was approved by the FDA for the treatment of MG in adult and pediatric patients aged 12 and older who are anti-AChR and anti-MuSK antibody positive. Viridian Therapeutics is developing a portfolio of engineered FcRn inhibitors, including VRDN-006 and VRDN-008, both of which are currently in Phase 1 development, and have the potential to treat a broad array of autoimmune diseases.

Our product candidates, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. SOLIRIS® (eculizumab), marketed by AstraZeneca, is an antibody inhibitor of the C5 protein approved in 2017 for the treatment of MG in patients who are positive for anti-AChR antibodies. Other C5 complement inhibitors approved in gMG include ULTOMIRIS® (ravulizumab-cwvz), which was approved in April 2022, and ZILBRYSQ® (zilucoplan), approved in October 2023. In December 2025, Amgen announced FDA approval of UPLIZNA® (inebilizumab), a CD19-targeted humanized monoclonal antibody, for the treatment of AChR-positive gMG.

For CIDP, our product candidates may also face competition from agents in Phase 3 with different mechanisms of action including C1 inhibitors riliprubart (Sanofi), DNTH103 (Dianthus) and C2 inhibitor empasiprubart (Argenx SE).

For Graves’ disease, we are aware of multiple agents with different mechanisms of action that are in early-stage development including TSH antagonists being developed by Crinetics Pharmaceuticals and Lycia Therapeutics (LCA-0321) and currently in IND-enabling studies, Biohaven’s IgG degrader (BHV-1300) in a Phase 1 study, Merida Biosciences’ FC biotherapeutic targeting TSHR (MER511) in a Phase 1 study, Yarrow Bioscience’s anti-TSHR antibody (YB-101) entering a Phase 1b/2b trial, and Sanofi’s BTK inhibitor (rilzabrutinib) in a Phase 2 study. In January 2026, Viridian announced pre-clinical development of an anti-TRAb, half‑life extended monoclonal antibody candidate with potential use in the treatment of Graves’ disease and TED, which is intended to be delivered by subcutaneous administration via autoinjector. In March 2026, Argenx SE announced a registrational clinical trial in Graves’ disease is expected to initiate in 2026.

For RA, which is the most common systemic autoimmune disease, treatment options include a variety of conventional oral, targeted synthetic and biologic DMARDs. However, for the subset of patients characterized by inadequate response to two or more biologic or targeted DMARDs, no proven treatment options are available.

For CLE, a dermatology focused therapeutic category with no treatment innovation for more than 50 years, treatment options include prevention of exposure to sunlight with the utilization of both topical and systemic therapies such as antimalarials, immunomodulators and immunosuppressives (methotrexate, mycophenolate). With the significant unmet need and increasing demand for biologic therapies in dermatology and rheumatology, the competitive landscape for SCLE and CCLE is a growing market for novel therapies and diagnostic tools in early and late-stage development. Biogen announced positive data in March 2026 from the Phase 2 portion of its Phase 2/3 study evaluating litifilimab (a humanized IgG1 monoclonal antibody targeting blood dendritic cell antigen 2 (BDCA2)). AstraZeneca is conducting a Phase 3 study of its type I interferon receptor inhibitor, anifrolumab. Merck also has entered Phase 3 evaluations of enpatoran, its oral, selective small-molecule inhibitor of Toll-like receptors 7 and 8.

For SjD, therapeutic approaches include a variety of local agents to address the associated dry eye and mouth and/or immunosuppressive treatments to address the systemic manifestations of disease. Although a variety of drug classes have been trialed to-date, there are no disease-modifying therapies approved for the treatment of SjD. Anti-FcRns nipocalimab and efgartigimod are currently in Phase 3 trials in SjD. IMVT-1402 may also face competition from other drug classes, including inhibitors of TYK2 (deucravacitinib), CD40 (dazodalibep), BAFF (ianalumab) or BLyS/APRIL (telitacicept).

Drug development is highly competitive and subject to rapid and significant technological advancements. For example, Argenx SE is developing its next generation FcRn inhibitors, ARGX‑213, which is in a registrational study for an undisclosed indication, as well as ARGX-124, which is in early clinical development. Our ability to compete will significantly depend upon our ability to complete necessary clinical trials and regulatory approval processes and effectively market any drug that we may successfully develop. Our current and potential future competitors include pharmaceutical and biotechnology companies, as well as academic institutions and government agencies. The primary competitive factors that will affect the commercial success of any product candidate for which we may receive marketing approval include efficacy, safety and tolerability profile, dosing convenience, price, coverage, reimbursement and public opinion. Many of our existing or potential competitors have substantially greater financial, technical and human resources than we do and significantly greater experience in the discovery and development of product candidates, as well as in obtaining regulatory approvals of those product candidates in the U.S. and in foreign countries. Many of our current and potential future competitors also have significantly more experience commercializing drugs that have been approved for marketing. Mergers and acquisitions in the pharmaceutical and biotechnology industries could result in even more resources being concentrated among a smaller number of our competitors. In December 2025, VYNE Therapeutics Inc. and Yarrow Bioscience, Inc. entered into a definitive merger agreement, following completion of which, the combined company plans to focus on advancing YB-101, a clinical stage TSHR antibody for the treatment of GD and TED. In March 2026, Biogen agreed to acquire Apellis Pharmaceuticals for $5.6 billion, expanding its immunology and rare disease portfolio. Competition may reduce the number and types of patients available to us to participate in clinical trials because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors.

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

Following our assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG became the exclusive licensee of certain patents, patent applications and know-how directed to batoclimab, IMVT-1402, and certain back-up and next-generation antibodies, and products containing such antibodies, in the Licensed Territory. In January 2026, the Company completed an internal reorganization and transfer of intellectual property rights related to the Company’s product candidates between two wholly-owned subsidiaries of the Company. As of January 14, 2026, IMVT Corporation (“IMVT Corp”) assumed control of all IP rights directed to batoclimab, IMVT-1402, and certain back-up and next-generation antibodies, and products containing such antibodies, in the Licensed Territory. As of March 31, 2026, the in-licensed patent portfolio includes a patent family covering batoclimab with pending patent applications and/or issued patent(s) in the U.S., Argentina, Brazil, Canada, European Patent Office, Israel, Mexico and Saudi Arabia. This in-licensed patent family was filed in 2015 and discloses anti-FcRn antibodies, including batoclimab, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to batoclimab as defined by its CDRs and epitope or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to batoclimab as defined by its CDRs or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. A further patent was issued in the U.S. on March 28, 2023 with claims to two isolated anti-FcRn antibodies other than batoclimab or an antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. A European patent in this family was issued on May 10, 2023 with claims directed to batoclimab as defined by its heavy and light chain variable sequences. There are also issued patents in this family in Brazil, Canada, Israel, Mexico and Saudi Arabia. In this family, applications are pending in Argentina, Mexico, the U.S. and in Europe. The patents of this patent family may expire in 2035, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In addition, the in-licensed patent portfolio includes another patent family that discloses a pharmaceutical formulation for an anti-FcRn antibody. This patent family includes pending applications in the U.S., and in Europe, Israel, Canada, Mexico and Argentina, and any patent issued in this patent family may expire in 2041, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Additionally, as of March 31, 2026, independent of the licensed patent portfolio, IMVT Corp owns a patent family directed to methods of treating thyroid eye disease (a.k.a., Graves’ ophthalmopathy) using anti-FcRn antibodies that include pending patent applications in the U.S. as well as foreign counterparts in certain jurisdictions including Brazil, Canada, Chile, Europe, Israel, and Mexico. Any patent issued from this patent family may expire in 2039, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Further, IMVT Corp owns a patent family directed to and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include pending patent applications in the U.S. and in European Patent Office. Any patent issued from this patent family may expire in 2040, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

IMVT Corp jointly owns rights with HanAll to a patent family covering IMVT-1402 and its uses to treat autoimmune disease, which includes patent applications in the U.S. as well as foreign counterparts in certain jurisdictions including Brazil, Canada, Chile, Colombia, Egypt, European Patent Office, Israel, Mexico, Panama, Peru and Saudi Arabia. Notably, in this patent family, a U.S. patent was issued on March 12, 2024, with claims directed to IMVT-1402 as defined by its CDRs, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, methods of treating an autoimmune disease using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. The patents of this patent family may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

IMVT Corp also owns patent families directed to methods of treating Graves’ disease (GD) and methods of treating CIDP using anti-FcRn antibodies including IMVT-1402 and batoclimab, which include pending patent applications in the U.S. as well as foreign counterparts in certain jurisdictions including Brazil, Canada, Chile, Columbia, Egypt, Europe, Israel, Mexico, and Saudi Arabia. Any patent issued from these patent families may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

IMVT Corp also owns a patent family directed to high concentration protein formulations with polysorbate excipients and methods of making the same which include pending patent applications in the U.S. as well as foreign counterparts in certain jurisdictions including Brazil, Canada, Europe, and Mexico. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

IMVT Corp also owns a Patent Cooperation Treaty (“PCT”) application directed to methods of improving anti-FcRn therapies, which describes specific dosing regimens for IMVT-1402. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

IMVT Corp also owns PCT application and a corresponding Argentine application directed to formulations for anti-FcRn antibodies. Any patent issued from this patent family may expire in 2045, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

IMVT Corp also owns a PCT application and a corresponding Argentine provisional application directed to methods of treating skin diseases using anti-FcRn antibodies including IMVT-1402 and batoclimab. Any patent issued from this patent family may expire in 2046, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

IMVT Corp also owns a U.S. provisional application directed to methods of inducing remission in GD patients using anti-FcRn antibodies including IMVT-1402 and batoclimab. Any patent issued from this patent family may expire in 2046, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

IMVT Corp owns a registered trademark for IMMUNOVANT and the combination of its logo Y-shaped antibody and IMMUNOVANT in the United States and many other jurisdictions throughout the world for goods and services. As of March 31, 2026, this trademark portfolio includes pending trademark applications and/or registered trademarks in the U.S. and/or foreign jurisdictions. Under the HanAll Agreement, we have the right to market IMVT-1402 and batoclimab in the Licensed Territory under the trademarks of our choice, subject to regulatory approval. However, upon termination of the HanAll Agreement, we must assign to HanAll all rights, title and interest in and to any and all trademarks we use in the development, manufacture or commercialization of the licensed products.

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

Government Regulation

The FDA and other regulatory authorities at federal, state, supranational, national and local levels, including in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various nonclinical, clinical and commercial approval requirements of the governing regulatory authorities of the countries in which we wish to conduct studies or seek approval or licensure of IMVT-1402 or any future product candidate.

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

•conduct of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, GCP and other clinical-trial related regulations and guidance to evaluate the safety, purity and potency of the proposed biologic product candidate for each proposed indication;

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

European Union Drug Approval Process

Changes to EU’s General Pharmaceutical Law

The EU’s pharmaceutical legislation is currently changing. In December 2025, the EU legislators reached an agreement on the proposed new rules. Key changes will include:
•one year reduction in base-line regulatory data exclusivity;
•re-coup option of lost data exclusivity product with strict conditions;
•launch and supply obligations based on “best efforts” with non-compliance resulting in loss of protections at Member State level;
•expansion of the Bolar exemption to health technology assessments, pricing, and reimbursement submissions;
•reduction in the “standard” orphan market exclusivity period;
•transferable data exclusivity voucher for priority antimicrobials;
•shortened EMA review timelines and other procedural reforms.

The new legislation will enter into application 24 months after final publication in the Official Journal of the European Union, which is currently expected in Q4 2026. Other proposed EU acts, such as the Critical Medicines Act and the Biotech Act, may bring additional changes.

Approvals

In the EU, medicinal products can only be commercialized after a related marketing authorization (“MA”), has been granted. A company may submit a marketing authorization application (“MAA”) either on the basis of the centralized, or decentralized procedure or mutual recognition procedure.

To obtain an MA for a product in the EU, an applicant must submit an MAA either under a centralized procedure administered by the EMA or one of the procedures administered by the competent authorities of EU Member States (decentralized procedure, national procedure or mutual recognition procedure). An MA may be granted only to an applicant established in the European Economic Area (“EEA”) (which is comprised of the 27 Member States of the EU plus Norway, Iceland and Liechtenstein). We have focused on the centralized procedure as we expect it to be the relevant procedure for our product candidates.

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

The above-described timelines will be reduced with the newly adopted revised EU pharmaceutical legislation, including reduced assessment time (210 to 180 days) and a Commission Implementing Decision must be completed within 46 days, down from the previous 67-day timeframe.

An MA granted through the centralized procedure has, in principle, an initial validity of five years. An MA granted through the centralized procedure may be renewed after five years on the basis of a re-evaluation of the risk-benefit balance by the EMA. To support the application, the MA holder must provide the EMA with a consolidated version of the eCTD (Common Technical Document) providing up-to-date data concerning the quality, safety and efficacy of the product, including all variations introduced since the MA was granted, at least nine months before the MA ceases to be valid. The European Commission may decide on justified grounds relating to pharmacovigilance, to proceed with one further five year renewal period for the MA. Once subsequently definitively renewed, the MA shall be valid for an unlimited period. Any authorization which is not followed by the actual placing of the medicinal product on the EU market for a centralized MA within three years after authorization ceases to be valid (the so-called sunset clause).

The above-described rules will change with the newly adopted revised EU pharmaceutical legislation. In particular, marketing authorizations will now be valid indefinitely, eliminating the requirement for five-year renewals.

The EU also provides opportunities for market exclusivity. Upon receiving an MA in the EU, innovative medicinal products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, data exclusivity prevents generic or biosimilar applicants from referencing the innovator’s pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar marketing authorization during a period of eight years from the date on which the reference product was first authorized in the EU. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity period. The overall ten-year period will be extended to a maximum of eleven years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to authorization, is held to bring a significant clinical benefit in comparison with existing therapies.

The above-described regulatory exclusivity rules will change with the newly adopted revised EU pharmaceutical legislation, introducing amongst other a one year base-line reduction of market exclusivity which can be “recouped” under certain circumstances. Specifically, companies can secure additional one-year extensions if their product addresses an unmet medical need, or contains a new active substance meeting certain requirements. The cumulative duration of these market exclusivity periods may not exceed two years. Market protection can also be extended once by a further year if, during the data protection period, the product is granted authorization for one or more new therapeutic indications demonstrating significant clinical benefit compared to existing therapies.

Drug-Device Combinations

Our product candidates designed to be delivered to patients by dedicated medical devices may be subject to EU requirements applicable to combination products. In the EU, products that are a combination of a medicinal product and a medical device are regulated as either a medicinal product or a medical device, depending on which component has the primary mode of action.

Medical devices that incorporate a medicinal product as an integral part that has an action ancillary to the action of the medical device are regulated as medical devices in accordance with Regulation (EU) 2017/745 on Medical Devices (“MDR”). However, the quality, safety and usefulness of the medicinal product must also be verified as part of the device and a scientific opinion from a national competent authority of an EU Member State or from the EMA, depending on its nature and therapeutic intention, must be sought regarding the quality and safety of the medicinal product, including the benefit or risk of its incorporation into the medical device. Where a medical device incorporates a medicinal product as an integral part as a single use drug delivery system, it is regulated as a medicinal product. In this case, the relevant General Safety and Performance Requirements (“GSPRs”) of the MDR will apply to the safety and performance of the device element.

Brexit and the Regulatory Framework in the United Kingdom

The UK’s withdrawal from the EU on January 31, 2020, commonly referred to as Brexit, has changed the regulatory relationship between the UK and the EU. The Medicines and Healthcare products Regulatory Agency (“MHRA”) is now the UK’s standalone regulator for medicinal products and medical devices. The United Kingdom is now a third country to the EU.

The UK regulatory framework in relation to clinical trials is governed by the Medicines for Human Use (Clinical Trials) Regulations 2004, as amended, which is derived from the CTD, as implemented into UK national law through secondary legislation. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials, and which aimed to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The UK Government published its response to the consultation on March 21, 2023 confirming that it would bring forward changes to the legislation and such changes were laid in parliament on December 12, 2024. On April 10, 2025, the Medicines for Human Use (Clinical Trials) (Amendment) Regulations 2024 came into law. A 12-month implementation period will apply before the amended regulations come fully into force on April 10, 2026. The main changes are to implement a risk-proportionate approach where low-risk trials can receive faster approval through automatic authorization, the establishment of a combined review process to integrate ethics committee and regulatory approvals into a single approval, and the implementation of enhanced transparency requirements to mandate the registration of clinical trials in a public registry and the publication of trial results within 12 months of trial completion.

Marketing authorizations in the UK are governed by the Human Medicines Regulations (SI 2012/1916), as amended. Since January 1, 2021, an applicant for the EU centralized procedure marketing authorization can no longer be established in the UK. As a result, since this date, companies established in the UK cannot use the EU centralized procedure and instead must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain a marketing authorization to market products in the UK. All existing EU marketing authorizations for centrally authorized products were automatically converted or grandfathered into UK marketing authorization, effective in Great Britain only, free of charge on January 1, 2021, unless the marketing authorization holder opted-out of this possibility. Northern Ireland remained within the scope authorizations of the EU in relation to centrally authorized medicinal products until January 31, 2025. However, on January 31, 2025, a new arrangement as part of the so-called “Windsor Framework” came into effect and reintegrated Northern Ireland under the regulatory authority of the MHRA with respect to medicinal products, as marketing authorizations valid in Great Britain became valid in the United Kingdom. The Windsor Framework removes EU licensing processes and EU labeling and serialization requirements in relation to Northern Ireland and introduces a UK-wide licensing process for medicines.

The MHRA has also introduced changes to national marketing authorization procedures. This includes the introduction of procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment route, a rolling review procedure and the International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the International Recognition Procedure (“IRP”) when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. These include the FDA, the EMA and national competent authorities of individual EEA countries. A positive opinion from the EMA and CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures are considered to be authorizations for the purposes of the IRP.

There is no pre-marketing authorization orphan designation for medicinal products in the UK. Instead, the MHRA reviews applications for orphan designation in parallel to the corresponding marketing authorization application. The criteria are essentially the same as those in the EU, but have been tailored for the market. This includes the criterion that prevalence of the condition in the UK, rather than the EU, must not be more than five in 10,000. Upon the grant of a marketing authorization with orphan status, the medicinal product will benefit from up to 10 years of market exclusivity from similar products in the approved orphan indication. The start of this market exclusivity period will be set from the date of first approval of the product in the UK.

The MHRA offers new assessment procedures for marketing authorization applications for medicinal products. The new marketing authorization application assessment procedures include:

• International Recognition Procedure. Since January 1, 2024, the MHRA may rely on the IRP when reviewing certain types of marketing authorization applications. This procedure is available for applicants for marketing authorization who have already received an authorization for the same product from a reference regulator. Reference Regulators include the FDA, the EMA, and national competent authorities of individual EEA countries. A positive opinion from the CHMP, or a positive end of procedure outcome from the mutual recognition or decentralized procedures, is considered to be authorizations for the purposes of the IRP;

• National marketing authorization applications. The MHRA offers a timeline of no more than 150 days (excluding clock-stop periods where further information is requested) for the assessment of national applications for the marketing authorization of a medicinal product in the UK; and

• The “rolling review” route, which allows companies to make an application in stages, throughout the product’s development, rather than as a consolidated full dossier submission. This route is available for new active substances in the UK.

Nonclinical and Clinical Development

Before testing any biologic product candidate in humans, the product candidate undergoes preclinical testing. Preclinical tests, also referred to as non-clinical studies, include laboratory evaluations of the product chemistry, pharmacology, toxicity and formulation, as well as animal studies to assess the pharmacokinetics, metabolism, bio-distribution, elimination and toxicity of the product candidate. The conduct of the preclinical tests and formulation of the compounds for testing must comply with federal regulations and requirements and certain preclinical trials must conform to the FDA’s GLP requirements.

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

Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board or independent data monitoring committee, which provides direction for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries. Information about most clinical trials must be submitted within specific timeframes for publication on the www.clinicaltrials.gov website maintained by the U.S. National Institutes of Health (the “NIH”). Sponsors are also obligated to disclose the results of their clinical trials after completion. Competitors may use this publicly available information to gain knowledge regarding the progress of development programs. Information for certain clinical trials also must be publicly disclosed within certain time limits on the clinical trial registry and results databank maintained by the NIH.

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

A therapeutic product candidate being studied in clinical trials may be made available for treatment of individual patients, intermediate-size patient populations, or for widespread treatment use under an expanded access protocol, under certain circumstances. Pursuant to the 21st Century Cures Act, or Cures Act, which was signed into law in December 2016, the manufacturer of one or more investigational products for the diagnosis, monitoring, or treatment of one or more serious diseases or conditions is required to make available, such as by posting on its website, its policy on evaluating and responding to requests for individual patient access to such investigational product.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017 was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase 1 clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA authorization under an FDA expanded access program; however, manufacturers are not obligated to provide investigational new drug products under the current federal right to try law.

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

In the EU, clinical trials are governed by the Clinical Trials Regulation (EU) No 536/2014 (“CTR”). The CTR is intended to harmonize and streamline clinical trial authorizations, simplify adverse-event reporting procedures, improve the supervision of clinical trials and increase transparency. Specifically, the Regulation, which is directly applicable in all EU Member States, introduces a streamlined application procedure through a single-entry point, the “EU portal”, the Clinical Trials Information System; a single set of documents to be prepared and submitted for the application; as well as simplified reporting procedures for clinical trial sponsors. A harmonized procedure for the assessment of applications for clinical trials has been introduced and is divided into two parts. Part I assessment is led by the competent authorities of a reference Member State selected by the trial sponsor and relates to clinical trial aspects that are considered to be scientifically harmonized across EU Member States. This assessment is then submitted to the competent authorities of all concerned Member States in which the trial is to be conducted for their review. Part II is assessed separately by the competent authorities and Ethics Committees in each concerned EU Member State. Individual EU Member States retain the power to authorize the conduct of clinical trials on their territory.

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

In the EU, innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (“PRIME”), scheme, which provides incentives similar to the breakthrough therapy designation in the U.S. PRIME is a voluntary scheme aimed at enhancing the EMA’s support for the development of medicinal products that target unmet medical needs. Eligible products must target conditions for which there is an unmet medical need (there is no satisfactory method of diagnosis, prevention or treatment in the EU or, if there is, the new medicinal product will bring a major therapeutic advantage) and they must demonstrate the potential to address the unmet medical need by introducing new methods of therapy or improving existing ones. Benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements and potentially accelerated MAA assessment once a dossier has been submitted.

In the EU, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The European Commission may grant a conditional MA for a medicinal product if it is demonstrated that all of the following criteria are met: (i) the benefit-risk balance of the medicinal product is positive; (ii) it is likely that the applicant will be able to provide comprehensive data post-authorization; (iii) the medicinal product fulfils an unmet medical need; and (iv) the benefit of the immediate availability to patients of the medicinal product is greater than the risk inherent in the fact that additional data are still required. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and must be renewed annually until all related conditions have been fulfilled. Once any pending studies are provided, the conditional MA can be converted into a traditional MA. However, if the conditions are not fulfilled within the timeframe set by the EMA and approved by the European Commission, the MA will cease to be renewed.

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

The above-described concepts will largely continue under the newly adopted revised EU pharmaceutical legislation.

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

In the EU, Regulation (EC) No. 141/2000, as implemented by Regulation (EC) No. 847/2000 provides that a medicinal product can be designated as an orphan medicinal product by the European Commission if its sponsor can establish that: (i) the product is intended for the diagnosis, prevention or treatment of life-threatening or chronically debilitating conditions; (ii) either (a) such conditions affect not more than 5 in 10,000 persons in the EU when the application is made or (b) the product without the benefits derived from orphan status, would not generate sufficient return in the EU to justify the necessary investment in developing the medicinal product; and (iii) there exists no satisfactory authorized method of diagnosis, prevention or treatment of the condition that has been authorized in the EU, or even if such method exists, the product will be of significant benefit to those affected by that condition.

In the EU, to maintain an ODD, a sponsor must demonstrate that it still satisfies the orphan designation criteria at the time of the marketing authorization. This includes a requirement for the sponsor to demonstrate “significant benefit” compared with any treatments that are authorized at the time of the re-evaluation of the orphan criteria. Comparators may include products that are authorized after the sponsor has submitted its marketing authorization, but before the sponsor’s orphan designation criteria have been re-assessed.

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

The above-described ODD rules will change with the newly adopted revised EU pharmaceutical legislation, introducing amongst other a one year base-line reduction of market exclusivity to nine years (but 11 years for a new breakthrough orphan category). Other changes also include only an additional one year of market exclusivity for new orphan indication, which can be granted maximum twice.

Following the UK’s departure from the EU there is no pre-marketing authorization orphan designation in Great Britain. Instead, orphan designation is applied for at the same time as applying for a marketing authorization. While the criteria to be granted an orphan medicinal product designation remain effectively the same in Great Britain as in the European Union, the designation will be based on the prevalence of the relevant condition in Great Britain. It is therefore possible that conditions that were or would have been designated as orphan conditions in Great Britain prior to the end of the Transition Period are or would no longer be and that conditions that were not or would not have been designated as orphan conditions in the EU will be designated as such in Great Britain. The UK legislation offers similar market exclusivity conditions for medicinal products with an orphan designation. However, UK-wide marketing authorization applications including orphan designation can only be submitted if there is no active orphan designation granted in the EU.

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

In the EU, Regulation (EC) No 1901/2006 provides that all MAAs for new medicinal products must include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (“PDCO”). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the medicinal product for which marketing authorization is being sought. The PDCO may grant a deferral of the obligation to implement some or all of the measures provided in the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Furthermore, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Where the applicant has complied with an agreed PIP and the results of the pediatric studies (whether positive or negative) are included in the product information, and the medicinal product is authorized in all EU Member States, the holder is entitled to a six-month extension of the SPC (if an SPC exists). For orphan medicinal products, completion of the PIP results in a two-year extension of orphan market exclusivity. For other countries outside of the EU, such as certain countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary from country to country. In all cases, the clinical trials are to be conducted in accordance with GCP and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

Under the new pharmaceutical legislation, PIPs may in some cases be developed in an “evolutionary” manner, allowing studies to adapt over time as scientific knowledge develops. By contrast, the text also imposes a potentially heavy new burden by restricting the current possibility to waive the obligation to conduct pediatric studies where the disease or condition occurs only in adult populations, or where the product is not expected to represent a significant therapeutic benefit for pediatric patients. Such waivers may not be granted where the product displays a mechanism of action, including where its action is directed at a specific molecular target or biological pathway, that on the basis of existing scientific data is “relevant for a different disease or condition in the same therapeutic area in children” compared to the adult population. In addition, where a pediatric indication is authorized following completion of a PIP, MAHs will be required to place the product on the market within two years of approval of that indication, reinforcing obligations on timely launch and availability.

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

Where an MA is granted in relation to a medicinal product in the EU, the holder of the MA is required to comply with a range of regulatory requirements applicable to the manufacturing, marketing, promotion and sale of medicinal products. Similar to the U.S., both MAHs and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the individual EU Member States. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (“PSURs”).

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

In the EU, the advertising and promotion of medicinal products are subject to both EU and EU Member States’ laws governing promotion of medicinal products, interactions with physicians and other healthcare professionals, misleading and comparative advertising and unfair commercial practices. Although general requirements for advertising and promotion of medicinal products are established under EU legislation, the details are governed by regulations in individual EU Member States and can differ from one country to another. For example, applicable laws require that promotional materials and advertising in relation to medicinal products comply with the product’s Summary of Product Characteristics (“SmPC”), as approved by the competent authorities in connection with an MA. The SmPC is the document that provides information to physicians concerning the safe and effective use of the product. Promotional activity that does not comply with the SmPC is considered off-label and is prohibited in the EU. Direct-to-consumer advertising of prescription medicinal products is also prohibited in the EU.

The above-described concepts will largely continue under the newly adopted revised EU pharmaceutical legislation. One new change is that under the new rules, it is explicitly prohibited to do any form of advertising that aims to highlight negatively another medicinal product, as well as advertising that suggests that a medicinal product is safer or more effective than another medicinal product, unless demonstrated and supported by the SmPC.

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

In the EU, there is a special regime for biosimilars, or biological medicinal products that are similar to an approved reference medicinal product but that do not meet the definition of a generic medicinal product owing to in particular differences relating to raw materials or differences in manufacturing processes of the biological medicinal product and the reference biological medicinal product. Biosimilars are approved in accordance with the same quality, safety and efficacy standards which apply to biological medicinal products. For such products, the results of appropriate preclinical or clinical trials must be provided in support of an application for marketing authorization, including comparative clinical and non-clinical studies with the reference biological medicinal product to demonstrate that the biosimilar is both highly similar to the reference product (notwithstanding natural variability inherent to all biological medicines) and that there are no clinically meaningful differences between the biosimilar and the reference medicine in terms of safety, quality and efficacy. However, the biosimilar manufacturer is not required to replicate the testing results or trial data contained in the dossier of the reference biological medicinal product. Guidelines from the EMA detail the type and quantity of supplementary data that must be provided to support authorization of different types of biological product.

The above-described concepts will largely continue under the newly adopted revised EU pharmaceutical legislation. However, generic, hybrid and biosimilar entry will in several instances be available earlier than under today’s rules.

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

The federal Anti-Kickback Statute is a criminal law that prohibits, among other things, any person or entity, from knowingly and willfully offering, paying, soliciting or receiving any remuneration, directly or indirectly, overtly or covertly, in cash or in kind, to induce or in return for purchasing, leasing, ordering or arranging for the purchase, lease or order of any item or service reimbursable, in whole or in part, under Medicare, Medicaid or other federal healthcare programs. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the Affordable Care Act to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. The Anti-Kickback Statute has been interpreted to apply to arrangements between therapeutic product manufacturers on one hand and, for example, prescribers, purchasers, third party payors, pharmacies and pharmacy benefit managers on the other. There are a number of statutory exceptions and regulatory safe harbors protecting some common activities from the reach of the Anti-Kickback Statute. The exceptions and safe harbors are interpreted narrowly by enforcement authorities and practices that involve remuneration that may be alleged to be intended to induce prescribing, purchasing or recommending any product payable by the federal health care programs may be subject to scrutiny if they do not qualify for an exception or safe harbor. Failure to meet all of the requirements of a particular statutory exception or regulatory safe harbor does not make the conduct per se illegal under the Anti-Kickback Statute. Instead, where an arrangement does not clearly meet the terms of an applicable exception or safe harbor, the legality of the arrangement will be evaluated on a case-by-case basis based on prudential factors that authorities, including the HHS of Inspector General, utilize to determine whether a particular arrangement poses a risk of fraud and abuse to the federal health care programs (e.g., increasing costs to government payors). Our practices may not in all cases meet all of the criteria for protection under a statutory exception or regulatory safe harbor and we cannot rule out the possibility that enforcement authorities, including the Office of Inspector General, could scrutinize our practices in the future.

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

The federal false claims laws and civil monetary penalty laws, including the FCA, prohibit any person or entity from, among other things, (i) knowingly presenting, or causing to be presented, claims for payment of government funds that are false or fraudulent, including claims submitted to federal healthcare programs, such as Medicare and Medicaid, (ii) knowingly making, using, or causing to be made or used a false record or statement material to a false or fraudulent claim to the federal government, (iii) knowingly making, using or causing to be made or used a false record or statement material to an obligation to pay money to the government, or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money. A claim includes “any request or demand” for money or property presented to the U.S. government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement. Pharmaceutical and other healthcare companies have been, and continue to be, prosecuted under these laws, among other things, for various conduct. For example, enforcement has pursued manufacturers allegedly providing free product to customers with the expectation that the customers would bill federal programs for the product, and also for causing false claims to be submitted because of the marketing of the product for unapproved, off-label, and thus generally non-reimbursable, uses.

HIPAA included additional federal criminal statutory provisions that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud or to obtain, by means of false or fraudulent pretenses, representations or promises, any money or property owned by, or under the control or custody of, any healthcare benefit program, including private third-party payors, willfully obstructing a criminal investigation of a healthcare offense, and knowingly and willfully falsifying, concealing or covering up by trick, scheme or device, a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Like the Anti-Kickback Statute, the Affordable Care Act amended the intent standard for certain healthcare fraud statutes that were added by HIPAA such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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

Additionally, the federal Physician Payment Sunshine Act (the “Sunshine Act”) within the Affordable Care Act, and its implementing regulations, requires that certain manufacturers of drugs, devices, biological and medical supplies, among others, report annually to CMS information related to certain payments or other transfers of value made or distributed to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and U.S. teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, the physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value, and ownership or investment interest may result in civil monetary penalties.

Many states have similar statutes or regulations to the above federal laws that may be broader in scope and may apply regardless of payor (i.e., are not exclusive to government payors). We may also be subject to state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and/or state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, drug pricing or marketing expenditures. Multiple states have adopted laws that require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging, or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost.” These laws may differ from each other in significant ways and may not have the same effect, further complicating compliance efforts.

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

Additionally, to the extent that we have business operations in foreign countries, sell any of our products in foreign countries and jurisdictions, or engage with physicians from other countries, including Canada or the EU, we may be subject to additional, comparable, regulation.

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

Privacy, Data Protection and Information Security

Because our business involves the collection, use, storage and transmission of personal information, we are subject to numerous federal, state, local and foreign laws, regulations and other obligations relating to privacy, data protection, and information security. Such laws include (or may include) Section 5(a) of the Federal Trade Commission Act, the California Consumer Privacy Act of 2018 (as amended by the California Privacy Rights Act of 2020), the California Online Privacy Protection Act, the European Union’s General Data Protection Regulation 2016/679 (“EU GDPR”), the EU GDPR as it forms part of UK law by virtue of section 3 of the European Union (Withdrawal) Act 2018 (“UK GDPR”) and the European Union’s ePrivacy Directive. Countries around the world have adopted or are proposing similar laws and regulations relating to privacy, data protection and information security, and we may become subject to them as we expand our operations into new geographic markets.

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

Different pricing and reimbursement schemes exist in other countries. In the EU, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Other countries may require the completion of additional studies that compare the cost-effectiveness of a particular product candidate to currently available therapies (so called health technology assessments) in order to obtain reimbursement or pricing approval. For example, some EU Member States may approve a specific price for a product, or they may instead adopt a system of direct or indirect controls on the profitability of the company placing the product on the market. Other EU Member States allow companies to fix their own prices for products but monitor and control prescription volumes and issue guidance to physicians to limit prescriptions. Recently, many EU Member States have increased the amount of discounts that pharmaceutical companies are required to offer. These efforts could continue as countries attempt to manage healthcare expenditures. The downward pressure on healthcare costs in general, particularly prescription products, has become intense. As a result, increasingly high barriers are being erected to the entry of new products onto national markets. Political, economic, and regulatory developments may further complicate pricing negotiations, and pricing negotiations may continue after reimbursement has been obtained. Reference pricing used by various EU Member States, and parallel trade (arbitrage between low-priced and high-priced member states), can further reduce prices.

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

Since January 2025, Regulation No 2021/2282 on HTA has been applicable, with phased implementation based on the type of product, i.e., oncology and advanced therapy medicinal products as of 2025, orphan medicinal products as of 2028, and all other medicinal products by 2030. The Regulation intends to boost cooperation among EU member states in assessing health technologies, including new medicinal products, and provide the basis for cooperation at the EU level for joint clinical assessments in these areas. It permits EU Member States to use common HTA tools, methodologies, and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the highest potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early, and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technology, and making decisions on pricing and reimbursement.

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

For example, the Affordable Care Act has substantially changed healthcare financing and delivery by both governmental and private insurers. The Affordable Care Act, among other things, increased the minimum level of Medicaid rebates payable by manufacturers of brand name drugs; required collection of rebates for drugs paid by Medicaid managed care organizations; imposed a non-deductible annual fee on pharmaceutical manufacturers or importers who sell certain “branded prescription drugs” to specified federal government programs; implemented a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted, or injected; expanded the types of entities eligible for the 340B drug discount program; expanded eligibility criteria for Medicaid programs; created a new Patient-Centered Outcomes Research Institute to oversee, identify priorities in, and conduct comparative clinical effectiveness research, along with funding for such research; and established a Center for Medicare Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been amendments to and legal and political challenges to certain aspects of the Affordable Care Act. For example, while Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance, delaying the implementation of certain mandated fees, and increasing the point-of-sale coverage gap discount that is owed by pharmaceutical manufacturers who participate in Medicare Part D. In June 2021, the U.S. Supreme Court dismissed a lawsuit challenging the constitutionality of certain aspects of the ACA, without ruling on the merits of the constitutionality arguments. On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs, effective January 1, 2024. On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. These enhanced subsidies expired on December 31, 2025 but remain the subject of Congressional debate. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and implementing a new manufacturer discount program. In addition, there may be other efforts to challenge, repeal or replace the Affordable Care Act. It is unclear how any future challenges and the healthcare reform measures of the current presidential administration will impact the Affordable Care Act. The ultimate content, timing or effect of any healthcare reform legislation on the U.S. healthcare industry is also unclear, particularly given the recent change in administration.

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

Additionally, there has been increasing legislative and enforcement interest in the U.S. with respect to specialty drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries, presidential executive orders and proposed and enacted federal legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drugs. The IRA, among other things (i) directs HHS to negotiate the price of certain high-expenditure, single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (ii) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. These provisions began to take effect progressively starting in fiscal year 2023. CMS has and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the OBBBA signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

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

The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices, through various means, including presidential executive orders and agency action. These efforts include, among other things, proposals to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

Individual states in the U.S. have also become increasingly active in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states have begun identifying products for affordability reviews and issuing information request to manufacturers to determine whether upper payment limits may be justified.

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

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA. Additionally, in February 2025 HHS ended a longstanding commitment to voluntarily comply with notice and comment requirements, even when not required by statute, which could contribute to rapid changes in policy without opportunity for public input. The new framework could increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will likely be subject to increased litigation and judicial scrutiny. Congress may introduce and ultimately pass health care related legislation that could, among others, impact the drug approval process and modify the Medicare Drug Price Negotiation Program, expand the orphan drug exclusion in the IRA, and reduce Medicaid enrollment and funding. We expect additional health reform measures may be implemented in the future, particularly given the recent change in administration.

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

Additionally, to the extent that we have business operations in foreign countries, sell any of our products in foreign countries and jurisdictions, or engage with officials from other countries, including Canada or the EU, we may be subject to additional, comparable, regulation.

Additional Regulation

In addition to the foregoing, state and federal laws regarding safe working conditions, environmental protection and hazardous substances, including the Occupational Safety and Health Act, the Resource Conservation and Recovery Act and the Toxic Substances Control Act, affect our business. These and other laws govern our use, handling and disposal of various biological, chemical and radioactive substances used in, and wastes generated by, our operations. If our operations result in contamination of the environment or expose individuals to hazardous substances, we could be liable for damages and governmental fines. We believe that we are in material compliance with applicable environmental laws and that continued compliance therewith will not have a material adverse effect on our business. We cannot predict, however, how changes in these laws may affect our future operations.

Other Regulations

We are also subject to numerous federal, state and local laws relating to such matters as safe working conditions, manufacturing practices, environmental protection, fire hazard control and disposal of hazardous or potentially hazardous substances. We may incur significant costs to comply with such laws and regulations now or in the future.

Human Capital

Our Vision and Culture

We are driven by our vision of enabling normal lives for patients with autoimmune diseases. We champion an environment where all feel a sense of belonging by promoting a creative and collaborative workplace that leads to genuine connection and innovation. As a diverse workforce, we are committed to inclusion and equity across race, gender, age, religion, physical ability, identity, sexual orientation and experience. Together, our vision and strength as a team are driven by our values focused on accountability to patients, constantly adapting to drive toward our vision, working to bring powerful ideas to life. We believe if our employees are well aligned with our values and culture, they will be highly engaged, which will support their performance and impact on the organization.

Employees

As of March 31, 2026, we had 315 full-time permanent employees, primarily in the U.S. Of these employees, approximately 55% have advanced degrees including but not limited to Ph.D., M.D., and M.B.A., and approximately 85% were engaged in research and development activities. More than half of our workforce, as well as our senior management team, is comprised of women. None of our employees are represented by a labor union or covered by collective bargaining agreements, and we have not had any work stoppages. We believe our relationship with our employees is good.

As the clinical development of our product candidates progresses and, if any of our product candidates receives marketing approval, we may grow the number of employees in the areas of sales, marketing, reimbursement and distribution.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and additional employees. The principal purpose of our equity incentive plan, which provides for the granting of stock-based compensation and performance cash awards, if applicable, at the discretion of the Board, is to attract, retain and motivate our employees, non-employee directors and consultants. Our cash bonus awards are based on Company progress toward key annual goals and employee performance.

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
•the FDA or other relevant foreign regulatory authorities may disagree with the number, design, size, conduct or implementation of our clinical trials, including whether the design of our clinical trials is sufficient to support a regulatory approval;
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
•the FDA or other relevant foreign regulatory authorities may require development of a REMS drug safety program or similar strategy imposed by foreign regulatory authorities, as a condition of approval;
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

Our product candidates are still in clinical development and will require extensive clinical testing before we are prepared to submit a BLA or other similar application for regulatory approval. For example, we are conducting trials evaluating IMVT-1402 in GD, D2T RA, MG, CIDP, SjD and CLE. Except for D2T RA and CLE, the first top-line data for any of the studies are not expected until sometime in calendar year 2027, assuming we can fully enroll and successfully complete the relevant trials according to our anticipated timelines. We cannot provide any assurance that any clinical trials will be conducted as planned or completed on schedule, if at all. Clinical trials are very expensive and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming and costly and is dependent upon collaboration with many contract research organizations (“CROs”) and clinical trial sites.

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
•imposition of a temporary or permanent clinical hold by regulatory agencies for a number of reasons, including after review of an investigational new drug application (“IND”) or amendment, a clinical trial application (“CTA”) or amendment, or equivalent application or amendment; as a result of a new safety finding that presents unreasonable risk to clinical trial participants; a negative finding from a Good Clinical Practice (“GCP”) inspection of our clinical trial operations or trial sites; developments in trials conducted by in-class competitors that raise regulatory concerns about risk to patients of the class broadly; or if the regulator finds that the investigational protocol or plan is clearly deficient to meet its stated objectives;
•failure to perform in accordance with the FDA’s or any other regulatory authority’s GCP requirements, or other regulatory guidelines in other countries;
•unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other foreign regulatory authorities;
•inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•an institutional review board (“IRB”) or ethics committee refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•IRBs or ethics committees issuing negative opinions regarding a clinical trial or requiring substantial modifications of a proposed clinical trial;
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

We may encounter delays or difficulties in enrolling or be unable to enroll a sufficient number of patients to complete any of our clinical trials on our current timelines, or at all, and even once enrolled, we may be unable to retain a sufficient number of patients to complete any of our trials. Enrollment in our clinical trials may be slower than we anticipate or be stopped, leading to delays in our development timelines. For example, we may face difficulty enrolling or maintaining a sufficient number of patients in our clinical trials evaluating IMVT-1402 for MG, CIDP and GD due to existing alternative treatments available, including efgartigimod, rozanolixizumab, and nipocalimab for the treatment of MG, efgartigimod, IVIg, plasma exchange and steroids for the treatment of CIDP, and anti-thyroid drugs and ablative treatments for GD. In addition, patients may decline to enroll or decide to withdraw from our clinical trials due to protocol-required washout periods or the risk of receiving placebo.

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

Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients if a clinical trial is paused and then subsequently resumed. For example, we previously voluntarily paused dosing in our clinical trials for batoclimab due to elevated total cholesterol and LDL levels observed in some patients treated with batoclimab. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates or could render further development impossible.

The results of our preclinical studies and clinical trials may not support our proposed claims for our product candidates, or regulatory approval on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior preclinical testing and clinical trials. In particular, we cannot assure you that the reductions in IgG antibodies and favorable analyte profile that we have observed in our Phase 1 trial of IMVT-1402 will be observed in any future clinical trials, including pivotal trials necessary for regulatory approvals, or that such reductions in IgG antibodies will correlate with clinical benefits sufficient to demonstrate that the efficacy endpoints of the study are met. Likewise, promising interim results or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and may lack statistical significance, which would further limit the reliability of such interim or preliminary data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results were seen with their product candidates in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made during clinical trials, including previously unobserved adverse effects.

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints may cause us to abandon development of the product candidate in question. For example, our Phase 3 trials evaluating batoclimab in TED failed to meet the primary endpoint, resulting in our decision to discontinue development of batoclimab. Any delay in, or termination of, our clinical trials will delay the submission of a BLA to the FDA or similar applications with other relevant foreign regulatory authorities and, ultimately, our ability to commercialize our product candidates (if approved) and generate product revenue. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our expectations for differentiation or the effectiveness or safety of our product candidates. The FDA has substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we may propose. In addition, only a small percentage of biologics under development result in the submission of a BLA to the FDA, or other similar applications with other relevant foreign regulatory authorities, and even fewer are approved for commercialization.

Interim, “top-line” or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose preliminary or “top-line” data from our clinical trials, which is based on a preliminary analysis of then-available top-line data, and the results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data has been received and fully evaluated. Top-line data also remains subject to audit and verification procedures that may result in the final data being materially different from the preliminary data we previously disclosed. As a result, top-line data should be viewed with caution until the final data is available. We may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete is subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data becomes available. Adverse differences between preliminary or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in volatility in the price of shares of our common stock.

Further, others, including regulatory authorities, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and what we determine is the material or otherwise appropriate information to include in our disclosure is subject to interpretation, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular drug, product candidate or our business. If the top-line data that we report differs from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize IMVT-1402, or any future product candidate, our business, operating results, prospects or financial condition may be harmed.

Our product candidates may be associated with adverse events or cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, cause us to abandon further development or limit the commercial viability of any approved label or market acceptance.

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

For example, treatment-related side effects associated with batoclimab in our clinical trials previously caused us to pause dosing in our clinical trials of batoclimab. We voluntarily paused dosing in our early phase clinical studies of batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. We incurred a delay to evaluate the available safety data and eventually continued our clinical development of batoclimab and adjusted protocols that contained long-term treatment durations to include frequent monitoring of plasma lipids and guidelines for the management of any observed lipid abnormalities. Although our focus is currently on IMVT-1402, which has not been observed to cause the treatment-induced lipid elevations associated with batoclimab, these occurrences harmed, and any similar occurrences may in the future harm, our business, financial condition and prospects.

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

In addition to the safety, efficacy, manufacturing, and regulatory hurdles faced by our product candidates, the administration of proteins such as monoclonal antibodies, even those that are fully human in nature, including our product candidates, can cause an immune response, resulting in the creation of antibodies directed against the therapeutic protein. These anti-drug antibodies can have no effect or can neutralize the effectiveness of the protein or require that higher doses be used to obtain a therapeutic effect. Whether anti-drug antibodies will be created and how they react can often not be predicted from nonclinical studies or clinical trials and their detection or appearance is often delayed. As a result, neutralizing antibodies may be detected at a later date or upon longer exposure periods, such as following more chronic administration in longer lasting clinical trials. In some cases, detection of neutralizing antibodies can even occur after pivotal clinical trials have been completed. Therefore, there can be no assurance that neutralizing antibodies will not be detected in future clinical trials or at a later date upon longer exposure (including after commercialization). If anti-drug antibodies reduce or neutralize the effectiveness of any of our product candidates, the continued clinical development or receipt of marketing approval for such product candidate could be delayed or prevented and, even if such product candidate is approved, its commercial success could be limited, any of which would impair our ability to generate revenue and continue operations.

If we are not able to obtain required regulatory approvals, we will not be able to commercialize IMVT-1402 or any future product candidate, and our ability to generate product revenue will be impaired.

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

The markets for autoimmune disease therapies are competitive and are characterized by significant technological development and new product introduction. For example, there are several large and small pharmaceutical companies focused on delivering therapeutics for our targeted autoimmune disease indications, including GD, MG, CIDP, RA, CLE and SjD. We anticipate that, if we obtain regulatory approval of any of our product candidates, we will face significant competition from other approved therapies or drugs that become available in the future for the treatment of our target indications. If approved, our product candidates may also compete with unregulated, unapproved and off-label treatments. Even if a biosimilar product is less effective than our product candidates, a less effective biosimilar may be more quickly adopted by physicians and patients than our competing product candidates based upon healthcare cost or convenience. Our product candidates, if approved, are expected to present a novel therapeutic approach for certain indications we are pursuing and will have to compete with existing therapies, some of which are widely known and accepted by physicians and patients. To compete successfully in this market, we will have to demonstrate that the relative cost, safety and efficacy of our product candidates, if approved, provide an attractive alternative to existing standard of care and other new therapies to gain a share of some patients’ discretionary budgets and to gain physicians’ attention and adoption within their clinical practices. Some of the companies that may offer competing products also have a broad range of other product offerings, large direct sales forces, established patient support programs, and long-term customer relationships with our target physicians, which could inhibit our market penetration efforts. Such competition could lead to reduced market share for our product candidates and contribute to downward pressure on the pricing of our product candidates, which could harm our business, financial condition, operating results and prospects.

We face intense competition from other biopharmaceutical companies who are marketing and developing agents for the treatment of autoimmune diseases, including multiple agents in the anti-FcRn class. These include efgartigimod (Argenx SE), nipocalimab (Johnson & Johnson) and rozanolixizumab (UCB SA), each of which are approved for the treatment of generalized myasthenia gravis (“gMG”). Efgartigimod is also approved for the treatment of CIDP. Each of efgartigimod and nipocalimab are being evaluated in Phase 3 studies in SjD, and Argenx plans to initiate an efgartigimod study in GD in 2026. Other FcRn inhibitors include Viridian Therapeutics’ VRDN-006 and VRDN-008, each of which is currently in Phase 1 development, and have the potential to treat a broad array of autoimmune diseases.

Our product candidates, if approved, may also face competition from agents with different mechanisms of action. The most commonly prescribed first-line agents for the treatment of MG are acetylcholinesterase inhibitors, such as pyridostigmine, which are marketed by several manufacturers of generic medicines. IVIg is also routinely used for patients with MG. A number of C5 complement inhibitors are approved in gMG including SOLIRIS® (eculizumab), ULTOMIRIS® (ravulizumab-cwvz), and ZILBRYSQ® (zilucoplan). UPLIZNA® (inebilizumab), a CD19-targeted humanized monoclonal antibody, is approved for the treatment of gMG.

IMVT-1402 may also face competition in CIDP from agents in Phase 3 development with different mechanisms of action including C1 inhibitors riliprubart (Sanofi), DNTH103 (Dianthus) and C2 inhibitor empasiprubart (Argenx SE).

We are aware of multiple agents with different mechanisms of action that are in early-stage development for the treatment of GD, including TSH antagonists being developed by Crinetics Pharmaceuticals and Lycia Therapeutics (LCA-0321) and currently in IND-enabling studies, Biohaven’s IgG degrader (BHV-1300) in a Phase 1 study, Merida Biosciences’ FC biotherapeutic targeting TSHR (MER511) in a Phase 1 study, Yarrow Bioscience’s anti-TSHR antibody (YB-101) entering a Phase 1b/2b trial, and Sanofi’s BTK inhibitor (rilzabrutinib) in a Phase 2 study. Viridian has an anti-TRAb, half‑life extended monoclonal antibody candidate in preclinical development with potential use in the treatment of GD, which is intended to be delivered by subcutaneous administration via autoinjector.

CLE is a dermatology focused therapeutic category with no treatment innovation for more than 50 years, but treatment options include prevention of exposure to sunlight with the utilization of both topical and systemic therapies such as antimalarials, immunomodulators, and immunosuppressives (methotrexate, mycophenolate). With the significant unmet need and increasing demand for biologic therapies in dermatology and rheumatology, the competitive landscape for SCLE and CCLE is a growing market for novel therapies and diagnostic tools in development. Biogen is in Phase 2/3 with litifilimab (BDCA2), AstraZeneca is in Phase 3 anifrolumab (IFNAR1) with many other early development programs, and Merck has entered Phase 3 evaluations of enpatoran.

Therapeutic approaches for SjD include a variety of local agents to address the associated dry eye and mouth and/or immunosuppressive treatments to address the systemic manifestations of disease. In addition to the anti-FcRn competitors mentioned above, IMVT-1402 may also face competition from other drug classes, including inhibitors of TYK2 (deucravacitinib), CD40 (dazodalibep), BAFF (ianalumab) or BLyS/APRIL (telitacicept).

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
•demonstrate through our clinical trials that IMVT-1402 or any future product candidate is differentiated from existing and future therapies;
•attract qualified scientific, product development, manufacturing and commercial personnel;
•obtain patent or other proprietary protection for IMVT-1402, or any future product candidates;
•obtain required regulatory approvals, including approvals to market IMVT-1402 or any future product candidate we develop, in ways that are differentiated from existing and future products and treatments;
•have commercial quantities of any approved product manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•successfully commercialize IMVT-1402 or any future product candidate, if approved;
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

Additional time may be required to obtain marketing authorizations for the autoinjector presentation of IMVT-1402 because it would be subject to regulation as a combination product.

Combination products are therapeutic and diagnostic products that combine drugs, devices and/or biological products. The autoinjector presentation of IMVT-1402 would be considered a combination product that requires coordination within the FDA and in similar foreign regulatory authorities for review of its device and biologic components. Although the FDA and similar foreign regulatory authorities have systems in place for the review and approval of combination products such as ours, we may experience delays in the development and commercialization of these product candidate presentations due to uncertainties in the product development and approval process.

In the EU, combination products are not subject to a single regulatory pathway. Products combining a medical device and a medicinal product are either regulated as a medicinal product or a medical device depending on which product has the primary mode of action. Alternatively, they can be regulated by two separate procedures, with elements regulated as a medicinal product and elements as a medical device. Authorities involved in the regulatory assessment of combination products may include the EMA, national competent authorities of EU Member States and Notified Bodies.

The regulatory approval processes of the FDA and comparable foreign authorities are lengthy, time-consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable foreign regulatory authorities, that such product candidate is safe and effective for its intended use. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are positive, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the U.S. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time-consuming. We do not have any product candidates approved for sale in any jurisdiction, including in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

The FDA and other foreign regulatory authorities’ policies may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of IMVT-1402 or any future product candidate. For example, in December 2025, the European Union legislators adopted a new Directive and Regulation, revising the existing pharmaceutical legislation. A number of changes to the regulatory framework governing medicinal products in the European Economic Area (“EEA”) will now occur, including a one year decrease in data and market exclusivity available in the EEA. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action, either in the U.S. or abroad. If we are slow or unable to adapt to changes in existing requirements or to the adoption of new requirements or policies or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained.

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
•the availability of third-party coverage and adequate reimbursement of our product candidates;
•utilization controls imposed by third-party payors, such as prior authorizations and step edits; and
•any restrictions on the use of our product candidate, if approved, together with other medications.

Market acceptance of new products for the treatment of the indications we pursue with our product candidates, including MG, CIDP, GD, RA, SjD and CLE, may also be affected by the perception that existing treatments are sufficient to treat the majority of these patients. In addition, our product candidates, if approved, may compete with other approved FcRn inhibitors or other FcRn inhibitors under development that have demonstrated similar levels of IgG reductions and shown clinical benefit by meeting their efficacy endpoints in completed clinical trials to date. In addition, the potential patient population for certain autoimmune indications that we may target are relatively small. This could affect the rate of adoption and as a result, market acceptance of our product candidates, if approved, could be much slower than anticipated.

We cannot assure you that IMVT-1402 or any future product candidate, if approved, will achieve broad market acceptance among physicians, patients and third-party payors. The failure of any such product candidate that receives regulatory approval or clearance to achieve market acceptance or commercial success would adversely affect our business and results of operations.

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

If we are unable to establish sales, marketing and distribution capabilities, either on our own, or in collaboration with third parties, we may not be successful in commercializing our product candidates, if approved.

We do not currently have our own sales or distribution capabilities and our marketing capabilities are limited. The cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to effectively market our product candidates if we obtain regulatory approval, we must successfully build out our sales, marketing, compliance, distribution and related capabilities or make arrangements with third parties to perform these services. We will also need a patient support services organization to ensure patients have appropriate access to our products, once approved.

We expect to build a focused sales, distribution and marketing infrastructure to market our product candidates in the U.S., if approved. There are significant expenses and risks involved with establishing our own sales, marketing and distribution capabilities, including our ability to hire, retain and appropriately incentivize qualified individuals, develop an appropriate and effective compliance function, provide adequate training to sales and marketing personnel and effectively manage geographically dispersed sales and marketing teams to generate sufficient demand. Any failure or delay in the development of our internal sales, marketing and distribution capabilities could delay any product launch, which would adversely impact its commercialization. If the commercial launch of our first product candidate, if approved, for which we recruit a sales force and establish marketing capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly and our investment would be lost if we cannot retain or reposition our sales and marketing personnel. The costs associated with a sales, marketing and distribution infrastructure may exceed the net revenues we are able to generate from the sale of a product candidate following regulatory approval.

Factors that may inhibit our efforts to commercialize our products on our own include:

•our inability to recruit, train and retain adequate numbers of effective sales, marketing, reimbursement, patient support, medical affairs and other support personnel;
•the inability of sales personnel to appropriately inform and educate healthcare providers regarding the potential benefits and proper administration of our products;
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•the inability to price products at a sufficient price point to ensure an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of any product candidate, it could result in a delay to, or reduce the effectiveness of, our commercialization efforts. This could adversely impact the product revenues generated from a product candidate following regulatory approval.

If we decide to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring any product candidate to market or generate product revenue. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to any of our product candidates or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our product revenues, including net revenues, may be lower than if we were to market and sell a product candidate through an internal sales force. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion.

If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates following regulatory approval and may not become profitable. We may be competing with many companies that currently have extensive and well-funded marketing and sales operations. Without an internal team or the support of a third party to perform marketing and sales functions, we may be unable to compete successfully against these more established companies.

We may seek orphan drug designations for IMVT-1402 or other product candidates we develop, but we may be unable to obtain such further designation or to maintain the benefits associated with orphan drug status even if that designation is granted.

As part of our business strategy, we have in the past and may in the future seek orphan drug designations for any product candidates we develop, and we may be unsuccessful. In July 2021, we were granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, we received orphan drug designation from the European Commission for batoclimab for the treatment of MG. We may seek orphan drug designation from the FDA for IMVT-1402 where there is a medically plausible basis for its use. We may also seek orphan drug designations for IMVT-1402 for the treatment of other indications in European countries, where available.

Although we may seek additional orphan drug designations for our product candidates where available from the FDA, the European Commission and other regulatory authorities, we may never receive such further designation. Moreover, obtaining orphan drug designation for a product candidate for the treatment of a given indication does not mean we will be able to obtain such designation for any other indications. Even if we were to obtain orphan drug designation for a product candidate from any regulatory authority, we may not be the first to obtain marketing approval for the same drug for any particular orphan indication due to the uncertainties associated with developing pharmaceutical products, and thus approval of our product candidates could be blocked for years if another company obtains approval and orphan drug exclusivity for the same drug and same condition before us. If we do obtain market exclusivity in the U.S. or in European countries, it may be limited if we seek approval for an indication broader than the orphan designated indication and may be lost if the FDA or applicable regulatory authority later determines that the request for designation was materially defective or if we are unable to assure sufficient quantities of the product to meet the needs of the relevant patients. Further, exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition, the same drugs can be approved for different indications and might then be used off-label in our approved indication and different drugs for the same condition may already be approved and commercially available. Orphan drug designation does not convey any automatic advantage in, or shorten the duration of, the development or FDA or foreign regulatory authority review and approval process.

It is also possible that current or future litigation or action by Congress could change the scope of available orphan exclusivity. Any changes to the orphan drug provisions could change our opportunities for, or likelihood of success in obtaining, orphan drug exclusivity and would materially adversely affect our business, financial condition, results of operations, cash flows and prospects.

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

•potential noncompliance with the Foreign Corrupt Practices Act of 1977, as amended (the “FCPA”), the United Kingdom Bribery Act 2010 (the “UK Bribery Act”) or similar antibribery and anticorruption laws in other jurisdictions;
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

Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors and customers are subject to applicable healthcare regulatory laws, which could expose us to penalties or other negative actions.

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support programs, charitable organizations and customers expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute any product for which we obtain marketing approval. Such laws include, among others:

•the federal Anti-Kickback Statute, a criminal law that broadly prohibits the exchange of any “remuneration” related to items or services for which payment may be made, in whole or in part, under a federal healthcare program such as Medicare and Medicaid. The term “remuneration” has been broadly interpreted to include anything of value. The intent standard under the federal Anti-Kickback Statute was amended by the Patient Protection and Affordable Care Act (“Affordable Care Act”) to a stricter standard such that a person or entity no longer needs to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation. A claim including items or services resulting from a violation of the federal Anti-Kickback Statute also constitutes a false or fraudulent claim for purposes of the federal civil False Claims Act (“FCA”). A conviction for a violation of the federal Anti-Kickback Statute can result in criminal fines and/or imprisonment and requires mandatory exclusion from participation in federal health care programs. Exclusion may also be imposed if the government determines that an entity has committed acts that are prohibited by the federal Anti-Kickback Statute;
•the federal criminal and civil false claims laws and civil monetary penalty laws, including the FCA, which prohibits, among other things, (i) knowingly presenting or causing to be presented, claims for payment of government funds that are false or fraudulent; (ii) knowingly making, or using or causing to be made or used, a false record or statement material to a false or fraudulent claim; (iii) knowingly making, using or causing to be made or used a false record or statement material to an obligation to pay money to the government; or (iv) knowingly concealing or knowingly and improperly avoiding, decreasing, or concealing an obligation to pay money to the federal government. Private individuals, commonly known as “whistleblowers,” can bring FCA qui tam actions, on behalf of the government and may share in amounts paid by the entity to the government in recovery or settlement;
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
•the federal Physician Payment Sunshine Act (as defined below), which requires certain manufacturers of drugs, devices, biologics and medical supplies, among others, to report annually to the Centers for Medicare & Medicaid Services (“CMS”), information related to payments or other “transfers of value” made by such manufacturers to U.S.-licensed physicians (defined to include doctors, dentists, optometrists, podiatrists and chiropractors), physician assistants, nurse practitioners, clinical nurse specialists, anesthesiologist assistants, certified registered nurse anesthetists, certified nurse midwives, and U.S. teaching hospitals, as well as ownership and investment interests held by U.S.-licensed physicians and their immediate family members. Failure to timely, accurately, and completely submit the required information for all payments, transfers of value and ownership or investment interests may result in civil monetary penalties;
•analogous state and foreign laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices;

•state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government; state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers, marketing expenditures or drug pricing; state and local laws that require the registration of pharmaceutical sales representatives; and state laws that require the reporting of certain pricing information, including information pertaining to and justifying price increases, prohibit prescription drug price gouging; or impose payment caps on certain pharmaceutical products deemed by the state to be “high cost”; and
•federal, state and foreign laws governing the privacy and security of personal information, including health information, such as HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which may require us to, among other data protection measures, provide notices, obtain individual consents to use and disclose information, give individuals rights with respect to their information and keep the information secure. Enforcement of such laws could result in civil and criminal penalties as well as, in some circumstances, damages and related costs in defending private actions, including class actions.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, authoritative guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other healthcare regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs or similar programs in other countries or jurisdictions, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. The issuance of a subpoena or an investigation, regardless of the merits, may result in negative publicity, a drop in our share price and other harm to our business, financial condition and results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Legislation targeting biotechnology companies with ties to certain foreign adversaries, including the BIOSECURE Act, could materially adversely affect our business, supply chain and results of operations.

We rely on third-party contract manufacturing organizations (“CMOs”) to manufacture drug substance and drug product for our product candidates. The BIOSECURE Act, enacted in December 2025 as Section 851 of the FY2026 National Defense Authorization Act, prohibits U.S. government agencies from procuring or obtaining biotechnology equipment or services from designated “biotechnology companies of concern,” and restricts agencies from entering into, extending, or renewing contracts with entities that use such covered equipment or services (the “BIOSECURE Act”). The statute relies on two designation mechanisms: (1) automatic designation through the Department of Defense’s Section 1260H list of “Chinese military companies”; and (2) a criteria-based pathway administered through an interagency process led by the Office of Management and Budget, which is required to publish a list of biotechnology companies of concern within one year.

The prohibitions under the BIOSECURE Act take effect following revisions to the Federal Acquisition Regulation, with the timing depending on the basis for a company’s designation as a “biotechnology company of concern.” Although the statute includes a five-year rule of construction that protects legacy agreements from being invalidated by the new restrictions, a safe harbor for items no longer produced or provided by a biotechnology company of concern, and limited case-by-case waivers in the national security interest, there can be no assurance that we will be able to fully avail ourselves of such provisions or that they will adequately mitigate the impact of the statute’s prohibitions on our operations. In such event, we may be required to transition manufacturing activities then performed by CMOs receiving the designation to alternative CMOs, which could be costly, time-consuming and disruptive to our supply chain and clinical development programs.

In addition to the BIOSECURE Act, the introduction or passage of other federal or state legislation, executive orders or regulatory actions further restricting U.S. biotechnology companies’ use of certain foreign-based CMOs could impose additional constraints on our manufacturing operations and supply chain. Although we also maintain manufacturing relationships with a number of different CMOs, there can be no assurance that we would be able to identify and qualify alternative manufacturers on commercially reasonable terms or in a timeframe sufficient to avoid material disruption to our business, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in healthcare law and implementing regulations, as well as changes in healthcare policy, may impact our business in ways that we cannot currently predict and may have a significant adverse effect on our business and results of operations.

There have been, and continue to be, numerous executive, legislative and regulatory changes and proposed changes regarding the U.S. healthcare system that could prevent or delay marketing approval of product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product candidates for which we obtain marketing approval. Among policy makers and payors in the U.S. there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving pricing transparency, improving quality and/or expanding patient access and the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives.

The Affordable Care Act, substantially changed the way healthcare is financed by both the government and private insurers, and significantly impacts the U.S. pharmaceutical industry. The Affordable Care Act, among other things: (1) introduced an “average manufacturer price” calculation for drugs and biologics that are inhaled, infused, instilled, implanted or injected and that are not generally dispensed through retail community pharmacies; (2) increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and expanded rebate liability from fee-for-service Medicaid utilization to include the utilization of Medicaid managed care organizations as well; (3) established a branded prescription drug fee that pharmaceutical manufacturers of branded prescription drugs must pay to the federal government; (4) expanded the list of covered entities eligible to participate in the 340B drug pricing program by adding new entities to the program; (5) expanded eligibility criteria for Medicaid programs by, among other things, allowing states to offer Medicaid coverage to additional individuals, including individuals with income at or below 133% of the federal poverty level, thereby potentially increasing manufacturers’ Medicaid rebate liability; (6) created a licensure framework for follow-on biologic products; and (7) established a Center for Medicare and Medicaid Innovation at CMS to test innovative payment and service delivery models to lower Medicare and Medicaid spending.

There have been amendments to and executive, judicial and Congressional challenges to certain aspects of the Affordable Care Act. While the U.S. Congress has not passed comprehensive repeal legislation, it has enacted laws that modify certain provisions of the Affordable Care Act, such as removing penalties, starting January 1, 2019, for not complying with the Affordable Care Act’s individual mandate to carry health insurance and eliminating the implementation of certain mandated fees. On June 17, 2021, the U.S. Supreme Court dismissed a legal challenge to the law brought by several states arguing that, without the individual mandate, the entire Affordable Care Act was unconstitutional. The Supreme Court dismissed the lawsuit without ruling on the merits of the states’ constitutionality arguments.

On March 11, 2021, the American Rescue Plan Act of 2021 was signed into law, which eliminated the statutory Medicaid drug rebate cap, previously set at 100% of a drug’s average manufacturer price, for single source and innovator multiple source drugs. As of January 1, 2024, manufacturers’ Medicaid Drug Rebate Program rebate liability is no longer capped, potentially resulting in a manufacturer paying more in Medicaid Drug Rebate Program rebates than it receives on the sale of certain covered outpatient drugs. Further, on August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law, which among other things, extended enhanced subsidies for individuals purchasing health insurance coverage in Affordable Care Act marketplaces through plan year 2025. These enhanced subsidies expired on December 31, 2025 but remain the subject of Congressional debate. In the future, there may be additional challenges and/or amendments to the Affordable Care Act. It is unclear how future litigation and the healthcare reform measures of future presidential administrations will impact the Affordable Care Act and our business. The IRA also eliminates the “donut hole” under the Medicare Part D program beginning in 2025 by significantly lowering the beneficiary maximum out-of-pocket cost and implementing a manufacturer discount program. It is possible that the Affordable Care Act will be subject to judicial or Congressional challenges in the future. It is unclear how any such challenges and the healthcare reform measures of the current presidential administration will impact the Affordable Care Act and our business. We are continuing to monitor any changes to the Affordable Care Act that, in turn, may potentially impact our business in the future.

Other legislative changes have been proposed and adopted since the Affordable Care Act was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year pursuant to the Budget Control Act of 2011 and subsequent laws, which began in 2013 and will remain in effect through 2032 (with the exception of a temporary suspension, and subsequent reduction, due to the COVID-19 pandemic) unless additional Congressional action is taken. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect customer demand and affordability for our products and, accordingly, the results of our financial operations.

There is also recent heightened governmental scrutiny over the manner in which pharmaceutical companies set prices for their marketed products, which has resulted in several Congressional inquiries and proposed federal legislation, as well as state efforts, designed to, among other things, bring more transparency to product pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient programs and reform government program reimbursement methodologies for drug products. For example, the IRA, among other things, (1) directs the U.S. Department of Health and Human Services (“HHS”) to negotiate the price of certain high-expenditure single-source biologics that have been on the market for at least 11 years covered under Medicare (the “Medicare Drug Price Negotiation Program”) and (2) imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation. CMS has and continues to take steps to implement the IRA, including negotiating and publishing “maximum fair prices” for drugs selected under the IRA’s price negotiation framework and releasing quarterly lists of Medicare Part B products and annual lists of Medicare Part D products that are subject to adjusted coinsurance rates based on the inflationary rebate provisions of the IRA. While it remains to be seen how the drug pricing provisions imposed by the IRA will affect the broader pharmaceutical industry, several pharmaceutical manufacturers and other industry stakeholders have challenged the law, including through lawsuits brought against the U.S. Department of Health and Human Services, the Secretary of the U.S. Department of Health and Human Services, CMS, and the CMS Administrator challenging the constitutionality and administrative implementation of the IRA’s drug price negotiation provisions. Additionally, when originally enacted, the IRA explicitly excluded from price negotiation orphan drugs designated for only one rare disease or condition and for which the only active approved indication is for such disease or condition. However, the One Big Beautiful Bill Act (“OBBBA”) signed into law on July 4, 2025, amended the applicable statute to broaden the orphan drug exclusion such that products with more than one orphan designation and more than one approved indication will remain exempt from price negotiation, so long as each approved indication is for a rare disease or condition. The OBBBA also postpones the start of price negotiation requirements for drugs and biologics with orphan designations until the product receives approval for a non-orphan indication.

The current presidential administration has also signaled its intent to pursue additional healthcare reform measures, including those aimed at reducing prescription drug prices, through various means, including presidential executive orders and agency action. These efforts include, among other things, proposals to establish a “most favored nation” drug pricing policy that would tie U.S. drug prices to the prices paid for drugs in other countries. It remains to be seen how these drug pricing initiatives will affect the broader pharmaceutical industry.

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

At the state level, individual states in the U.S. are increasingly active in passing legislation and implementing regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing. Another emerging trend at the state level is the establishment of prescription drug affordability boards, some of which will prospectively permit certain states to establish upper payment limits for drugs that the state has determined to be “high-cost.” Prescription drug affordability boards in several states have begun identifying products for affordability reviews and issuing information requests to manufacturers to determine whether upper payment limits may be justified. Furthermore, the increased emphasis on managed healthcare will put additional pressure on product pricing, reimbursement and usage, which may adversely affect our future product sales. These pressures can arise from rules and practices of managed care groups, other insurers, judicial decisions and governmental laws and regulations related to Medicare, Medicaid and healthcare reform, pharmaceutical reimbursement policies and pricing in general.

We expect that these and other healthcare reform measures that may be adopted in the future may result in more rigorous coverage criteria and lower reimbursement, and in additional downward pressure on the price that we receive for any approved product. Any reduction in reimbursement from Medicare or other government-funded programs may result in a similar reduction in payments from private payors. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our drugs, once marketing approval is obtained. The current presidential administration is pursuing policies to reduce regulations and expenditures across government including at HHS, the FDA, CMS and related agencies. These actions, presently directed by executive orders or memoranda from the Office of Management and Budget, may propose policy changes that create additional uncertainty for our business.

Additionally, in its June 2024 decision in Loper Bright Enterprises v. Raimondo, the U.S. Supreme Court overturned the longstanding Chevron doctrine, under which courts were required to give deference to regulatory agencies’ reasonable interpretations of ambiguous federal statutes. The Loper Bright decision could result in additional legal challenges to current regulations and guidance issued by federal agencies applicable to our operations, including those issued by the FDA, HHS, and CMS. The new framework could increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will likely be subject to increased litigation and judicial scrutiny.

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

Market acceptance and sales of any approved product that we develop will depend in part on the extent to which coverage and adequate reimbursement for these products and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. The pricing and reimbursement of our product candidates, if approved, must be adequate to support the costs associated with commercialization efforts. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates following regulatory approval, will be adversely affected. There is no assurance that our product candidates, if approved, would achieve adequate coverage and reimbursement levels.

In the U.S., no uniform policy of coverage and reimbursement for products exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidate that we develop through approval will be made on a plan-by-plan basis. For example, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage and adequate reimbursement for the same product, and payors may periodically review and change their coverage and reimbursement rates. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage, what amount it will pay the manufacturer, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our products, if approved, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of our products. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our products, to the extent that patients who are prescribed our products, if approved, are not separately reimbursed for the cost of the product.

The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Even if we do obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices charged for products. Reimbursement rates may vary according to the use of the drug and the clinical setting in which it is used, may be based on reimbursement levels already set for lower cost drugs and may be incorporated into existing payments for other services. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay payment assistance programs. Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. Further consolidation among insurers, pharmacy benefit managers and other payors would increase the negotiating leverage such entities have over us and other drug manufacturers. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products.

We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. Target patient populations may be small for some of the indications we may pursue with our product candidates. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage or reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidate for which we are able to obtain regulatory approval.

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some foreign jurisdictions that could affect our ability to profitably sell any product candidates following regulatory approval. There can be no assurance that our product candidates, if approved, will be considered medically reasonable and necessary or cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available or that reimbursement policies and practices in the U.S. and in foreign countries where our products are sold will not adversely affect our ability to sell our product candidates profitably, if approved for sale.

Many EU Member States periodically review their reimbursement procedures for medicinal products, which could have an adverse impact on reimbursement status. We expect that legislators, policymakers and healthcare insurance funds in the EU Member States will continue to propose and implement cost-containing measures, such as lower maximum prices, lower or lack of reimbursement coverage and incentives to use cheaper, usually generic, products as an alternative to branded products, and/or branded products available through parallel import to keep healthcare costs down. Moreover, in order to obtain reimbursement for our products in some European countries, including in the EU Member States, we may be required to compile additional data comparing the cost-effectiveness of our products to other available therapies. HTA of medicinal products are now part of the pricing and reimbursement procedures in the EU Member States. The HTA process, which is currently governed by EU law as well as national laws in each EU Member State, is the procedure to assess therapeutic, economic and societal impact of a given medicinal product in the national healthcare systems of the individual country. The outcome of an HTA will often influence the pricing and reimbursement status granted to these medicinal products by the competent authorities of individual EU Member States. The extent to which pricing and reimbursement decisions are influenced by the HTA of the specific medicinal product currently varies between EU Member States.

Regulation No 2021/2282 on HTA boosts cooperation among the EU Member States in assessing health technologies, including new medicinal products, and providing the basis for cooperation at the EU level for joint clinical assessments in these areas. The Regulation permits the EU Member States to use common HTA tools, methodologies and procedures across the EU, working together in four main areas, including joint clinical assessment of the innovative health technologies with the most potential impact for patients, joint scientific consultations whereby developers can seek advice from HTA authorities, identification of emerging health technologies to identify promising technologies early and continuing voluntary cooperation in other areas. Individual EU Member States will continue to be responsible for assessing non-clinical (e.g., economic, social, ethical) aspects of health technologies, and making decisions on pricing and reimbursement. If we are unable to maintain favorable pricing and reimbursement status in selected EU Member States for product candidates that we may successfully develop and for which we may obtain regulatory approval, any anticipated revenue from and growth prospects for those products in the EU could be negatively affected.

Legislators, policymakers and healthcare insurance funds in the EU may continue to propose and implement cost-containing measures to keep healthcare costs down. These measures could include limitations on the prices we would be able to charge for product candidates that we may successfully develop and for which we may obtain regulatory approval or the level of reimbursement available for these products from governmental authorities or third-party payors. Further, an increasing number of EU and other foreign countries use prices for medicinal products established in other countries as “reference prices” to help determine the price of the product in their own territory. Consequently, a downward trend in prices of medicinal products in some countries could contribute to similar downward trends elsewhere.

Risks Related to Our Business, Financial Position and Capital Requirements

We expect to incur significant losses for the foreseeable future and may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to obtain regulatory approval or fail to become commercially viable. We have never generated any product revenue and we cannot estimate with precision the extent of our future losses. We do not currently have any products that are available for commercial sale and we may never generate product revenue or achieve profitability. Our net loss was $505.6 million and $413.8 million for the years ended March 31, 2026 and 2025, respectively. As of March 31, 2026, we had an accumulated deficit of $1,745.1 million.

We expect to continue to incur substantial and increasing losses through the commercialization of IMVT-1402 or any future product candidate, if approved, and we currently have no products that are approved for commercial sale. As a result, we are uncertain when or if we will achieve profitability and, if so, whether we will be able to sustain it. Our ability to generate product revenue and achieve profitability is dependent on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for such product candidate and manufacture and successfully commercialize such product candidate alone or in collaboration with others. We cannot assure you that we will be able to achieve or maintain profitability even if we successfully commercialize IMVT-1402 or any future product candidate. If we do successfully obtain regulatory approval to market a product candidate, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we obtain regulatory approval, the number of competitors in such markets, the accepted price for our product candidates, the reimbursement environment for our product candidates and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities for IMVT-1402 or any future product candidate is narrower than we expect, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of such product candidate, even if approved. Failure to become and remain profitable may adversely affect the market price of shares of our common stock and our ability to raise capital and continue operations.

We expect our research and development expenses in connection with our development programs for our product candidates to continue to be significant. For example, we expect our research and development expenses to increase as we conduct evaluations of IMVT-1402, including trials currently underway in GD, D2T RA, MG, CIDP, SjD and CLE. In addition, if we obtain regulatory approval for IMVT-1402, we expect to incur increased sales, marketing and manufacturing expenses. As a result, we expect to continue to incur significant and increasing operating losses and negative cash flows for the foreseeable future. These losses had and will continue to have an adverse effect on our results of operations, financial position and working capital.

We have a limited operating history and have never generated any product revenue.

We are a clinical-stage biopharmaceutical company with a limited operating history. We have not yet demonstrated an ability to successfully complete a large-scale, pivotal clinical trial, obtain marketing approval, or conduct sales and marketing activities necessary for successful product commercialization. Consequently, we have no meaningful operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing, manufacturing and commercializing pharmaceutical products, including antibody-based products.

Our ability to generate product revenue and become profitable depends upon our ability to successfully complete the development of and obtain the necessary regulatory approvals for our product candidates we develop. We have never been profitable, have no products approved for commercial sale and have not generated any product revenue.

Even if we receive regulatory approval for IMVT-1402 or any future product candidate, we do not know when or if we will generate product revenue.

Our ability to generate product revenue depends on a number of factors, including, but not limited to, our ability to:

•successfully complete clinical trials and obtain regulatory approval for the marketing of IMVT-1402 or any future product candidate in the U.S. and in other jurisdictions;
•add operational, financial and management information systems personnel, including personnel to support our planned future commercialization efforts;
•initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of IMVT-1402 or any future product candidate manufactured at acceptable cost and quality levels and in compliance with FDA and other foreign regulatory requirements;
•attract and retain experienced management and advisory teams;
•raise additional funds when needed and on terms acceptable to us;
•commercially launch IMVT-1402 or any future product candidate, if approved, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

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

Because of the numerous risks and uncertainties associated with product development, including delays in subject enrollment or interruptions in clinical trial supplies or investigational product, we are unable to predict the timing or amount of increased expenses or when or if we will be able to achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or comparable foreign regulatory authorities to perform studies or clinical trials in addition to those that we currently anticipate. Even if IMVT-1402 or any future product candidate is approved for commercial sale, we anticipate incurring significant costs associated with its commercial launch. If we cannot successfully execute any one of the foregoing, our business may not succeed and you may lose some or all of your investment.

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

We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our product candidates. For example, we will require substantial capital to execute our plans to conduct studies evaluating IMVT-1402, including those currently underway in GD, D2T RA, MG, CIDP, SjD and CLE. Our expenditures may also include costs associated with the HanAll Agreement, including payments in connection with the resolution of any potential dispute with HanAll relating to our development of batoclimab, the achievement of certain future regulatory milestones for IMVT-1402 prior to generating any product sales, significant further payments upon the achievement of certain sales milestones and tiered royalty payments in connection with the commercial sale of IMVT-1402, if approved.

We will require additional capital to complete the development and potential commercialization of our product candidates. Because the length of time and activities associated with successful development of our product candidates are highly uncertain, we are unable to estimate with certainty the actual funds we will require for development and any approved marketing and commercialization activities. Additional capital may not be available in sufficient amounts or on reasonable terms, if at all, and our ability to raise additional capital may be adversely impacted by global economic conditions, including disruptions to and volatility in the credit and financial markets in the U.S. and worldwide, geopolitical tensions, including the rising tensions between China and Taiwan, tensions in Venezuela, the ongoing military conflicts between Russia and Ukraine and in the Middle East, including the recent hostilities involving Iran, changes in inflation, interest rates, international trade policies and tariffs and other factors. Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

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
•the cost of establishing sales, marketing and distribution capabilities for IMVT-1402 or any future product candidate in regions where we choose to commercialize such product candidate, if approved, on our own; and
•the initiation, progress, timing and results of our commercialization of our product candidates, if approved for commercial sale.

We do not have any committed external source of funds. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of IMVT-1402 and any future product candidates or potentially discontinue operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our product candidate development efforts. Because of the numerous risks and uncertainties associated with the development and potential commercialization of IMVT-1402, we are unable to estimate the associated amounts of increased capital outlays, operating expenditures and capital requirements.

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

If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our future revenue streams, research programs, or batoclimab, IMVT-1402 or any future product candidate or grant licenses on terms that may not be favorable to us. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market product candidates that we would otherwise develop and market ourselves. Although we were able to raise additional funds through an underwritten offering of our common stock completed in December 2025, there can be no assurances that we will be able to raise additional capital on favorable terms (if at all) in the future.

We rely on the HanAll Agreement to provide us rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement could adversely affect our development or commercialization of IMVT-1402.

We have licensed our core intellectual property relating to IMVT-1402 and batoclimab from HanAll under the HanAll Agreement. The HanAll Agreement imposes a variety of obligations on us, including those relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If we materially breach any of our obligations under the HanAll Agreement and are unable to cure that breach within the time frame specified under the HanAll Agreement, we may be required to pay damages to HanAll and they may have the right to terminate the HanAll Agreement, which would result in us being unable to develop or manufacture our product candidates. We have commenced discussions with HanAll regarding the potential return of certain rights for batoclimab.

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

We shared top-line results from the two batoclimab Phase 3 TED studies concurrently in April 2026. Neither study achieved its primary endpoint, leading us to make a decision to discontinue further development of batoclimab across all indications to focus fully on IMVT-1402. HanAll has a variety of interests in the licensed products including under the HanAll Agreement and outside of our Licensed Territory and may, as a result of those interests, disagree with, or initiate a dispute with respect to, our plans for batoclimab. While the HanAll Agreement gives us final decision-making authority over development and regulatory matters for licensed products in our Licensed Territory, and we believe we have satisfied our obligations under the HanAll Agreement, including with respect to batoclimab, HanAll may disagree with our interpretation of the agreement or our actions thereunder, and we may be unable to reach an agreement with HanAll regarding the future of batoclimab. This could result in a dispute with HanAll involving arbitration or litigation. In the event that HanAll asserts a breach, we do not believe there would be any basis for such a claim, and we would vigorously contest such a claim if made. Any potential dispute with HanAll could be very expensive and time-consuming, may divert our management’s attention from our core business, and may result in unfavorable results that could materially impact our business. In addition, discontinuing further development of and regulatory submissions for batoclimab could impact and result in disputes with third parties, such as with respect to the contract manufacturing of batoclimab, which may be time-consuming and expensive to resolve.

The HanAll Agreement obligates us to make milestone payments, some of which may be triggered prior to our potential commercialization of any product candidate.

We will be responsible for future contingent payments and royalties under the HanAll Agreement, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2026), certain of which will occur prior to commercialization of any product candidate. Accordingly, we will be required to make such payments prior to the time at which we are able to generate any revenue, if any, from commercial sales of IMVT-1402. As disclosed, we have discontinued development of batoclimab. Following commercialization (if achieved), we may be required to make significant further payments upon the achievement of sales milestones and make tiered royalty payments in connection with the commercial sale of IMVT-1402, if approved. There can be no assurance that we will have the funds necessary to make such payments or be able to raise such funds when needed on terms acceptable to us or at all. As a result, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts. We may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We may not be able to attract or retain qualified management, scientific, clinical and commercial personnel due to the intense competition for qualified individuals among biotechnology, pharmaceutical and other businesses.

If we are not able to recruit, retain, manage and motivate necessary personnel to accomplish our business objectives, including our plan to focus on the execution of clinical trials of IMVT-1402 in the current six indications, we may experience constraints that will significantly impede the achievement of our development objectives, our ability to raise additional capital and our ability to implement our business strategies.

Many of the other pharmaceutical companies with which we compete for qualified personnel have greater financial and other resources, different risk profiles and a longer operating history in the industry than we do. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates than what we offer. If we are unable to continue to attract and retain high-quality personnel, the rate and success at which we can develop IMVT-1402 and our business will be harmed.

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

We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, consultants, commercial collaborators, service providers and other vendors, may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA or other similar regulatory authorities, including those laws that require the reporting of true, complete and accurate information to such regulatory authorities, manufacturing and the GCP or cGMP standards, federal, state and foreign healthcare fraud and abuse laws and data privacy or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our preclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.

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

Part of our business strategy involves potentially expanding internationally with third-party collaborators to seek regulatory approval for IMVT-1402 and any future product candidates outside the U.S. Doing business internationally involves a number of risks, including but not limited to:

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
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, including pandemics and related shelter-in-place orders, travel, social distancing and quarantine policies, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the FCPA, including its books and records provisions and its anti-bribery provisions, the UK Bribery Act and similar antibribery and anticorruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

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

We also expect that there will continue to be new or amended laws, regulations and industry standards concerning privacy, data protection and information security proposed and enacted in various foreign jurisdictions. For example, under the European Union’s General Data Protection Regulation (“EU GDPR”) and the United Kingdom’s GDPR (“UK GDPR”), companies can face private litigation related to processing of personal information brought by classes of data subjects or consumer protection organizations authorized at law to represent their interests; temporary or definitive bans on data processing and other corrective actions; and fines of up to 20 million Euros under the EU GDPR, 17.5 million pounds sterling under the UK GDPR, or 4% of their worldwide annual revenue, whichever is greater. Our or our CROs’, or other third party vendors’ failure to comply with the GDPR could lead to significant fines imposed by regulators or restrictions on our ability to process personal information as needed to conduct clinical trials in the EEA and/or the UK (as applicable) or commercialize our product candidates, if approved. We may also be obligated to assist our clinical trial sites, CROs and vendors with their own compliance obligations under the GDPR, which could require expenditure of significant resources. Assisting our clinical trial sites, CROs and vendors in complying with the GDPR or complying with the GDPR ourselves may cause us to incur substantial operational costs or require us to change our business practices.

In the ordinary course of business, we may transfer personal information from Europe and other jurisdictions to the United States or other countries. Europe and other jurisdictions have enacted laws requiring data to be localized or limiting the transfer of personal information to other countries. In particular, the European Economic Area (EEA) and the United Kingdom (UK) have significantly restricted the transfer of personal information to the United States and other countries whose privacy laws it generally believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal information from the EEA and UK to the United States in compliance with law, such as the EEA and UK’s standard contractual clauses, the UK’s International Data Transfer Agreement / Addendum, and the EU-U.S. Data Privacy Framework (which allows for transfers for relevant U.S.-based organizations who self-certify compliance and participate in the Framework), these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal information to the United States. If there is no lawful manner for us to transfer personal information from the EEA, the UK or other jurisdictions to the United States, or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions (such as Europe) at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal information necessary to operate our business. Additionally, companies that transfer personal information out of the EEA and UK to other jurisdictions, particularly to the United States, are subject to increased scrutiny from regulators, individual litigants and activist groups. Some European regulators have ordered certain companies to suspend or permanently cease certain transfers out of Europe for allegedly violating the GDPR’s cross-border data transfer limitations.

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

The use of IMVT-1402 and any future product candidate in clinical trials and the sale of any products for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies, government authorities or others taking or otherwise coming into contact with any approved products. On occasion, large monetary judgments have been awarded in class action lawsuits where drugs have had unanticipated adverse effects. If we cannot successfully defend against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in, among other things:

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

The product liability insurance we currently carry and any additional product liability insurance coverage we acquire in the future may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for IMVT-1402 or any future product candidate, we intend to acquire insurance coverage to include the sale of commercial products; however, we may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could cause our share price to decline and, if judgments exceed our insurance coverage, could adversely affect our results of operations and business, including preventing or limiting the commercialization of any approved product.

The biopharmaceutical industry is subject to extensive regulatory obligations and policies that may be subject to significant and abrupt change, including due to judicial challenges, election cycles, and resulting regulatory updates and changes in policy priorities.

On June 28, 2024, the U.S. Supreme Court issued an opinion holding that courts reviewing agency action pursuant to the Administrative Procedure Act (the “APA”) “must exercise their independent judgment” and “may not defer to an agency interpretation of the law simply because a statute is ambiguous.” The decision has had and will have a significant impact on how lower courts evaluate challenges to agency interpretations of law, including those by the Department of Health and Human Services (HHS), CMS, FDA and other agencies with significant oversight of the biopharmaceutical industry. The new framework is likely to increase both the frequency of such challenges and their odds of success by eliminating one way in which the government previously prevailed in such cases. As a result, significant regulatory policies will be subject to increased litigation and judicial scrutiny.

In addition, federal agency priorities, leadership, policies, rulemaking, communications, spending, and staffing may be significantly impacted by election cycles and legislative developments. For example, the current presidential administration’s commitment to significantly reduce government spending through cuts to federal healthcare programs and reductions in the workforces of key government agencies, such as HHS, FDA and CMS. Efforts by the current administration to limit federal agency budgets or personnel may result in reductions to agency budgets, employees, and operations. The administration and agencies have also made abrupt announcements about new or changed regulatory policies, such as policies related to the use of artificial intelligence to review product applications. And, the recent federal government shutdown may prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, and may significantly impact the ability of the FDA to timely review and process our regulatory submissions. These developments may lead to greater uncertainty regarding FDA policies, slower response times and longer review periods, potentially affecting our ability to progress development of our product candidates or obtain regulatory approval for our product candidates.

Any resulting changes in regulation may result in unexpected delays, increased costs, or other negative impacts on our business that are difficult to predict.

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

Our business could be adversely affected by economic downturns, changes in inflation and interest rates, changes in international trade policies and tariffs, natural disasters, political crises, geopolitical events, such as the crises and conflicts in Ukraine and the Middle East, or other macroeconomic conditions, which may negatively impact our business and financial performance in the future.

The global economy, including credit and financial markets, has experienced extreme volatility and disruptions, including, among other things, severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, supply chain shortages, changes in inflation and interest rates and uncertainty about economic stability. For example, during 2022 and 2023, the Federal Reserve raised interest rates multiple times in response to concerns about inflation. Higher interest rates, coupled with reduced government spending and volatility in financial markets may increase economic uncertainty and affect consumer spending. Trade policies and geopolitical disputes and conflicts can result in tariffs, sanctions and other measures that restrict international trade, and may adversely affect our costs of doing business, particularly if these measures occur in regions where our suppliers source components or raw materials. For example, in April 2025 the U.S. and China implemented reciprocal tariffs on a variety of goods, including pharmaceutical products. Similarly, the ongoing military conflicts between Russia and Ukraine, the Israel/Hamas conflict in the Middle East, and the conflict in Iran have created volatility in the global capital markets and are expected to have further global economic consequences, including disruptions of the global supply chain and energy markets. Any such volatility and disruptions may adversely affect our business or the third parties on whom we rely. If the equity and credit markets deteriorate, including as a result of political unrest or war, it may make any necessary debt or equity financing more difficult to obtain in a timely manner or on favorable terms, more costly or more dilutive. Increased inflation rates can adversely affect us by increasing our costs, including labor and employee benefit costs.

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

We have no experience in biologic manufacturing and do not own or operate, and we do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. We rely on third parties for the manufacture of our drug substance, drug product, and delivery devices. With respect to IMVT-1402, we have established arrangements with CMOs to supply drug substance and drug product to support our current and planned clinical trial programs, as well as anticipated commercial supply to support the potential launch of IMVT-1402, if approved. Additional third-party vendors may be difficult to identify for our product candidate process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies, clinical trials, research and development activities and, following regulatory approval, commercialization. Any significant delay in the supply of IMVT-1402 or the raw material components thereof, or in placebo controls for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of IMVT-1402 or any future product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for IMVT-1402 or any future product candidate, the commercial launch of such product candidate would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of such product candidate and may require notification to the FDA or other regulatory authorities. In addition, our product candidates are biologics and require processing steps that are more difficult than those required for most chemical pharmaceuticals. Accordingly, multiple steps are needed to control the manufacturing processes. Our future success depends on our ability to maintain and continuously improve our quality management program to monitor the manufacturing processes used by third-party manufacturers and our reliance on third-party manufacturers does not relieve us of our regulatory responsibilities. Problems with these manufacturing processes, even minor deviations from the normal process or from the materials used in the manufacturing process, which may not be detectable by us in a timely manner, could lead to product defects or manufacturing failures, resulting in lot failures, product recalls, product liability claims and insufficient inventory. A quality or safety issue emanating from manufacturing failures may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

The facilities used by our contract manufacturers to manufacture IMVT-1402 or any future product candidate must be approved by the FDA and comparable foreign regulatory authorities pursuant to inspections that will be conducted after we submit our BLA to the FDA or comparable applications to foreign regulatory authorities. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for manufacture of drug products. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable foreign regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidate. In addition, we have no control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable foreign regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which could significantly impact our ability to develop, obtain regulatory approval for or market IMVT-1402 or any future product candidate, if approved. We, our contract manufacturers, any future collaborators and their contract manufacturers could be subject to periodic unannounced inspections by the FDA or other comparable foreign regulatory authorities, to monitor and ensure compliance with cGMP. Despite our efforts to audit and verify regulatory compliance, one or more of our third-party manufacturing vendors may be found on regulatory inspection by the FDA or other comparable foreign regulatory authorities to be noncompliant with cGMP regulations. This may result in shutdown of the third-party vendor or invalidation of drug product lots or processes. In some cases, a product recall may be warranted or required, which would materially affect our ability to supply and market our drug products.

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

We currently and expect to continue to engage in contract manufacturing, conduct clinical trials, and perform laboratory research activities outside the U.S., including in Asia. Any disruption in production or inability of our manufacturers in Asia to produce adequate quantities to meet our needs could impair our ability to operate our business on a day-to-day basis and to continue our development of our product candidates. In particular, trade tensions and conflict between the United States and China remain high, and could result in changes to the laws, rules, regulations and policies of the governments of the United States or China that impact the ability of U.S. biotechnology companies to partner with entities in China. For example, in April 2025, the U.S. and China implemented reciprocal tariffs on a variety of goods, including pharmaceutical products. We also conduct certain laboratory research and expect to have clinical trial sites in Asia. We are exposed to the possibility of product supply disruption, clinical trial delays and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.

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

We and our CROs are required to comply with GLP and GCP regulations and guidelines enforced by the FDA and equivalent foreign regulations and guidelines, including the International Council for Harmonization guidelines, enforced by foreign regulatory authorities for IMVT-1402 or any of our future product candidates that are in nonclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our nonclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations and our reliance on the CROs does not relieve us of our regulatory responsibilities. Therefore, the success of our clinical trials depends on our ability to maintain and continuously improve our quality management program to monitor our CROs’ compliance with applicable regulations. If we or our CROs fail to comply with GCP requirements, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may reject our marketing applications or require us to perform additional clinical trials before approving our marketing applications. Accordingly, if we or our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the relevant regulatory approval process. Failure by our CROs to properly execute study protocols in accordance with applicable law could also create product liability and regulatory risks for us as sponsors of those studies. Further, our or our CROs’ inability to address a quality or safety issue may result in, among others, adverse inspection reports, warning letters, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses.

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

Many countries, including certain countries in the European Union, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to other parties. EU legislators are currently negotiating a Regulation on Critical Medicines which, among other measures, envisages the conclusion of voluntary agreements for certain in-scope medicines, and – as a measure of last resort – the possibility of allowing third-party production of patented medicines without the consent of the license holder. The Regulation is expected to be adopted in 2026. In those countries, we may have limited remedies if patents are infringed or if we are compelled to grant a license to a third party, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property rights in the U.S. and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidates begin to be commercialized. Depending upon the timing, duration and specifics of FDA marketing approval of IMVT-1402, batoclimab or other product candidates that we may identify, one of the U.S. patents covering each of such product candidates or the use thereof may be eligible for up to five years of patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984 (the “Hatch-Waxman Act”). The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA premarket regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension also may be available in certain foreign countries, including the EU where it is known as a Supplementary Protection Certificate (“SPC”), upon regulatory approval of our product candidates, based on similar legislation. Nevertheless, we may not be granted patent term extension either in the U.S. or in any foreign country because of, for example, failing to exercise due diligence during the testing phase or regulatory review process, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the term of extension, as well as the scope of patent protection during any such extension, afforded by the governmental authority could be less than we request.

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

We may become involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time-consuming and unsuccessful.

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

As is the case with other biopharmaceutical companies, we depend, and will continue to depend, on intellectual property, particularly patents relating to our product candidates, IMVT-1402 and batoclimab, and any future product candidates. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time-consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or USPTO rules and regulations could increase the uncertainties and costs.

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

Monitoring unauthorized uses and disclosures of our intellectual property is difficult and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. The enforceability of confidentiality agreements may vary from jurisdiction to jurisdiction. Further, our key employees, consultants, suppliers or other individuals with access to our proprietary technology and know-how may incorporate that technology and know-how into projects and inventions developed independently or with third parties. As a result, disputes may arise regarding the ownership of the proprietary rights to such technology or know-how and any such dispute may not be resolved in our favor. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent them or those to whom they communicate it from using that technology or information to compete with us. If any of our trade secrets or other proprietary information were to be disclosed to or independently developed by a competitor, our competitive position could be harmed.

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

In addition, the degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights afford only limited protection, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage. Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•others may be able to make formulations or compositions that are the same as or similar to IMVT-1402 or future product candidates but that are not covered by the claims of the patents that we own or have licensed;
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

As of May 14, 2026, RSL beneficially owned approximately 55.2% of the voting power of our outstanding shares of common stock. Therefore, we are controlled by RSL and RSL has the ability to substantially influence us and exert significant control through this ownership position. It is possible RSL may be able to control elections of directors, the issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. RSL is publicly traded and its interests may not always coincide with our corporate interests or the interests of other stockholders and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other stockholders. There may be changes to the management or ownership of RSL, or to RSL’s business model, that could impact RSL’s interests in a way that may not coincide with our corporate interests or the interests of other stockholders. Any such changes may diminish or eliminate entirely any benefits we expect to derive from our membership in the Roivant family of companies. So long as RSL continues to own a significant amount of our equity, it will continue to be able to strongly influence and effectively control our decisions.

RSL has the right to elect a certain number of directors to our board of directors.

RSL has the right to elect a certain number of Series A preferred stock directors (“Series A Preferred Directors”) to our board of directors in accordance with our amended and restated certificate of incorporation (our “Certificate of Incorporation”). While the directors appointed by RSL are obligated to act in accordance with their applicable fiduciary duties, they may have equity or other interests in RSL and accordingly their interests may be aligned with RSL’s interests, which may not always coincide with our corporate interests or the interests of our other stockholders. Until such time as RSL holds less than 50% of the voting power of our outstanding shares of capital stock entitled to vote generally at an election of directors, the directors appointed by RSL will be able to determine the outcome of all matters presented to the board of directors.

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

The market price of shares of our common stock has been and is likely to continue to be highly volatile and may be subject to wide fluctuations in response to a variety of factors, including the following:
•results of clinical trials for IMVT-1402 or any future product candidate or those of our competitors;
•sales of shares of our common stock by us or sales or purchases of our common stock by our stockholders in the future, including RSL;
•any delay in the commencement, enrollment and ultimate completion of our clinical trials;
•any delay in filing a BLA or similar application for IMVT-1402 or any future product candidate and any adverse development or perceived adverse development with respect to the FDA or other foreign regulatory authority’s review of that BLA or similar application, as the case may be;

•failure to successfully develop and commercialize IMVT-1402 or any future product candidate;
•inability to obtain additional funding;
•regulatory or legal developments in the U.S. or other countries or jurisdictions applicable to IMVT-1402 or any future product candidate;
•adverse regulatory decisions;
•changes in the structure of healthcare payment systems;
•inability to obtain adequate product supply for IMVT-1402 or any future product candidate or the inability to do so at acceptable prices;
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

If we are unable to conclude that our internal controls over financial reporting are effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal controls over financial reporting, we could lose investor confidence in the accuracy and completeness of our financial reports, the market price of shares of our common stock could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal controls over financial reporting, or to implement or maintain other effective control systems required of public companies, could also negatively impact our ability to access the capital markets.

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

Our wholly owned subsidiary, ISL, is incorporated under the laws of Bermuda, where it is not subject to any income or withholding taxes. Further, ISL is centrally managed and controlled in the UK and, under current UK tax law, a company which is centrally managed and controlled in the UK is regarded as resident in the UK for taxation purposes. Accordingly, we expect ISL to be subject to UK taxation on its income and gains and subject to the UK’s controlled foreign company rules, except where an exemption applies. ISL may be treated as a dual resident company for UK tax purposes. As a result, ISL’s right to claim certain reliefs from UK tax may be restricted, and changes in law or practice in the UK could result in the imposition of further restrictions on ISL’s right to claim UK tax relief. ISL may also become subject to income, withholding or other taxes in certain jurisdictions by reason of its activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that ISL is subject to greater taxation than we currently anticipate. Any such additional tax liability could adversely affect our results of operations.

Our intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.

Our wholly-owned subsidiary, ISL, and our controlling stockholder, RSL, are incorporated under the laws of Bermuda and are tax residents of the UK. Further, we currently have other subsidiaries that are domiciled in the UK, Switzerland and the U.S. If any of our product candidates receive approval by applicable regulatory bodies, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions where such approvals have been granted, in part through intercompany service agreements between us, our parent company and our subsidiaries. In that case, we anticipate that our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arms’ length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures and determinations are not binding on applicable tax authorities. If tax authorities in any country were to successfully challenge our transfer pricing procedures and determinations as not reflecting arms’ length transactions, they could require us to adjust our transfer pricing procedures and determinations and thereby could require us to reallocate our income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, potentially resulting in double taxation. If tax authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it could increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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

New income, sales, use, excise or other tax laws, statutes, rules, regulations or ordinances could be enacted at any time, which could adversely affect us. Further, our tax position could be adversely impacted by changes in existing tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the UK and Switzerland), the U.S., Bermuda and other jurisdictions as well as being affected by certain international tax developments, including certain changes currently proposed by the Organization for Economic Co-operation and Development (“OECD”) and their action plan on Base Erosion and Profit Shifting (“BEPS”), as well as other initiatives led by the OECD and the European Commission. For example, the OECD continues to lead work on proposals, commonly referred to as “BEPS 2.0”, which, to the extent implemented, would make important changes to the international tax system. These proposals are based on two “pillars”, involving the allocation of taxing rights in respect of certain multinational enterprises above a fixed profit margin to the jurisdictions in which they carry on business (referred to as the Pillar One rules) and imposing a minimum effective tax rate on certain multinational enterprises (referred to as the Pillar Two rules). A number of countries in which we have group entities or conduct business (including, the UK, Switzerland and Bermuda) have enacted, or are in the process of enacting, core elements of the Pillar Two rules. We may face an increase in our tax obligations under the OECD BEPS 2.0, which could also require us to incur additional costs to ensure compliance with any such rules in the countries where we do business or have group entities.

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

Depending on the information systems and environment, our cybersecurity program includes various administrative, physical, and technical safeguards designed to manage and mitigate material risks from cybersecurity threats, including, for example: an incident response plan, incident detection and response, disaster recovery plan, risk assessments, encryption of data, network security controls, data segregation, access controls, physical security, systems monitoring, a vendor risk management program, penetration testing, cybersecurity insurance, dedicated cybersecurity staff, and asset management, tracking and disposal. Additionally, we provide all employees, including part-time and temporary employees, with annual and ad hoc cybersecurity awareness training.

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

Our Vice President of Information Technology and Facilities, together with our Head of Cybersecurity, is responsible for the operational oversight of our enterprise cybersecurity strategy, including the development and implementation of policies, standards, and processes designed to identify, assess and manage cybersecurity risks. These leaders work in coordination with cross-functional stakeholders to support enterprise risk management activities and to enhance the organization’s preparedness to prevent, detect, and respond to cybersecurity incidents. Our Vice President of Information Technology and Facilities has over 25 years of experience in information technology leadership, including within life sciences organizations. His experience includes the implementation and operation of enterprise systems supporting research and development, clinical, and commercial functions, as well as the management of infrastructure, cloud-based software solutions, and data integration platforms. He has also been involved in supporting technology capabilities associated with commercialization activities and regulated environments. In addition, he has over ten years of experience incorporating cybersecurity considerations into enterprise systems, risk management practices, and operational processes.

Our Head of Cybersecurity has approximately 15 years of experience in cybersecurity and holds Certified Information Security Manager (CISM), Certified Information Systems Security Professional (CISSP), and Certified in Risk and Information Systems Controls (CRISC) certifications.

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

Item 2.    Properties

We conduct business operations at 1000 Park Forty Plaza, Suite 210, Durham, North Carolina 27713. ISL’s registered office is located at Clarendon House, 2 Church Street, Hamilton HM11, Bermuda and ISL’s principal office is located at 7th Floor, 50 Broadway, London, SW1H 0DB. ISG conducts business operations at Viaduktstrasse 8, 4051 Basel, Switzerland.

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

Holders of Record

Continental Stock Transfer & Trust Company is the transfer agent and registrar for our common stock. As of the close of business on May 14, 2026, we had three holders of record of our common stock. The actual number of stockholders is greater than this number of record holders and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees. This number of holders of record also does not include shareholders whose shares may be held in trust by other entities.

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

The following graph shows a comparison from March 31, 2021 through March 31, 2026 of the cumulative total return for an investment of $100 in our common stock, the Nasdaq Biotechnology Index and the Nasdaq Composite Index and assumes the reinvestment of dividends. The returns shown are based on historical results and are not intended to suggest future performance.

Comparison of 5 Year Cumulative Total Return
Among Immunovant, Inc., the NASDAQ Biotechnology Index, and the NASDAQ Composite Index
Immunovant, Inc
Nasdaq Biotechnology Index
Nasdaq Composite
$250
$200
$150
$100
$50
$-
3/31/2021
3/31/2022
3/31/2023
3/31/2024
3/31/2025
3/31/2026

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

We believe that FcRn inhibition has broad therapeutic and commercial potential to address pathogenic IgG-mediated autoimmune diseases in several therapeutic areas, including but not limited to, endocrinology, neurology, rheumatology and dermatology. Third-party estimates suggest over four million patients in the United States and Europe could benefit from anti-FcRn treatments across more than 20 indications that have been publicly announced for research and development by multiple companies, with two indications that are already approved and launched quickly reaching multi-billions of dollars in global annual sales.

Consistent evidence observed across the class in eight indications in Phase 2 and 3 trials with FcRn inhibitors has indicated that deeper IgG reductions correlate with meaningful improvements in clinical outcomes. This has also been validated with Immunovant’s own Phase 2 and 3 studies evaluating its first-generation anti-FcRn antibody, batoclimab, in Graves’ disease (“GD”), myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”) which showed that IgG reductions of greater than or equal to 70% led to meaningfully better outcomes compared to reductions below 70% across a range of clinical measures.

In a Phase 1 clinical trial, healthy adults dosed with IMVT-1402 showed deep, dose-dependent IgG reductions. We expect to be able to reach approximately 80% IgG reductions with continued weekly dosing of 600 mg of IMVT-1402, offering deeper IgG reductions than observed with other competitor anti-FcRn programs, therefore representing a potential best-in-class opportunity. In the Phase 1 clinical trial, across all evaluated doses, IMVT-1402 demonstrated no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels, which are off-target effects observed in some anti-FcRn antibodies, including batoclimab. We believe IMVT-1402’s profile has the potential to offer best-in-class efficacy, in addition to its potentially favorable safety profile and convenient administration with a simple self-administered auto-injector expected at launch.

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

In April 2026, we announced top-line results from two Phase 3 clinical studies evaluating batoclimab as an investigational treatment for adults with active, moderate-to-severe thyroid eye disease (“TED”), neither of which met the primary endpoint. The safety profile observed in these studies was consistent with prior batoclimab studies, with no new safety signals identified. Following these results, we made a decision to discontinue further development of batoclimab across all indications to focus fully on IMVT-1402. Learnings from the batoclimab program, including clinical data, operational trial experience, and relationships with investigators, have been and continue to be leveraged to inform the development of IMVT-1402.

Recent Developments in Our Clinical Programs

Endocrine Diseases

IMVT-1402 Trials in GD

In December 2024 and June 2025, we initiated two potentially registrational trials (NCT06727604 and NCT07018323, respectively) evaluating IMVT-1402 in adults with GD. We expect to report top-line results from these trials in calendar year 2027.

Proof-of-Concept Trial with Batoclimab in GD

We initially tested the potential of FcRn inhibition for the treatment of GD in a Phase 2 proof-of-concept trial (NCT05907668) evaluating our first-generation FcRn inhibitor, batoclimab.

The study included a 24-week batoclimab treatment period with a dose step-down midway through the treatment period (Weeks 0-12 at 680 mg weekly (“QW”) subcutaneously (“SC”) and Weeks 13-24 at 340 mg QW SC), followed by a 24-week off-treatment follow-up period. The study enrolled participants with active GD as documented by presence of elevated TRAb and who were hyperthyroid despite current treatment with standard of care ATD therapy. The primary endpoint of the study measured response as the proportion of participants who at Week 24 achieved normalization of free triiodothyronine (“T3”) and free thyroxine (“T4”), or have T3/T4 below the lower limit of normal (“LLN”), without an increase in ATD dose from baseline. A total of 25 subjects were enrolled in the treatment period, and 21 subjects entered the 24-week off-treatment follow-up period and could be assessed for maintenance of response. In data previously disclosed in September 2024 that was reanalyzed to include an additional patient who discontinued prior to Week 12 but remained in off-drug follow-up, at the end of the first 12 weeks, a mean IgG reduction of 77% and an 80% response rate (defined as T3 and T4 falling below the upper limit of normal (“ULN”) without increasing the ATD dose) were observed. 60% of subjects treated with higher dose batoclimab were observed to have an ATD-Free Response (defined as T3 and T4 falling below the ULN and the patient simultaneously tapering completely off their ATD) at the end of the first 12 weeks. During weeks 13 to 24, patients receiving lower dose batoclimab were observed to have mean IgG reduction of 65% with a correspondingly lower responder rate of 72% and a lower ATD-Free Response rate of 40% at the end of the second 12 weeks. Patients who were observed to have at least a 70% IgG reduction at the end of the evaluation period had nearly a threefold higher ATD-Free Response rate than those who did not (64% vs. 23%).

Six-month off-treatment data was presented at the American Thyroid Association Annual Meeting in September 2025. At completion of the follow-up period at Week 48 (i.e., subjects off-treatment for 24 weeks), approximately 80% (17/21) of those subjects maintained T3/T4 values ≤ upper limit of normal (“ULN”), suggestive of strong durability of the response observed at Week 24 as evaluated at approximately six months off treatment at Week 48. Of these 17 subjects, approximately 50% (8/17) were ATD-free and an additional approximately 30% (5/17) were on ATD doses of 2.5 mg/day at six months off batoclimab treatment. Total IgG and TRAb levels declined through Week 24, consistent with previous observations, and while total IgG rebounded after treatment ended, pathogenic TRAb levels remained suppressed at Week 48. Safety and tolerability were observed to be consistent with prior batoclimab studies.

This study is now completed, with its data suggesting the potential of FcRn inhibition for the treatment of GD by modifying the underlying disease pathology, which is driven by TRAb. As such, GD is a key strategic priority for our development of IMVT-1402.

Neurological Diseases

IMVT-1402 Trial in MG

In March 2025, we initiated a potentially registrational trial (NCT07039916) evaluating IMVT-1402 in adults with MG. This trial is a randomized, placebo-controlled, 26-week trial. We expect to report top-line results from this trial in calendar year 2027.

IMVT-1402 Trial in CIDP

In March 2025, we initiated a potentially registrational trial (NCT07032662) evaluating IMVT-1402 in adults with CIDP. This trial is a randomized, placebo-controlled, 24-week trial in participants with active CIDP. We expect to report top-line results from this trial in calendar year 2028.

Rheumatology Diseases

IMVT-1402 Trial in D2T RA

In December 2024, we initiated a potentially registrational trial (NCT06754462) evaluating IMVT-1402 in anti-citrullinated protein autoantibody (“ACPA”) positive D2T RA.

The trial is currently ongoing and has enrolled a total of 170 participants in Period 1. At the completion of Period 1, 165 of the 170 enrolled patients were evaluable for ACR20 response to determine eligibility to continue to Period 2 and the primary efficacy analysis for the study. The enrollment inclusion criteria described above resulted in a heavily pretreated population: 86.7% (143/165) had failed two prior mechanisms of advanced therapies (i.e., biologic or targeted synthetic DMARDs), and the mean time from disease diagnosis was 12.8 years. Baseline disease activity was high, with a mean of 24.2 tender joints, 16.7 swollen joints, and DAS28-CRP score of 6.1.

At Week 16, the ACR20, ACR50, and ACR70 response rates observed were 72.7%, 54.5%, and 35.8%, respectively; participants who discontinued prior to Week 16 were imputed as non-responders. Among the subset of participants who had failed at least a JAK inhibitor and an anti-TNF inhibitor (N=107), the ACR20, ACR50, and ACR70 response rates observed at Week 16 were 72.0%, 53.3%, and 37.4%, respectively. ACR20 response is defined as a ≥ 20% improvement from baseline in tender joint count and swollen joint count and a ≥ 20% improvement from baseline in at least 3 of 5 additional clinical parameters. Similarly, ACR50 and ACR70 responses are a calculation of 50% or 70% improvement, respectively, in the number of swollen and tender joints and 3 of 5 assessment parameters.

Period 1 was conducted in an open-label setting, with joint assessments performed by independent assessors blinded to treatment status to control for the potential for assessor bias in the response measures. IMVT-1402 was observed to be safe and well-tolerated in Period 1, and no new drug-related safety signals were identified. Study participants meeting the criteria for an ACR20 response at Week 16 are eligible to advance to Period 2 of the trial, where the primary endpoint will be assessed at Week 28. Further updates on this program are expected in the second half of calendar year 2026.

IMVT-1402 Trial in SjD

In June 2025, we initiated a potentially registrational trial (NCT06979531) evaluating IMVT-1402 in SjD. We expect to report top-line results from this trial in calendar year 2028.

Dermatology Diseases

IMVT-1402 Proof-of-Concept Trial in CLE

In February 2025, we initiated a proof-of-concept trial (NCT6980805) evaluating IMVT-1402 in CLE. We expect to report top-line results from this trial in the second half of calendar year 2026.

For more information on our clinical trials, refer to Part I, Item 1. Business, “Overview.”

Macroeconomic Considerations

Unfavorable conditions in the economy in the U.S., Canada and abroad may negatively affect the growth of our business and our results of operations. For example, macroeconomic events, including changes in inflation and interest rates, changes in international trade policies and tariffs and geopolitical tensions, such as the Russia-Ukraine war and conflicts in the Middle East, including the recent hostilities involving Iran, have led to economic uncertainty globally. The effect of macroeconomic conditions may not be fully reflected in our results of operations until future periods. If, however, economic uncertainty increases or the global economy worsens, our business, financial condition and results of operations may be harmed.

For additional information about risks and uncertainties related to macroeconomic events that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” under Part I, Item 1A in this Annual Report.

Our Key Agreements

License Agreement with HanAll (“HanAll Agreement”)

We have commenced discussions with HanAll regarding the future disposition of batoclimab, including the potential return to HanAll of certain rights for batoclimab. In April 2026, we notified HanAll of our decision to indefinitely delay further development of batoclimab and focus our resources fully on IMVT-1402. Under the HanAll Agreement, we retain final decision-making authority over development and regulatory matters for licensed products in our Licensed Territory, and we believe we have satisfied our obligations under the HanAll Agreement, including with respect to batoclimab. HanAll may disagree with our interpretation of the agreement or our actions thereunder, and we may be unable to reach an agreement with HanAll regarding the future of batoclimab. This could result in a dispute with HanAll involving arbitration or litigation.

For a description of our transactions under the HanAll Agreement, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 3 – Material Agreements.

Related Party Transactions

For a description of our transactions under agreements with related parties, refer to Part II, Item 8. Financial Statements and Supplementary Data, Note 5 – Related Party Transactions.

Financial Operations Overview

Revenue

We have not generated any revenue and have incurred significant operating losses since inception, and we do not expect to generate any revenue from the sale of any products unless or until we obtain regulatory approval of and commercialize IMVT-1402 or any future product candidates. Our ability to generate revenue sufficient to achieve profitability will depend completely on the successful development and eventual commercialization of IMVT-1402 and any other product candidates.

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

Unallocated costs include:

•personnel-related expenses, such as salaries, stock-based compensation and benefits, for research and development personnel;
•costs allocated to us under our services agreements with Roivant Sciences Ltd. (“RSL”) and Roivant Sciences GmbH (“RSG”) (the “Services Agreements”);
•contractual costs related to discontinued batoclimab programs; and
•other expenses, which include the cost of consultants and information technology related to our research and development but are not allocated to a specific therapeutic area.

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses with respect to our IMVT-1402 development activities and we have ongoing clinical trials evaluating IMVT-1402 in GD, D2T RA, MG, CIDP, SjD and CLE. We expect to continue to incur research and development expenses over the next several years as we execute IMVT-1402 trials, manufacture IMVT-1402 and prepare to seek regulatory approval. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

The duration, costs and timing of clinical trials of IMVT-1402 and any future product candidates will depend on a variety of factors that include, but are not limited to:

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
•the potential impact of macroeconomic events, including changes in inflation, interest rates and international trade policies and tariffs and geopolitical tensions, such as the Russia-Ukraine war and the conflicts in the Middle East, including the recent hostilities involving Iran;
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

General and Administrative Expenses

General and administrative expenses consist primarily of employee-related expenses, such as salaries, stock-based compensation and benefits for employees engaged in general and administrative activities, legal and accounting fees, consulting services, costs allocated under the Services Agreements and other operating costs relating to corporate matters and daily operations.

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

Results of Operations

Comparison of the Years Ended March 31, 2026, 2025 and 2024

The following table sets forth our results of operations for the years ended March 31, 2026, 2025 and 2024 (in thousands):

	Years Ended March 31,			Change
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Operating expenses:
Research and development	$456,660	$360,917	$212,928	$95,743	$147,989
Acquired in-process research and development	—	—	12,500	—	(12,500)
General and administrative	76,242	77,235	57,281	(993)	19,954
Total operating expenses	532,902	438,152	282,709	94,750	155,443
Interest income, net	(25,330)	(24,732)	(24,948)	(598)	216
Other (income) expense, net	(2,181)	(471)	1,008	(1,710)	(1,479)
Loss before provision for income taxes	(505,391)	(412,949)	(258,769)	(92,442)	(154,180)
Provision for income taxes	215	891	567	(676)	324
Net loss	$(505,606)	$(413,840)	$(259,336)	$(91,765)	$(154,504)

Research and Development Expenses

The following table summarizes the year-over-year changes in research and development expenses for the years ended March 31, 2026, 2025 and 2024 (in thousands):

	Years Ended March 31,			Change
	2026	2025	2024	2026 vs. 2025	2025 vs. 2024
Therapeutic area-specific costs:
Endocrine diseases	$90,359	$63,073	$33,205	$27,286	$29,868
Neurological diseases	82,515	93,224	41,060	(10,709)	52,164
Rheumatology diseases	48,813	23,897	—	24,916	23,897
Dermatology diseases	20,264	15,633	—	4,631	15,633
Other clinical and nonclinical	3,367	9,327	39,811	(5,960)	(30,484)
Total therapeutic area-specific costs	245,318	205,154	114,076	40,164	91,078
Unallocated costs:
Personnel-related expenses including stock-based compensation	128,534	111,499	74,290	17,035	37,209
Contractual costs related to batoclimab program discontinuation	38,952	—	—	38,952	—
Other	43,856	44,264	24,562	(408)	19,702
Total research and development expenses	$456,660	$360,917	$212,928	$95,743	$147,989

Fiscal 2026 vs. Fiscal 2025

For the year ended March 31, 2026, research and development expenses increased $95.7 million as compared with the prior year.

For the year ended March 31, 2026, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $40.2 million as compared with the prior year. Research and development costs related to endocrine diseases, which include GD and TED, increased $27.3 million. This increase was primarily due to our ongoing clinical trials of IMVT-1402 in endocrine diseases, partially offset by lower overall clinical trial costs related to our batoclimab clinical trials. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $10.7 million, primarily due to lower overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials, partially offset by clinical trial costs related to our clinical trials of IMVT-1402 in neurological diseases. Research and development costs related to rheumatology diseases increased $24.9 million, reflecting expenses incurred with our clinical trials of IMVT-1402 in D2T RA and SjD. Research and development costs related to dermatology diseases increased $4.6 million, reflecting the initiation of our proof-of-concept trial in CLE. Research and development costs related to other clinical and nonclinical activities decreased $6.0 million, primarily reflecting the transition of IMVT-1402 clinical activities targeting specific therapeutic areas.

For the year ended March 31, 2026, unallocated research and development costs increased $55.6 million as compared with the prior year. This increase included the impact of costs incurred in connection with batoclimab discontinuation of $39.0 million, as well as higher personnel-related expenses of $17.0 million, reflecting a higher average headcount to execute an increased number of clinical trials.

Fiscal 2025 vs. Fiscal 2024

For the year ended March 31, 2025, research and development expenses increased $148.0 million as compared with the prior year.

For the year ended March 31, 2025, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $91.1 million as compared with the prior year. Research and development costs related to endocrine diseases, which include GD and TED, increased $29.9 million. This increase was primarily due to preparation and initiation of our clinical trial of IMVT-1402 in endocrine diseases and higher overall clinical trial costs related to our batoclimab Phase 3 clinical program. Research and development costs related to neurological diseases, which include MG and CIDP, increased $52.2 million. This increase was primarily due to preparation for our clinical trials of IMVT-1402 in neurological diseases and higher overall clinical trial costs related to our batoclimab Phase 3 and Phase 2b clinical trials. Research and development costs related to rheumatology diseases of $23.9 million in fiscal 2025 reflected the initiation of our clinical trial of IMVT-1402 in D2T RA, as well as preparation for our clinical trial of IMVT-1402 in SjD. Research and development costs related to dermatology diseases of $15.6 million in fiscal 2025 reflected the initiation of our proof-of-concept trial in CLE. Research and development costs related to other clinical and nonclinical activities decreased $30.5 million, reflecting the current year transition to clinical activities targeting specific therapeutic areas, as well as lower overall costs related to our IMVT-1402 Phase 1 trial and nonclinical studies.

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

Acquired In-Process Research and Development Expenses

There were no acquired in-process research and development expenses for the years ended March 31, 2026 and March 31, 2025. During the year ended March 31, 2024, acquired in-process research and development expenses were $12.5 million related to the achievement of our third and fourth development and regulatory milestone events for batoclimab under the terms of the HanAll Agreement.

General and Administrative Expenses

For the year ended March 31, 2026, general and administrative expenses decreased $1.0 million from the year ended March 31, 2025, primarily reflecting lower information technology costs and market research costs, partially offset by higher personnel-related expenses, including stock-based compensation. For the year ended March 31, 2025, general and administrative expenses increased $20.0 million from the year ended March 31, 2024, primarily reflecting higher personnel-related expenses, professional fees, information technology costs and market research costs.

Interest Income, net

For the year ended March 31, 2026, interest income, net increased $0.6 million as compared with the year ended March 31, 2025, primarily reflecting higher average money market balances, partially offset by slightly lower interest rates on our money market balances. For the year ended March 31, 2025, interest income, net decreased $0.2 million as compared with the year ended March 31, 2024, primarily reflecting lower average money market balances throughout the year, mostly offset by interest earned on money market fund balances as a result of the proceeds from our January 2025 private placement.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $902.1 million and $714.0 million as of March 31, 2026 and 2025, respectively. For the years ended March 31, 2026, 2025 and 2024, we had net losses of $505.6 million, $413.8 million and $259.3 million, respectively. We expect to continue to incur significant expenses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1402 or any future product candidate.

To date, we have financed our operations primarily from equity offerings. Until such time, if ever, as we can generate substantial product revenue from sales of IMVT-1402 or any other product candidate, we expect to finance our cash needs through a combination of equity offerings, debt financings and potential collaboration, license or development agreements. Our ability to raise additional capital may be adversely impacted by worsening global economic conditions and the continuing disruptions to, and volatility in, the credit and financial markets in the U.S. and worldwide, disruptions resulting from geopolitical tensions, including the ongoing military conflicts between Russia and Ukraine and in the Middle East, including the recent hostilities involving Iran, and changes in inflation, interest rates and international trade policies and tariffs.

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

In December 2025, we completed an underwritten offering of 26,200,000 shares of our common stock (including 16,666,666 shares of common stock purchased by RSL on the same terms as other investors in the offering) at an offering price of $21.00 per share. The underwriter did not receive any underwriting discounts or commissions with respect to shares sold to RSL in the offering. The net proceeds to us were $543.7 million after deducting underwriting discounts and commissions and other offering expenses.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2026, 2025 and 2024 (in thousands):

	Years Ended March 31,
	2026	2025	2024
Net cash used in operating activities	$(407,310)	$(375,874)	$(214,227)
Net cash used in investing activities	(8)	(759)	(360)
Net cash provided by financing activities	595,756	454,492	472,427

Operating Activities

For the year ended March 31, 2026, $407.3 million of cash was used in operating activities, primarily reflecting a net loss from operations for the year of $505.6 million, partially offset by non-cash charges of $56.2 million and a net change in operating assets and liabilities of $42.1 million. The non-cash charges consisted mainly of stock-based compensation of $55.7 million, reflecting the higher average headcount and incentive equity awards as compared with the prior year. The change in operating assets and liabilities primarily reflected an increase in accrued expenses of $45.0 million, which includes $39.0 million for charges related to batoclimab discontinuation, as well as $6.0 million reflecting the timing of payments and services related to our ongoing clinical trials and contract manufacturing. Other changes in operating assets and liabilities, including lower prepaid and other current assets of $8.8 million and a decrease in accounts payable of $10.3 million, were driven mostly by the timing of payments and services related to our ongoing clinical trials.

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

Investing Activities

For the years ended March 31, 2026, 2025 and 2024, cash used in investing activities was related to the purchase of property and equipment.

Financing Activities

For the year ended March 31, 2026, $595.8 million of cash provided by financing activities primarily consisted of net proceeds from our December 2025 underwritten offering of $543.7 million, after deducting underwriting discounts and commissions and other offering expenses. Cash provided by financing activities also reflected $52.1 million of proceeds from the exercise of stock options, primarily from our former executive officers.

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

Material Cash Requirements

Our primary uses of capital have been, and we expect will continue to be, for advancing our clinical development programs. We have based our estimates on assumptions that may prove to be wrong, and we may use our available capital resources sooner than we currently expect. Our net losses and operating cash flows may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, timing of IMVT-1402 manufacturing, potential HanAll milestone payments and our expenditures on other research and development activities.

Because of the numerous risks and uncertainties associated with the development and commercialization of product candidates, we are unable to estimate the amounts of increased capital outlays and operating expenditures necessary to complete the development of product candidates.

Our short-term and long-term material cash requirements as of March 31, 2026 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Commitments

As of March 31, 2026, we had an accumulated accrual of $42.5 million of non-cancelable contractual costs recognized in connection with the discontinuation of batoclimab, of which $39.0 million was recognized as research and development expenses during the year ended March 31, 2026.

We enter into agreements with vendors in the ordinary course of business that include unconditional purchase obligations for manufacturing and other services. In April 2026, we entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of May 20, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million is expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of March 31, 2026, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2026) upon the achievement of certain regulatory and sales milestone events. We have commenced discussions with HanAll regarding the future disposition of batoclimab, including the potential return to HanAll of certain rights for batoclimab, which could impact the aggregate amount (if any) of potential future payments under the HanAll Agreement. In April 2026, we notified HanAll of our decision to indefinitely delay further development of batoclimab and focus our resources fully on IMVT-1402. For additional considerations regarding associated risks, see Part I, Item 1—Key Agreements and Part I, Item 1A—Risk Factors of this annual report on Form 10-K.

Outlook

We currently expect that our existing cash and cash equivalents as of March 31, 2026 of $902.1 million will be sufficient to fund our operating expenses and capital expenditure requirements for announced indications to date through the potential commercial launch of IMVT-1402 in GD.

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
•launch any potential additional clinical trials of IMVT-1402 in current and additional indications;
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
•ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and
•incur additional insurance, legal and other regulatory compliance expenses to operate as a public company.

Our primary use of cash is to fund our clinical trials, clinical development and manufacturing activities. Our current funds will not be sufficient to enable us to complete all necessary development and, if approved, commercially launch IMVT-1402 in all indications we are currently evaluating. We anticipate that we will continue to incur net losses for the foreseeable future.

Critical Accounting Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”). The preparation of these consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the date of the balance sheet, and the reported amounts of expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. While our significant accounting policies are more fully described in “Note 2 — Summary of Significant Accounting Policies” to our consolidated financial statements in Part II, Item 8 of this Annual Report, we believe the following critical accounting estimate used in the preparation of our consolidated financial statements requires significant estimates and judgments. We did not make any material changes to these assumptions for the year ended March 31, 2026. We do not expect any material changes in the near term to the underlying assumptions during the year ended March 31, 2026.

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
Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of March 31, 2026, we had cash and cash equivalents of $902.1 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our financial condition or consolidated financial statements.

Foreign Currency Exchange Rate Risk

Our employees and our operations are currently primarily located in the U.S. and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we are exposed to fluctuations in foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars as we have contracted with and may continue to contract with foreign vendors. An immediate hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our liquidity or consolidated financial statements.

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or consolidated financial statements as of March 31, 2026.

Item 8. Financial Statements and Supplementary Data
Immunovant, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Immunovant, Inc. (the Company) as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2026, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated May 20, 2026 expressed an unqualified opinion thereon.

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

Auditing the Company’s accrual for clinical trial costs requires a greater extent of audit effort due to the fact that information necessary to estimate the accruals is accumulated from clinical research organizations and the Company's assessment of that information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

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

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by making direct inquiries of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through March 31, 2026. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2018.
Iselin, New Jersey
May 20, 2026

IMMUNOVANT, INC.
Consolidated Balance Sheets
(In thousands, except share and per share data)

	March 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$902,110	$713,971
Accounts receivable	1,133	2,084
Prepaid expenses and other current assets	42,763	51,180
Income tax receivable	2,813	427
Total current assets	948,819	767,662
Operating lease right-of-use assets	72	98
Property and equipment, net	443	844
Other assets	7,680	7,618
Total assets	$957,014	$776,222
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,541	$17,656
Accrued expenses	96,634	50,748
Current portion of operating lease liabilities	72	98
Due to Roivant Sciences Ltd.	175	273
Total current liabilities	104,422	68,775
Total liabilities	104,422	68,775
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at March 31, 2026 and March 31, 2025	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and March 31, 2025	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 203,940,353 shares issued and outstanding at March 31, 2026 and 500,000,000 shares authorized, 170,111,593 shares issued and outstanding at March 31, 2025	20	16
Additional paid-in capital	2,596,971	1,945,495
Accumulated other comprehensive income	730	1,459
Accumulated deficit	(1,745,129)	(1,239,523)
Total stockholders’ equity	852,592	707,447
Total liabilities and stockholders’ equity	$957,014	$776,222

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Operations
(In thousands, except share and per share data)

	Years Ended March 31,
	2026	2025	2024
Operating expenses:
Research and development	$456,660	$360,917	$212,928
Acquired in-process research and development	—	—	12,500
General and administrative	76,242	77,235	57,281
Total operating expenses	532,902	438,152	282,709
Interest income, net	(25,330)	(24,732)	(24,948)
Other (income) expense, net	(2,181)	(471)	1,008
Loss before provision for income taxes	(505,391)	(412,949)	(258,769)
Provision for income taxes	215	891	567
Net loss	$(505,606)	$(413,840)	$(259,336)
Net loss per common share — basic and diluted	$(2.77)	$(2.73)	$(1.88)
Weighted average common shares outstanding — basic and diluted	182,421,233	151,573,553	138,100,577

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Comprehensive Loss
(In thousands)

	Years Ended March 31,
	2026	2025	2024
Net loss	$(505,606)	$(413,840)	$(259,336)
Other comprehensive (loss) income:
Foreign currency translation adjustments	(729)	(449)	1,056
Total other comprehensive (loss) income	(729)	(449)	1,056
Comprehensive loss	$(506,335)	$(414,289)	$(258,280)
The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Stockholders’ Equity
(In thousands, except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2023	10,000	$—	130,329,863	$13	$927,976	$852	$(566,347)	$362,494
Issuance of common stock upon underwritten offering and private placement	—	—	12,949,184	1	466,732	—	—	466,733
Stock options exercised and restricted stock units vested and settled	—	—	2,303,952	—	5,694	—	—	5,694
Capital contribution – stock-based compensation	—	—	—	—	103	—	—	103
Stock-based compensation	—	—	—	—	41,013	—	—	41,013
Foreign currency translation adjustments	—	—	—	—	—	1,056	—	1,056
Net loss	—	—	—	—	—	—	(259,336)	(259,336)
Balance at March 31, 2024	10,000	$—	145,582,999	$14	$1,441,518	$1,908	$(825,683)	$617,757
Issuance of common stock upon private placement	—	—	22,500,000	2	449,679	—	—	449,681
Stock options exercised and restricted stock units vested and settled	—	—	2,028,594	—	4,811	—	—	4,811
Capital contribution – stock-based compensation	—	—	—	—	24	—	—	24
Stock-based compensation	—	—	—	—	49,463	—	—	49,463
Foreign currency translation adjustments	—	—	—	—	—	(449)	—	(449)
Net loss	—	—	—	—	—	—	(413,840)	(413,840)
Balance at March 31, 2025	10,000	$—	170,111,593	$16	$1,945,495	$1,459	$(1,239,523)	$707,447
Issuance of common stock upon underwritten offering	—	—	26,200,000	3	543,687	—	—	543,690
Stock options exercised and restricted stock units vested and settled	—	—	7,628,760	1	52,065	—	—	52,066
Capital contribution – stock-based compensation	—	—	—	—	832	—	—	832
Stock-based compensation	—	—	—	—	54,892	—	—	54,892
Foreign currency translation adjustments	—	—	—	—	—	(729)	—	(729)
Net loss	—	—	—	—	—	—	(505,606)	(505,606)
Balance at March 31, 2026	10,000	$—	203,940,353	$20	$2,596,971	$730	$(1,745,129)	$852,592

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Consolidated Statements of Cash Flows
(In thousands)

	Years Ended March 31,
	2026	2025	2024
Cash flows from operating activities
Net loss	$(505,606)	$(413,840)	$(259,336)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	55,724	49,487	41,116
Depreciation on property and equipment	409	377	231
Non-cash lease expense	99	133	1,130
Changes in operating assets and liabilities:
Accounts receivable	986	3,232	(4,577)
Prepaid expenses and other current assets	8,844	(26,990)	1,558
Income tax receivable	(2,386)	(261)	19
Other assets	69	(7,736)	—
Accounts payable	(10,252)	10,684	5,784
Accrued expenses	45,000	8,923	1,349
Operating lease liabilities	(99)	(138)	(1,172)
Due to Roivant Sciences Ltd.	(98)	255	(329)
Net cash used in operating activities	(407,310)	(375,874)	(214,227)
Cash flows from investing activities
Purchases of property and equipment	(8)	(759)	(360)
Net cash used in investing activities	(8)	(759)	(360)
Cash flows from financing activities
Proceeds from issuance of common stock upon underwritten offering, net of underwriter discounts and commissions, and private placement	544,194	450,000	472,745
Payment of offering and private placement costs	(504)	(319)	(6,012)
Proceeds from stock options exercised	52,066	4,811	5,694
Net cash provided by financing activities	595,756	454,492	472,427
Effect of exchange rate changes on cash and cash equivalents	(299)	747	993
Net change in cash and cash equivalents	188,139	78,606	258,833
Cash and cash equivalents – beginning of period	713,971	635,365	376,532
Cash and cash equivalents – end of period	$902,110	$713,971	$635,365
Non-cash operating activity
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$73	$98	$91
Supplemental disclosure of cash paid:
Income taxes	$2,386	$1,202	$509

The accompanying notes are an integral part of these consolidated financial statements.

IMMUNOVANT, INC.
Notes to Consolidated Financial Statements

Note 1 — Organization and Nature of Business

[A] Description of Business

Immunovant, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. The Company is pursuing a broad anti-FcRN strategy based on its lead asset, IMVT-1402, a novel, fully human, monoclonal antibody that targets the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as a simple, subcutaneous injection, IMVT-1402 has been observed to reduce immunoglobulin G (“IgG”) antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies. The Company discontinued further development of batoclimab (formerly referred to as IMVT-1401) across all indications to focus fully on the development of IMVT-1402.

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

In January 2026, the Company completed an internal reorganization and transfer of intellectual property rights related to the Company’s product candidates between two wholly-owned subsidiaries of the Company. Ownership and rights to such intellectual property remain with the Company and its subsidiaries. See Note 6 - Income Taxes for additional details.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2026, the Company’s cash and cash equivalents totaled $902.1 million and its accumulated deficit was $1,745.1 million.

The Company has not generated any revenues to date and does not anticipate generating any revenues unless and until it successfully completes development and obtains regulatory approval for IMVT-1402 or any future product candidate. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.

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

[B] Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to stock-based compensation, litigation accruals, clinical trial accruals, prepaid expenses, research and development costs and income taxes. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of March 31, 2026 and through the issuance of this report. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of March 31, 2026, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At March 31, 2026 and 2025, cash and cash equivalents included $877.8 million and $687.6 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model and the Monte Carlo simulation model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time as the Company has sufficient exercise history. The expected share price volatility for the Company’s common stock was estimated using the average historical price volatility for comparable publicly traded peer companies in fiscal year 2024 and a weighted blend of the Company’s historical price volatility and the average historical price volatility for comparable publicly traded peer companies in fiscal year 2025. Beginning on April 1, 2025, the Company determined that its common stock had sufficient trading activity to solely utilize the Company’s historical price volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

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

The Company’s financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and amounts due to Roivant Sciences Ltd. (“RSL”). These financial instruments are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. There were no Level 2 or Level 3 financial instruments as of March 31, 2026 or 2025.

[O] Foreign Currency

The Company has operations in the U.S., the United Kingdom, Bermuda, and Switzerland. The results of its non-U.S. dollar based functional currency operations are translated to U.S. dollars at the average exchange rates during the period. The Company’s assets and liabilities are translated using the current exchange rate as of the consolidated balance sheet date and equity is translated using historical rates. Adjustments resulting from the translation of the consolidated financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are recognized in accumulated other comprehensive (loss) income. Foreign exchange transaction gains and losses are included in other (income) expense, net in the consolidated statements of operations.

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

The following potentially dilutive securities, presented based on amounts outstanding at period end, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Years Ended March 31,
	2026	2025	2024
Preferred stock as converted	10,000	10,000	10,000
Stock options	9,993,443	12,963,834	13,026,329
Restricted stock units	3,485,074	3,239,901	3,466,057
Capped value appreciation rights	136,574	—	—
Total	13,625,091	16,213,735	16,502,386

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

[R] Recently Adopted Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures” ( “ASU 2023-09”), which requires disaggregated information on the effective rate reconciliation as well as information on income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 for public entities, with early adoption permitted, and may be applied prospectively, with the option to apply them retrospectively. The Company adopted this ASU for the fiscal year ended March 31, 2026 and applied the new disclosure requirements on a prospective basis. See Note 6 - Income Taxes for the additional disclosures required by ASU 2023-09.

[S] Recent Accounting Pronouncements Not Yet Adopted

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
•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2026) upon the achievement of certain regulatory and sales milestones; and
•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products subject to standard offsets and reductions on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.
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

In January 2026, the Company completed an internal reorganization and transfer of intellectual property rights related to the Company’s product candidates between two wholly-owned subsidiaries of the Company. See Note 6 - Income Taxes for additional details.
Note 4 — Accrued Expenses
Accrued expenses consist of the following (in thousands):

	March 31,
	2026	2025
Research and development expenses	$33,860	$32,622
Contractual costs related to batoclimab program discontinuation	42,482	—
Accrued bonuses	16,767	15,618
Legal and other professional fees	1,342	789
Other expenses	2,183	1,719
Total accrued expenses	$96,634	$50,748

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

For the years ended March 31, 2026, 2025 and 2024, expenses recorded by the Company were $1.5 million, $0.8 million and $0.6 million, respectively, under the Services Agreements, which are included in the accompanying consolidated statements of operations.

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

RSI Subleases

In June 2020, the Company entered into two sublease agreements with RSI for two floors of office space in New York, which expired on February 27, 2024 and April 29, 2024, respectively. Rent expense under these operating leases was de minimis and $1.1 million for the years ended March 31, 2025 and 2024, respectively.

RSL Share Purchases

See Note 7 – Stockholders’ Equity for a discussion of the RSL share purchases as part of the Company’s underwritten offering in December 2025, private placement in January 2025 and underwritten offering and private placement in October 2023.

Note 6 — Income Taxes
The loss before income taxes and the related tax provision are as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
(Loss) income before income taxes
United States	$100,991	$(17,730)	$(16,180)
Switzerland	(606,288)	(395,119)	(242,518)
Bermuda	(39)	(100)	(71)
United Kingdom	(55)	—	—
Total loss before income taxes	$(505,391)	$(412,949)	$(258,769)
Current taxes
United States – Federal	$—	$880	$562
United States – State	215	11	5
Total current tax expense	215	891	567
Deferred tax expense	—	—	—
Total provision for income taxes	$215	$891	$567

For the year ended March 31, 2026, the Company adopted ASU 2023-09 on a prospective basis. Accordingly, the following table is a reconciliation of the U.S. federal statutory rate to the Company’s effective tax rate for the year ended March 31, 2026 in accordance with the guidance in ASU 2023-09 (amounts in thousands):

	Year ended March 31, 2026
	Amount	Percent
U.S. federal statutory tax rate	$(106,132)	21.00%
State and local income taxes, net of federal income tax effect (1)	170	(0.03)
Foreign tax effects
Switzerland
Statutory tax rate difference	75,786	(15.00)
Intercompany reorganization	138,465	(27.40)
Deductible federal taxes	(6,852)	1.35
Change in valuation allowances	(80,199)	15.87
Other (2)	(58)	0.01
Effects of cross-border tax laws
Foreign loss	(64,511)	12.76
Tax credits
Research and development tax credit	(10,748)	2.13
Orphan drug credit	(3,948)	0.78
Change in valuation allowances	50,376	(9.97)
Nontaxable or nondeductible items
Section 162(m)	8,768	(1.73)
Other adjustments	(902)	0.19
Effective tax rate	$215	(0.04)%
___________
(1) The state taxes in Florida and South Carolina make up the majority of the state tax effect in this category (greater than 50%).
(2) The cantonal taxes in Swiss canton of Basel-Stadt make up the majority of the state tax effect in this category (greater than 50%).

A reconciliation of the provision for income taxes computed at the U.S. federal statutory rate of 21% for the years ended March 31, 2025 and 2024 to the provision for income taxes reflected in the consolidated statements of operations is presented below (in thousands) in accordance with the guidance prior to the prospective adoption of ASU 2023-09. As such, certain items in the effective tax rate reconciliation above may have been reclassified between categories compared to prior periods; however, such reclassifications did not have a material impact on any individual line items or the overall effective tax rate.

	Years Ended March 31,
	2025	2024
Income tax benefit at statutory rate	$(86,719)	$(54,341)
Foreign rate differential	31,499	19,321
Research and development credits	(17,972)	(8,096)
Valuation allowance	74,541	46,389
Non-deductible expense	5,826	7,518
Excess tax benefits from stock-based compensation	(6,282)	(9,204)
Other	(2)	(1,020)
Total provision for income taxes	$891	$567
The Company’s effective tax rate was (0.04)%, (0.22)% and (0.22)% for the years ended March 31, 2026, 2025 and 2024 respectively, primarily driven by the Company’s jurisdictional earnings by location, certain non-deductible expenditures, research and development credits, and a valuation allowance that eliminates the Company’s global net deferred tax assets.
A summary of income taxes paid by jurisdiction, net of refunds, after the adoption of ASU 2023-09 for the year ended March 31, 2026 is as follows (in thousands):

Year ended March 31, 2026
U.S. federal	$2,438
Other	(52)
Total	$2,386
Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2026 and 2025 are as follows (in thousands):

	March 31,
	2026	2025
Deferred tax assets
Intangible assets	$3,457	$10,099
Net operating losses	77,731	153,370
Stock-based compensation	12,065	13,643
Capitalized research and development costs	153,532	—
Research and development credits	53,734	39,217
Accruals and reserves	11,743	3,298
Others	252	224
Total deferred tax assets	312,514	219,851
Valuation allowance	(311,961)	(218,753)
Deferred tax assets, net of valuation allowance	$553	$1,098
Deferred tax liabilities
Others	$(487)	$(948)
Right-of-use assets	(15)	(41)
Depreciation	(51)	(109)
Total deferred tax liabilities	(553)	(1,098)
Total net deferred taxes	$—	$—

In January 2026, the Company completed an internal reorganization and transfer of intellectual property rights related to the Company’s product candidates between two wholly-owned subsidiaries of the Company to align with the business operations of the Company. Ownership and rights to such intellectual property remain with the Company and its subsidiaries.

The Company recorded an income tax benefit predominantly related to the internal reorganization, reducing the provision for income taxes to $0.2 million for the year ended March 31, 2026. Further, a new deferred tax asset was created as reflected above related to capitalized research and development expenses that will be deductible in the U.S. in future periods. As of March 31, 2026, the Company has gross net operating loss carryforwards in Switzerland of $279.0 million, which decreased from $1,094.6 million as of March 31, 2025 primarily due to utilization caused by the transfer of intellectual property, and will begin to expire as of March 31, 2032. Additionally, as of March 31, 2026, the Company has gross net operating loss carryforwards in the U.S. of $195.2 million, which increased from $48.7 million as of March 31, 2025, driven by the internal reorganization and can be carried forward indefinitely with utilization limited to 80% of future taxable income. The Company has research and development and orphan drug credit carryforwards in the U.S. of $53.7 million as of March 31, 2026, which begin to expire as of March 31, 2039.

The Company assesses the realizability of its net deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary. Despite the one-time partial utilization of the net operating losses within Switzerland as part of the transfer of the intellectual property, the Company remains in a cumulative loss position, which provides significant negative evidence difficult to overcome. Accordingly, the Company has recorded a valuation allowance of $312.0 million and $218.8 million for the years ended March 31, 2026 and 2025, respectively, representing the portion of the net deferred tax assets that is not expected to be realized. The amount of the net deferred tax assets considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of net deferred tax assets at each balance sheet date in order to determine the proper amount, if any, required for a valuation allowance.

As of March 31, 2026, the Company does not have undistributed earnings from foreign subsidiaries. The Company regularly evaluates whether foreign earnings are expected to be indefinitely reinvested. This evaluation requires judgment about the future operating and liquidity needs of the Company. Changes in economic and business conditions, foreign or U.S. tax laws or the Company’s financial situation could result in a change to the Company’s position.

The Company is subject to tax and files income tax returns in the U.S. federal, state and local jurisdictions, the United Kingdom and Switzerland. The Company’s tax periods for the fiscal years ended March 31, 2019 through March 31, 2026 remain open for tax examinations in most applicable income tax jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however the potential tax benefits may impact the consolidated results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire. The Company’s unrecognized tax benefit activity during the years ended March 31, 2026 and 2025 and related liabilities were not material to the Company’s consolidated financial statements as of March 31, 2026 and 2025.

On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law in the U.S., which includes a broad range of tax reform provisions. ASC 740, “Income Taxes”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The impact of the OBBBA on the Company’s accompanying consolidated financial statements is not material to the Company’s effective tax rate.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of March 31, 2026, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of March 31, 2026, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. The board of directors has the authority, without further action by the stockholders to issue such shares of preferred stock in one or more series, to establish from time to time the number of shares to be included in each such series, and to fix the dividend, voting, and other rights, preferences and privileges of the shares. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, which are issued and outstanding, there were no issued and outstanding shares of preferred stock as of March 31, 2026.

Common Stock

As of March 31, 2026, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share.

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

In December 2025, the Company completed an underwritten offering of 26,200,000 shares of its common stock (including 16,666,666 shares of common stock purchased by RSL on the same terms as other investors in the offering) at an offering price of $21.00 per share. The underwriter did not receive any underwriting discounts or commissions with respect to shares sold to RSL in the offering. The net proceeds to the Company were $543.7 million after deducting underwriting discounts and commissions and other offering expenses.

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

As of March 31, 2026, the Company had 203,940,353 shares of common stock outstanding, which include the above share issuances during the year and the issuance of shares of common stock from the exercise of stock options and vesting of restricted stock units. See Note 8 – Stock-Based Compensation for additional details about stock options and restricted stock units.

The Company has reserved the following shares of common stock for issuance:

	March 31,
	2026	2025
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	9,996,503	12,963,834
Restricted stock units outstanding	4,254,184	4,043,674
Capped value appreciation rights outstanding	136,574	—
Equity awards available for future grants	7,822,985	6,027,035
Total	22,220,246	23,044,543

The reserved shares underlying stock options above include 3,060 stock options that were exercised but were not settled as of March 31, 2026. The reserved shares underlying restricted stock units above include 769,110 restricted stock units that vested but were not settled as of March 31, 2026. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of March 31, 2026. See Note 8 – Stock-Based Compensation for further details.

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

On April 1, 2025, 6,804,463 shares of common stock were added to the 2019 Plan pool in accordance with the 4.0% evergreen provision of the 2019 Plan. As of March 31, 2026, options to purchase 8,925,717 shares of common stock and 3,485,074 RSUs were outstanding under the 2019 Plan and 7,822,985 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of March 31, 2026, options to purchase 1,067,726 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of March 31, 2026, no awards were granted or outstanding under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance – March 31, 2025	12,963,834	$12.00	6.25	$88,960
Granted	4,473,253	15.92
Exercised	(6,138,562)	8.48
Forfeited	(1,206,473)	16.68
Expired	(98,609)	25.57
Balance – March 31, 2026	9,993,443	$15.22	6.10	$104,098
Exercisable – March 31, 2026	4,876,213	$12.68	4.79	$63,386

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable stock options and the fair value of the Company’s common stock at March 31, 2026. The intrinsic value of stock options exercised during the years ended March 31, 2026, 2025 and 2024 was $69.9 million, $12.2 million and $22.1 million, respectively. The stock options granted during the years ended March 31, 2026, 2025 and 2024 had a weighted-average fair value of $11.19 per share, $21.51 per share and $14.10 per share, respectively, at the grant date. The total grant-date fair value of stock options vested during the years ended March 31, 2026, 2025 and 2024 was $20.7 million, $24.9 million and $21.6 million, respectively. The Company estimated the fair value of each option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Years Ended March 31,
	2026	2025	2024
Risk-free interest rate	4.00%	4.33%	3.60%
Expected term, in years	6.08	6.11	6.11
Expected volatility	78.10%	82.08%	94.26%
Expected dividend yield	—%	—%	—%

Restricted Stock Unit Awards

A summary of the RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2025	3,239,901	$21.70
Issued	2,821,133	15.81
Vested	(1,458,595)	19.99
Forfeited	(1,117,365)	18.48
Nonvested as of March 31, 2026	3,485,074	$18.67

The RSUs granted during the years ended March 31, 2026, 2025 and 2024 had a weighted-average fair value of $15.81 per share, $28.97 per share and $17.15 per share, respectively, at the grant date. The total grant-date fair value of RSUs vested during the years ended March 31, 2026, 2025 and 2024 was $29.2 million, $19.5 million and $13.5 million, respectively.

Performance Restricted Stock Units

A summary of the PSU activity under the Company’s equity incentive plans is as follows:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2025	—	$—
Issued	820,000	15.23
Forfeited	(430,000)	15.23
Nonvested as of March 31, 2026	390,000	$15.23

During the year ended March 31, 2026, the Company granted 820,000 PSUs, which were valued at $12.5 million on the date of grant. The vesting of these PSUs requires that certain performance conditions be achieved during the performance period. A performance condition required as of March 31, 2026 was not met, resulting in the forfeiture of 430,000 PSUs. The remaining PSUs were determined to be improbable of vesting and therefore no expense was recorded for the year ended March 31, 2026.

Stock-based Compensation Expense

For the years ended March 31, 2026, 2025 and 2024, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
Research and development expenses	$29,527	$27,014	$20,409
General and administrative expenses	25,365	22,449	20,604
Total stock-based compensation	$54,892	$49,463	$41,013

As of March 31, 2026, total unrecognized compensation expense related to nonvested stock options and RSUs was $43.8 million and $44.6 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.60 years and 2.54 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to RSL RSUs issued by RSL to employees of the Company, stock-based compensation expense was $0.8 million for the year ended March 31, 2026. These RSUs are vesting over a period of four years. For the years ended March 31, 2025 and 2024, stock-based compensation expense recorded by the Company related to RSL RSUs was de minimis and $0.1 million, respectively. As of March 31, 2026, the amount of unrecognized compensation expense related to unvested RSL RSUs was $1.6 million.

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

The Company’s significant segment expenses are as follows (in thousands):

	Years Ended March 31,
	2026	2025	2024
Therapeutic area-specific research and development:
Endocrine diseases	$90,359	$63,073	$33,205
Neurological diseases	82,515	93,224	41,060
Rheumatology diseases	48,813	23,897	—
Dermatology diseases	20,264	15,633	—
Other clinical and nonclinical	3,367	9,327	39,811
Other unallocated research and development	43,856	44,264	24,562
Contractual costs related to batoclimab program discontinuation	38,952	—	—
Personnel-related research and development (1)	128,534	111,499	74,290
Acquired in-process research and development	—	—	12,500
Personnel-related general and administrative (2)	48,730	41,095	34,684
Other general and administrative (3)	27,512	36,140	22,597
Interest income, net	(25,330)	(24,732)	(24,948)
Other segment items (4)	(1,966)	420	1,575
Net loss	$505,606	$413,840	$259,336
___________
(1)Includes stock-based compensation expense of $29,712, $27,014 and $20,409 for the years ended March 31, 2026, 2025 and 2024, respectively
(2)Includes stock-based compensation expense of $26,012, $22,473 and $20,707 for the years ended March 31, 2026, 2025 and 2024, respectively
(3)Other general and administrative expenses primarily include legal and other professional fees, information technology costs and market research costs
(4)Other segment items include other (income) expense, net and provision for income taxes

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

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of March 31, 2026, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

Commitments

See Note 4 - Accrued Expenses for accumulated non-cancelable contractual costs accrued as a result of the discontinuation of batoclimab, of which $39.0 million was recognized as research and development expenses during the year ended March 31, 2026.

As of March 31, 2026, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable. In the normal course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, nominal early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

Contingencies

The extent of the impact of geopolitical tensions, changes in inflation and interest rates, changes in international trade policies and tariffs and any resulting economic slowdown or recession on the Company’s future operational and financial performance will depend on certain developments, including the potential impact on the Company’s clinical trial plans and timelines, such as the enrollment and activation of additional clinical trial sites, and the results of the Company’s clinical trials, all of which are uncertain and cannot be predicted. At this point, the extent to which these events may impact the Company’s future financial condition or results of operations is uncertain.

Note 11 — Subsequent Event

The Company enters into agreements with vendors in the ordinary course of business that include unconditional purchase obligations for manufacturing and other services. In April 2026, the Company entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of May 20, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million is expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2026, the end of the period covered by this Annual Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2026 at the reasonable assurance level.

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

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2026. In making this assessment, management used the criteria set forth in the Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2026, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2026 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended March 31, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Immunovant, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Immunovant, Inc.’s internal control over financial reporting as of March 31, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Immunovant, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2026, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2026 and 2025, the related consolidated statements of operations, comprehensive loss, stockholders' equity and cash flows for each of the three years in the period ended March 31, 2026, and the related notes and our report dated May 20, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey
May 20, 2026

Item 9B. Other Information

During the three months ended March 31, 2026, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K) with respect to the trading of Immunovant common stock.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

We will file a definitive proxy statement for our 2026 Annual Meeting of Stockholders (“2026 Proxy Statement”) with the SEC, pursuant to Regulation 14A, not later than 120 days after the end of our fiscal year, or March 31, 2026. Accordingly, certain information required by Part III has been omitted under General Instruction G(3) to Form 10-K. Only those sections of the 2026 Proxy Statement that specifically address the items set forth herein are incorporated by reference.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item will be contained in our 2026 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Meetings of the Board and its Committees” and “Executive Officers” and is incorporated herein by reference.

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
Item 11. Executive Compensation
The information required by this item will be contained in our 2026 Proxy Statement under the captions “Information Regarding the Board of Directors and Corporate Governance,” “Executive Compensation” and “Director Compensation” and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item will be contained in our 2026 Proxy Statement under the captions “Security Ownership of Certain Beneficial Owners and Management” and “Equity Compensation Plans at March 31, 2026” and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item will be contained in our 2026 Proxy Statement under the captions “Certain Relationships and Related Party Transactions” and “Information Regarding the Board of Directors and Corporate Governance” and is incorporated herein by reference.

Item 14. Principal Accountant Fees and Services

The information required by this item will be contained in our 2026 Proxy Statement under the caption “Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
(3) Exhibits

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
3.1	Amended and Restated Certificate of Incorporation of Immunovant, Inc.	8-K	001-38906	3.1	December 20, 2019
3.2	Amended and Restated Bylaws of Immunovant, Inc.	8-K	001-38906	3.2	December 20, 2019
4.1	Description of Securities.	10-K	001-38906	4.3	June 29, 2020
10.1	UK Sub-Plan to the Immunovant, Inc. 2019 Equity Incentive Plan	10-Q	001-38906	10.1	February 3, 2023
10.2	Form of Stock Option Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.2	February 3, 2023
10.3	Form of Restricted Stock Unit Grant Notice and Agreement for the UK Sub-Plan	10-Q	001-38906	10.3	February 3, 2023
10.4	Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.4	February 3, 2023
10.5	Form of Stock Option Grant Notice and Option Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.5	February 3, 2023
10.6	Form of Restricted Stock Unit Grant Notice and Award Agreement for the Immunovant, Inc. 2023 Inducement Plan	10-Q	001-38906	10.6	February 3, 2023
10.7	Amended and Restated Registration Rights Agreement, dated September 29, 2019, by and among Health Sciences Acquisitions Corporation and the Investors party thereto.	8-K	001-38906	10.1	December 20, 2019
10.8	Restricted Stock Agreement, dated September 29, 2019, by and between Health Sciences Acquisitions Corporation and Health Sciences Holdings, LLC.	8-K	001-38906	10.2	December 20, 2019
10.9†	2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3	June 29, 2020
10.10.1†	Forms of Option Grant Notices and Option Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.1	June 29, 2020
10.10.2†	Forms of Restricted Stock Unit Grant Notices and Award Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.2	June 29, 2020
10.11†	2018 Equity Incentive Plan of Immunovant Sciences Ltd., and forms of award agreements thereunder.	8-K	001-38906	10.4	December 20, 2019
10.12†	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan.	S-4	333-256165	10.25	May 14, 2021
10.13†	Form of Indemnification Agreement.	8-K	001-38906	10.5	December 20, 2019

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
10.14††	License Agreement, dated December 19, 2017, by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.6	December 20, 2019
10.15	Assignment and Assumption Agreement, dated as of December 7, 2018, by and between Immunovant Sciences GmbH and Roivant Sciences GmbH, relating to the License Agreement by and between Roivant Sciences GmbH and HanAll BioPharma Co., Ltd.	8-K	001-38906	10.7	December 20, 2019
10.16	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences, Inc., Immunovant Sciences GmbH, IMVT Corporation (formerly Immunovant, Inc.) and Immunovant Sciences Ltd.	8-K	001-38906	10.8	December 20, 2019
10.17	Services Agreement, effective as of August 20, 2018, by and between Roivant Sciences GmbH and Immunovant Sciences GmbH.	8-K	001-38906	10.9	December 20, 2019
10.18	Amended and Restated Information Sharing and Cooperation Agreement, effective as of December 28, 2018, by and between Immunovant Sciences Ltd. and Roivant Sciences Ltd.	8-K	001-38906	10.10	December 20, 2019
10.19†	Employment Agreement with Eric Venker, dated as of April 21, 2025.	10-Q	001-38906	10.4	August 11, 2025
10.20†	Employment Agreement with Tiago Girao, dated as of April 21, 2025.	10-K	001-38906	10.19	May 29, 2025
10.21†	Employment Agreement with Jay Stout, dated as of April 11, 2023.	10-K	001-38906	10.24	May 22, 2023
10.22†	Employment Agreement with Michael Geffner, dated as of January 9, 2024.	10-Q	001-38906	10.1	February 12, 2024
10.23†	Separation Agreement and General Release with Michael Geffner, dated as of November 20, 2025.	10-Q	001-38906	10.1	February 6, 2026
10.24†	Employment Agreement with Melanie Gloria, dated as of November 5, 2024.	10-Q	001-38906	10.1	November 7, 2024
10.25†	Employment Agreement with Christopher Van Tuyl, dated as of November 27, 2024.	10-Q	001-38906	10.1	February 6, 2025
10.26†	Employment Agreement with Peter Salzmann, dated as of May 30, 2019.	8-K	001-38906	10.11	December 20, 2019
10.27†	Separation Agreement and General Release with Peter Salzmann, dated as of April 20, 2025.	10-K	001-38906	10.25	May 29, 2025
10.28†	Separation Agreement and General Release with Renee Barnett, dated as of May 9, 2025.	10-Q	001-38906	10.2	August 11, 2025
10.29	Sales Agreement, by and between Immunovant, Inc. and Leerink Partners LLC, dated November 9, 2023.	S-3ASR	333-275419	1.2	November 9, 2023
10.30	Registration Rights Agreement, by and between the Company and certain of the Purchasers, dated January 13, 2025.	8-K	001-38906	10.2	January 13, 2025
19.1	Immunovant, Inc. Insider Trading Policy
21.1	List of Subsidiaries.	10-K	001-38906	21.1	June 8, 2022
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm.
24.1	Power of Attorney (included on signature page to this Annual Report)

Exhibit Number	Description	Schedule/ Form	Incorporated by Reference
			File No.	Exhibit	Filing Date
31.1	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Immunovant Inc. Incentive Compensation Recoupment Policy	10-K	001-38906	97.1	May 29, 2024
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104	Cover Page Interactive Data (embedded within the Inline XBRL document)
___________

+	The annexes, schedules and certain exhibits to the Share Exchange Agreement have been omitted pursuant to Item 601 of Regulation S-K.
†	Indicates a management contract or compensatory plan, contract or arrangement.
††	Certain portions of this exhibit (indicated by asterisks) have been omitted because they are not material and are the type that Immunovant, Inc. treats as private or confidential.
#	In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule: Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Annual Report and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

Item 16. Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Date: May 20, 2026

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

SIGNATURE	TITLE	DATE

/s/ Eric Venker	Chief Executive Officer and Director	May 20, 2026
Eric Venker, M.D., Pharm. D.	(Principal Executive Officer)

/s/ Tiago Girao	Chief Financial Officer	May 20, 2026
Tiago Girao	(Principal Financial and Accounting Officer)
/s/ Frank M. Torti	Executive Chairperson of the Board of Directors	May 20, 2026
Frank M. Torti, M.D.

/s/ Jacob Bauer	Director	May 20, 2026
Jacob Bauer

/s/ Andrew Fromkin	Director	May 20, 2026
Andrew Fromkin

/s/ Douglas Hughes	Director	May 20, 2026
Douglas Hughes

/s/ Atul Pande	Director	May 20, 2026
Atul Pande, M.D.

/s/ Robert Susman	Director	May 20, 2026
Robert Susman