Form 10-Q
period 2026-06-30
Immunovant, Inc.
filed 2026-08-06
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 3, 2026, there were 206,552,682 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$797,798	$902,110
Accounts receivable	697	1,133
Prepaid expenses and other current assets	52,683	45,576
Total current assets	851,178	948,819
Property and equipment, net	351	443
Other assets	961	7,752
Total assets	$852,490	$957,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,138	$7,541
Accrued expenses and other current liabilities	106,964	96,881
Total current liabilities	117,102	104,422
Total liabilities	117,102	104,422
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at June 30, 2026 and March 31, 2026	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and March 31, 2026	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 206,264,878 shares issued and outstanding at June 30, 2026 and 500,000,000 shares authorized, 203,940,353 shares issued and outstanding at March 31, 2026	20	20
Additional paid-in capital	2,632,996	2,596,971
Accumulated other comprehensive income	725	730
Accumulated deficit	(1,898,353)	(1,745,129)
Total stockholders’ equity	735,388	852,592
Total liabilities and stockholders’ equity	$852,490	$957,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended June 30,
	2026	2025
Operating expenses:
Research and development	$142,631	$101,200
General and administrative	17,692	26,024
Total operating expenses	160,323	127,224
Interest income, net	(7,095)	(6,337)
Other income, net	(4)	(1,187)
Loss before provision for income taxes	(153,224)	(119,700)
Provision for income taxes	—	913
Net loss	$(153,224)	$(120,613)
Net loss per common share – basic and diluted	$(0.75)	$(0.71)
Weighted-average common shares outstanding – basic and diluted	205,545,373	170,872,994

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended June 30,
	2026	2025
Net loss	$(153,224)	$(120,613)
Other comprehensive income (loss):
Foreign currency translation adjustments	(5)	278
Total other comprehensive income (loss)	(5)	278
Comprehensive loss	$(153,229)	$(120,335)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	10,000	$—	203,940,353	$20	$2,596,971	$730	$(1,745,129)	$852,592
Stock options exercised and restricted stock units vested and settled	—	—	2,324,525	—	22,251	—	—	22,251
Capital contribution – stock-based compensation	—	—	—	—	240	—	—	240
Stock-based compensation	—	—	—	—	13,534	—	—	13,534
Foreign currency translation adjustments	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(153,224)	(153,224)
Balance at June 30, 2026	10,000	$—	206,264,878	$20	$2,632,996	$725	$(1,898,353)	$735,388

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	10,000	$—	170,111,593	$16	$1,945,495	$1,459	$(1,239,523)	$707,447
Stock options exercised and restricted stock units vested and settled	—	—	957,583	—	2,918	—	—	2,918
Capital contribution – stock-based compensation	—	—	—	—	115	—	—	115
Stock-based compensation	—	—	—	—	18,395	—	—	18,395
Foreign currency translation adjustments	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	(120,613)	(120,613)
Balance at June 30, 2025	10,000	$—	171,069,176	$16	$1,966,923	$1,737	$(1,360,136)	$608,540

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities
Net loss	$(153,224)	$(120,613)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	13,774	18,510
Depreciation on property and equipment	92	107
Non-cash lease expense	27	24
Changes in operating assets and liabilities:
Accounts receivable	436	129
Prepaid expenses and other current assets	(4,953)	498
Other assets	6,763	(1,361)
Accounts payable	2,597	(9,401)
Accrued expenses and other current liabilities	10,083	(5,304)
Net cash used in operating activities	(124,405)	(117,411)
Cash flows from financing activities
Proceeds from stock options exercised	20,097	2,918
Net cash provided by financing activities	20,097	2,918
Effect of exchange rate changes on cash and cash equivalents	(4)	(566)
Net change in cash and cash equivalents	(104,312)	(115,059)
Cash and cash equivalents – beginning of period	902,110	713,971
Cash and cash equivalents – end of period	$797,798	$598,912
Non-cash financing activity
Issuance of common stock upon stock option exercises, cash not yet received	$2,154	$—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 — Description of Business and Liquidity

[A] Description of Business

Immunovant, Inc. (together with its wholly-owned subsidiaries, the “Company” or “Immunovant”) is a clinical-stage immunology company dedicated to enabling normal lives for people with autoimmune diseases. The Company is pursuing a broad anti-FcRN strategy based on its lead asset, IMVT-1402, a novel, fully human, monoclonal antibody that targets the neonatal fragment crystallizable receptor (“FcRn”). Designed to be optimized as a simple, subcutaneous injection, IMVT-1402 has been observed to reduce immunoglobulin G (“IgG”) antibody levels, which has provided evidence supporting the use of an anti-FcRn antibody in disease areas associated with high levels of pathogenic IgG antibodies. In April 2026, the Company discontinued further development of batoclimab (formerly referred to as IMVT-1401) across all indications to focus fully on the development of IMVT-1402.

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2026, the Company’s cash and cash equivalents totaled $797.8 million and its accumulated deficit was $1,898.4 million.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three months ended June 30, 2026 are not necessarily indicative of those expected for the year ending March 31, 2027 or for any future period. The condensed consolidated balance sheet as of March 31, 2026 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2026.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of June 30, 2026 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of June 30, 2026, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At June 30, 2026 and March 31, 2026, cash and cash equivalents included $750.3 million and $877.8 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model and the Monte Carlo simulation model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate, expected dividend yield and the fair value of the Company’s common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time as the Company has sufficient exercise history. The expected share price volatility for the Company’s common stock was estimated using the Company’s historical share price volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. As the Company has never paid and does not anticipate paying cash dividends on its common stock, the expected dividend yield is assumed to be zero. The Company accounts for pre-vesting award forfeitures when they occur.

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

The following potentially dilutive securities, presented based on amounts outstanding at period end, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Three Months Ended June 30,
	2026	2025
Preferred stock as converted	10,000	10,000
Stock options	8,356,594	14,776,873
Restricted stock units	4,042,726	4,723,316
Capped value appreciation rights	66,036	—
Total	12,475,356	19,510,189

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

[J] Recently Issued Accounting Pronouncements Not Yet Adopted

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of June 30, 2026) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	June 30, 2026	March 31, 2026
Research and development expenses	$56,339	$33,860
Contractual costs related to batoclimab program discontinuation	42,482	42,482
Accrued bonuses	5,256	16,767
Legal and other professional fees	677	1,342
Other expenses	2,210	2,430
Total accrued expenses and other current liabilities	$106,964	$96,881
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

For the three months ended June 30, 2026 and 2025 expenses recorded by the Company under the Services Agreements were $0.3 million and $0.8 million, respectively, and are included in the accompanying unaudited condensed consolidated statements of operations.

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

Note 6 — Income Taxes

The Company’s effective tax rates were 0.00% and (0.76)% for the three months ended June 30, 2026 and 2025, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of June 30, 2026, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of June 30, 2026, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, which are issued and outstanding, there were no issued and outstanding shares of preferred stock as of June 30, 2026.

Common Stock

As of June 30, 2026, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share and has 206,264,878 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	June 30, 2026	March 31, 2026
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	8,357,594	9,996,503
Restricted stock units outstanding	4,048,029	4,254,184
Capped value appreciation rights outstanding	66,036	136,574
Equity awards available for future grants	6,581,552	7,822,985
Total	19,063,211	22,220,246

The reserved shares underlying stock options above include 1,000 stock options that were exercised but were not settled as of June 30, 2026. The reserved shares underlying restricted stock units above include 5,303 restricted stock units that vested but were not settled as of June 30, 2026. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of June 30, 2026.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the Company’s board of directors on or prior to March 31 of such year. Prior to March 31, 2026, the Company’s board of directors did not approve the automatic increase to the 2019 Plan pool that was scheduled to occur on April 1, 2026 pursuant to the evergreen provision of the 2019 Plan. As of June 30, 2026, options to purchase 7,396,551 shares of common stock and RSUs with respect to 4,042,726 shares of common stock were outstanding under the 2019 Plan and 6,581,552 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of June 30, 2026, options to purchase 960,043 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of June 30, 2026, no awards have been granted under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2026	9,993,443	$15.22	6.10	$104,098
Granted	1,069,060	$25.22
Exercised	(1,654,258)	$13.45
Forfeited	(1,044,785)	$18.26
Expired	(6,866)	$30.61
Balance - June 30, 2026	8,356,594	$16.45	7.29	$184,603
Exercisable - June 30, 2026	4,416,757	$13.34	5.82	$111,370

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended June 30,
	2026	2025
Risk-free interest rate	4.05%	3.97%
Expected term, in years	6.02	6.06
Expected volatility	75.38%	78.52%
Expected dividend yield	—%	—%

Restricted Stock Unit Awards

A summary of the RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant- Date Fair Value
Nonvested as of March 31, 2026	3,485,074	$18.67
Issued	2,355,496	$25.11
Vested	(703,120)	$16.91
Forfeited	(1,094,724)	$19.68
Nonvested as of June 30, 2026	4,042,726	$22.46

Performance Restricted Stock Units

A summary of the PSU activity under the Company’s equity incentive plans is as follows:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2026	390,000	$15.23
Forfeited	(160,000)	$15.23
Nonvested as of June 30, 2026	230,000	$15.23

As of June 30, 2026, the Company had 230,000 PSUs outstanding. The vesting of these PSUs requires that certain performance conditions be achieved during the performance period. These PSUs, which were valued at $3.5 million at the date of grant, were determined to be improbable of vesting and therefore no expense was recorded for the three months ended June 30, 2026.

Stock-based Compensation Expense

For the three months ended June 30, 2026 and 2025, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Research and development expenses	$7,192	$7,865
General and administrative expenses	6,342	10,530
Total stock-based compensation	$13,534	$18,395

As of June 30, 2026, total unrecognized compensation expense related to nonvested stock options and RSUs was $51.7 million and $83.3 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.72 years and 2.98 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to RSL RSUs issued by RSL to employees of the Company, stock-based compensation expense was $0.2 million and $0.1 million for the three months ended June 30, 2026 and 2025, respectively. These RSUs are scheduled to vest over a period of four years. As of June 30, 2026, the amount of unrecognized compensation expense related to unvested RSL RSUs was $1.4 million.

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

The Company’s significant segment expenses are as follows (in thousands):

	Three months ended June 30,
	2026	2025
Therapeutic area-specific research and development:
Endocrine diseases	$42,885	$19,329
Neurological diseases	25,455	20,937
Rheumatology diseases	22,340	8,209
Dermatology diseases	7,542	5,145
Other clinical and nonclinical	2,609	2,392
Other unallocated research and development	8,303	10,685
Personnel-related research and development (1)	33,497	34,503
Personnel-related general and administrative (2)	12,116	17,832
Other general and administrative (3)	5,576	8,192
Interest income, net	(7,095)	(6,337)
Other segment items (4)	(4)	(274)
Net loss	$153,224	$120,613
___________
(1)Includes stock-based compensation expense of $7,254 and $7,865 for the three months ended June 30, 2026 and 2025, respectively.
(2)Includes stock-based compensation expense of $6,520 and $10,645 for the three months ended June 30, 2026 and 2025, respectively.
(3)Other general and administrative expenses primarily include legal and other professional fees, information technology costs and market research costs.
(4)Other segment items include other (income) expense, net and provision for income taxes.

Note 10 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of June 30, 2026, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

Commitments

See Note 4 – Accrued Expenses and Other Current Liabilities for non-cancelable contractual costs accrued as a result of the discontinuation of batoclimab of $42.5 million, which were recognized as research and development expenses in prior fiscal years.

In the ordinary course of business, the Company enters into agreements with CROs for clinical trials and with vendors for nonclinical studies, manufacturing and other services and products for operating purposes, which agreements are generally cancellable by the Company at any time, subject to payment of remaining obligations under binding purchase orders and, in certain cases, early-termination fees. These commitments are not deemed significant. There are certain contracts wherein the Company has a minimum purchase commitment, however, most of it is due and payable within one year.

In April 2026, the Company entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of June 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.

As of June 30, 2026, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our (1) unaudited condensed consolidated financial statements and related notes thereto included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”), and (2) audited consolidated financial statements and the related notes thereto and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2026, included in our Annual Report on Form 10-K (“Annual Report”), filed with the Securities and Exchange Commission (the “SEC”) on May 20, 2026. Unless the context requires otherwise, references in this Quarterly Report to “Immunovant,” the “Company,” “we,” “us,” and “our” refer to Immunovant, Inc. and its wholly-owned subsidiaries.

Cautionary Note Regarding Forward-Looking Statements

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

We believe that FcRn inhibition has broad therapeutic and commercial potential to address pathogenic IgG-mediated autoimmune diseases in several therapeutic areas, including, but not limited to, endocrinology, neurology, rheumatology and dermatology. Third-party estimates suggest over four million patients in the United States and Europe could benefit from anti-FcRn treatments across more than 20 indications that have been publicly announced for research and development by multiple companies, with two indications that are already approved and launched, quickly reaching multi-billions of dollars in global annual sales.

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

In May 2026, we reported positive preliminary open-label Week 16 (Period 1) results from our potentially registrational trial in D2T RA, in which IMVT-1402 showed response rates of 72.7% ACR20, 54.5% ACR50, and 35.8% ACR70 in a heavily pretreated patient population - the first efficacy data for IMVT-1402 in patients. These results are described further under “Recent Developments in Our Clinical Programs” below.

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

The trial is currently ongoing and enrolled a total of 170 participants in Period 1. At the completion of Period 1, 165 of the 170 enrolled patients were evaluable for ACR20 response to determine eligibility to continue to Period 2 and the primary efficacy analysis for the study. The enrollment inclusion criteria described above resulted in a heavily pretreated population: 86.7% (143/165) had failed two prior mechanisms of advanced therapies (i.e., biologic or targeted synthetic DMARDs), and the mean time from disease diagnosis was 12.8 years. Baseline disease activity was high, with a mean of 24.2 tender joints, 16.7 swollen joints, and DAS28-CRP score of 6.1.

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

Period 1 was conducted in an open-label setting, with joint assessments performed by independent assessors blinded to treatment status to control for the potential for assessor bias in the response measures. IMVT-1402 was observed to be safe and well-tolerated in Period 1, and no new drug-related safety signals were identified. Study participants meeting the criteria for an ACR20 response at Weeks 14 and 16 are eligible to advance to Period 2 of the trial, where the primary endpoint will be assessed at Week 28. Further updates on this program are expected in the second half of calendar year 2026.

IMVT-1402 Trial in SjD

In June 2025, we initiated a potentially registrational trial (NCT06979531) evaluating IMVT-1402 in SjD. We expect to report top-line results from this trial in calendar year 2028.

Dermatology Diseases

IMVT-1402 Proof-of-Concept Trial in CLE

In February 2025, we initiated a proof-of-concept trial (NCT06980805) evaluating IMVT-1402 in CLE. The trial is fully enrolled and we expect to report top-line results from this trial in the second half of calendar year 2026.

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

Results of Operations for the Three Months Ended June 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Operating expenses:
Research and development	$142,631	$101,200	$41,431
General and administrative	17,692	26,024	(8,332)
Total operating expenses	160,323	127,224	33,099
Interest income, net	(7,095)	(6,337)	(758)
Other income, net	(4)	(1,187)	1,183
Loss before provision for income taxes	(153,224)	(119,700)	(33,524)
Provision for income taxes	—	913	(913)
Net loss	$(153,224)	$(120,613)	$(32,611)

Research and Development Expenses for the Three Months Ended June 30, 2026 and 2025

The following table summarizes the period-over-period changes in research and development expenses for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025	Change
Therapeutic area-specific costs:
Endocrine diseases	$42,885	$19,329	$23,556
Neurological diseases	25,455	20,937	4,518
Rheumatology diseases	22,340	8,209	14,131
Dermatology diseases	7,542	5,145	2,397
Other clinical and nonclinical	2,609	2,392	217
Total therapeutic area-specific costs	100,831	56,012	44,819
Unallocated costs:
Personnel-related expenses including stock-based compensation	33,497	34,503	(1,006)
Other	8,303	10,685	(2,382)
Total research and development expenses	$142,631	$101,200	$41,431

For the three months ended June 30, 2026, research and development expenses increased $41.4 million as compared with the prior-year period.

For the three months ended June 30, 2026, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $44.8 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $23.6 million. This increase was primarily due to our ongoing clinical trials of IMVT-1402 in GD, partially offset by lower costs related to the wind-down of our batoclimab clinical trials. Research and development costs related to neurological diseases, which include MG and CIDP, increased $4.5 million, primarily due to higher costs related to our clinical trials of IMVT-1402 in neurological diseases, partially offset by lower costs related to the wind-down of our batoclimab clinical trials. Research and development costs related to rheumatology diseases increased $14.1 million, reflecting higher expenses incurred with our ongoing clinical trials of IMVT-1402 in D2T RA and SjD. Research and development costs related to dermatology diseases increased $2.4 million, reflecting higher overall clinical trial costs for our proof-of-concept trial in CLE.

For the three months ended June 30, 2026, unallocated research and development costs decreased $3.4 million as compared with the prior-year period. This decrease primarily reflected lower costs that were not allocated to specific therapeutic areas as a result of the Company’s focus on the development of IMVT-1402 of $2.4 million and a decrease in personnel-related expenses of $1.0 million aligned with a decrease in headcount.

General and Administrative Expenses for the Three Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, general and administrative expenses decreased $8.3 million as compared with the prior-year period, primarily reflecting lower personnel-related expenses, driven by a one-time stock-based compensation charge in the prior-year period related to the retirement of our former chief executive officer, as well as lower professional fees, market research costs and information technology costs.

Interest Income, net for the Three Months Ended June 30, 2026 and 2025

For the three months ended June 30, 2026, interest income increased $0.8 million as compared with the prior-year period, primarily reflecting higher average money market fund balances, partially offset by lower average interest rates.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $797.8 million and $902.1 million as of June 30, 2026 and March 31, 2026, respectively. For the three months ended June 30, 2026 and 2025, we had net losses of $153.2 million and $120.6 million, respectively. We expect to continue to incur significant expenses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1402 or any future product candidate.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(124,405)	$(117,411)
Net cash provided by financing activities	20,097	2,918

Operating Activities

For the three months ended June 30, 2026, $124.4 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $153.2 million, partially offset by non-cash charges of $13.9 million and a net change in operating assets and liabilities of $14.9 million. The non-cash charges consisted mainly of stock-based compensation of $13.8 million, reflecting the lower headcount and related incentive equity awards as compared with the prior year. The change in operating assets and liabilities reflected an increase in accrued expenses and other current liabilities of $10.1 million, primarily reflecting payments and services related to our ongoing clinical trials and contract manufacturing, partially offset by payments related to employee incentive compensation, a decrease in other assets of $6.8 million driven by the amortization of prepaid expenses related to certain contract manufacturing activities, and an increase in accounts payable of $2.6 million related to CRO clinical trial costs. These changes were partially offset by higher prepaid and other current assets of $5.0 million, primarily reflecting the timing of payments and services related to our ongoing clinical trials.

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

Financing Activities

For the three months ended June 30, 2026 and 2025, cash provided by financing activities consisted of proceeds from the exercise of stock options, driven by exercises from our former executive officers and director.

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

Our short-term and long-term material cash requirements as of June 30, 2026 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Commitments

As of June 30, 2026, we have non-cancelable contractual costs accrued as a result of the discontinuation of batoclimab of $42.5 million, which were recognized as research and development expenses in prior fiscal years.

We enter into agreements with vendors in the ordinary course of business that include unconditional purchase obligations for manufacturing and other services. In April 2026, we entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of June 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of June 30, 2026, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of June 30, 2026) upon the achievement of certain regulatory and sales milestone events. We have commenced discussions with HanAll regarding the future disposition of batoclimab, including the potential return to HanAll of certain rights for batoclimab, which could impact the aggregate amount (if any) of potential future payments under the HanAll Agreement. In April 2026, we notified HanAll of our decision to indefinitely delay further development of batoclimab and focus our resources fully on IMVT-1402. For additional considerations regarding associated risks, see Part I, Item 2—Key Agreements of this Quarterly Report on Form 10-Q.

Outlook

We currently expect that our existing cash and cash equivalents as of June 30, 2026 of $797.8 million will be sufficient to fund our operating expenses and capital expenditure requirements, based on our current operating plan, to the potential commercial launch of IMVT-1402 in GD.

Following positive results from Period 1 in our D2T RA trial and continued strong execution across our pipeline, we are evaluating potential expansions of our development plans, including additional investment in late-stage development. Any such expansion is not reflected in our current operating plan, and we expect to provide updated cash runway guidance if and as we finalize these plans, following top-line results from Period 2 of our D2T RA and CLE trials later this year.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2026, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2026 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of June 30, 2026, we had cash and cash equivalents of $797.8 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our financial condition or consolidated financial statements.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or consolidated financial statements as of June 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report filed with the SEC on May 20, 2026, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We cannot assure you that any of the events discussed in these risk factors will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment. During the quarter ended June 30, 2026, our risk factors have not changed materially from those described in our Annual Report, except for the risk factors noted below.

Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial.

We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary and topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline data we previously reported. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

Further, other parties, including our collaborators or regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of a particular product candidate and our business in general.

In addition, our analyses, interpretations and presentation of clinical trial data may evolve over time, including through changes to primary or secondary endpoints, statistical methods, endpoint hierarchies, or the methodologies used to calculate or present them. We may make these changes to ongoing studies. We may also conduct post-hoc, retrospective, subgroup or other modified data or statistical analyses after database lock or unblinding of a clinical trial. Regulatory authorities may give less weight to, or decline to accept, results based on such changes or analyses conducted thereafter, including on the basis that such changes in endpoints or analytical methodology are not adequately justified, which could adversely affect our ability to obtain regulatory approval.

In addition, the information we choose or are required to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the interim, preliminary or topline data that we report differ from later, final or actual results, or if others, including our collaborators or regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates and our business, operating results, prospects or financial condition may be harmed.

Clinical trials and preclinical studies are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials or preclinical studies on the expected timelines, if at all.

Our biopharmaceutical product candidates that are in clinical development or preclinical studies will require, as applicable, extensive clinical testing before a New Drug Application (“NDA”) or other similar application for regulatory approval, such as a Biologics License Application (“BLA”) or an application for marketing authorization in the European Union (“E.U.”) or United Kingdom (“U.K.”), may be submitted, or extensive preclinical testing before an Investigational New Drug application (“IND”) or an application for authorization to conduct a clinical trial in the E.U. or U.K. may be submitted, a Clinical Trial Application (“CTA”). We cannot provide any assurance that we will submit an IND, NDA, CTA or other similar application for regulatory approval for our product candidates within projected timeframes or whether any such application will be accepted for review or ultimately approved by the relevant regulatory authorities.

We cannot provide any assurance that any clinical trials will be conducted as planned or completed on schedule, if at all. Clinical trials and preclinical studies are very expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming and costly and is dependent upon collaboration with many contract research organizations (“CROs”) and clinical trial sites. For instance, the FDA, an institutional review board (“IRB”), an Ethics Committee (“EC”) or other regulatory authorities may not agree with the proposed analysis plans or trial design for the clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the effective date of an IND or approval of an NDA, BLA or similar application. The FDA, the European Medicines Agency (“EMA”), the European Commission, the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other relevant regulatory authority may also find that the benefits of any product candidate in any applicable indication do not outweigh its risks in a manner sufficient to grant regulatory approval.

The FDA or other regulatory authorities may also not agree with the scope of our proposed investigational plan. For example, they may find that our proposed development program is not sufficient to support a marketing authorization application, or that the proposed indication is considered to be too broad. Moreover, the FDA or other regulatory authorities may also refuse or impose certain restrictions on our reliance on data supporting our clinical trial application or marketing authorization application should such data originate from studies outside of the relevant jurisdiction or be affected by regulatory non-compliance, including issues of data integrity. In the E.U., data derived from clinical trials that were conducted outside the E.U. cannot be used to support a CTA unless the clinical trial was registered on a relevant database. In each case, this could delay the clinical development and authorization timeline for a given product candidate.

Failures can occur at any stage of development, including clinical trials or preclinical studies, and we could encounter problems that cause us to abandon or repeat clinical trials or preclinical studies. In addition, results from clinical trials or preclinical studies may require further evaluation, delaying the next stage of development or submission of an IND or an NDA or similar application in the U.S. or another jurisdiction. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having successfully progressed through preclinical and earlier stage clinical trials. Such product candidates may exhibit safety signals in later stage clinical trials that they did not exhibit in earlier studies or trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or the discontinuation of, advanced clinical trials with a product candidate due to lack of efficacy or adverse safety findings, despite having promising results in earlier trials or studies. Likewise, the results of early clinical trials or preclinical studies of our product candidates may not be predictive of the results of current or future development programs. There can also be no assurance that the results of studies conducted by collaborators or other third parties with similar product candidates in similar indications will be viewed favorably or indicative of our own future trial results.

The commencement and completion of clinical trials and other studies may be delayed by several factors, including:

•the inability to generate sufficient data to support the initiation or continuation of clinical trials;
•difficulty identifying patients and enrolling them in clinical trials and other studies, including as a result of competing trials run by other pharmaceutical companies;
•the failure to add, or delays in activating, a sufficient number of clinical trial sites;
•the inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•the failure by our CROs or other third parties to adhere to clinical trial agreements;
•the failure to manufacture or release sufficient quantities of our product candidates or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our quality standards, for use in clinical trials;
•the inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•unforeseen safety issues, or subjects experiencing severe or unexpected adverse events;
•a lack of clinical benefit or effectiveness being demonstrated during clinical trials;
•the occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•premature discontinuation of study participants from clinical trials or missing data;
•the inability to monitor patients adequately during or after treatment;
•inappropriate unblinding of trial results;
•changes in the market that render continued development of a product candidate no longer reasonable or commercially attractive;
•the cost of clinical trials of our product candidates being greater than we anticipated;
•unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other regulatory authorities;
•changes to our statistical analysis plans or the method of calculating primary or secondary endpoints, including changes required by, or subsequently rejected by, the FDA or other regulatory authorities;
•the failure to obtain regulatory authorization to commence a clinical trial or reach consensus with regulatory authorities regarding the design or implementation of our studies;
•resolving any dosing issues, including those raised by the FDA or other regulatory authorities;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the approval policies or regulations of the FDA or other regulatory authorities;
•an IRB or EC refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial; or
•other regulatory issues, including the receipt of any inspectional observations on FDA’s Form-483, Warning or Untitled Letters, clinical holds or complete response letters or similar communications/objections by other regulatory authorities.

We, the FDA or other regulatory authorities may suspend our clinical trials in an entire country at any time, or an IRB/EC may suspend our clinical trial sites within any country, if it appears that we or our collaborators, or the principal investigator, are failing to conduct a trial in accordance with the protocol, applicable regulatory requirements, including Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority finds deficiencies in our IND or equivalent applications for other countries or in the manner in which clinical trials are conducted. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the competent authorities of the E.U. Member States and the U.K. or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a clinical benefit from using a product candidate, changes in governmental regulations or administrative actions, developments on trials conducted by us or our competitors for related technology that raises regulatory concerns about risk to patients of the technology broadly, or lack of adequate funding to continue the clinical trial. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of our product candidates, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a termination or suspension of, or delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. We may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional preclinical or clinical studies to bridge our modified product candidates to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring product candidates to market before we do, and the commercial viability of our product candidates could be significantly reduced.

Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authorities may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing and authorization applications by the FDA or other regulatory authorities, as the case may be, and may ultimately lead to the denial of marketing approval of any of our product candidates.

In addition, for our product candidates that are in clinical development, prior to our acquisition of the rights to those product candidates we had no involvement with or control over the preclinical or clinical development of those product candidates. We are therefore dependent on our licensing and other transaction partners having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having used appropriately regulated and compliant equipment and devices during the preclinical or clinical development, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to those product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these product candidates. Problems associated with the pre-acquisition development of our product candidates could result in increased costs and delays in the commercialization or development of our product candidates, which could harm our ability to generate any future revenue from sales of our product candidates following regulatory approval.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Insider Trading Arrangements

During the three months ended June 30, 2026, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K) with respect to the trading of Immunovant common stock.

Item 6. Exhibits

Exhibit Number	Description
10.1†*	2019 Incentive Plan Capped Value Appreciation Right Award Grant Notice with Eric Venker, dated as of July 28, 2025
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

* Filed herewith.
† Indicates a management contract or compensatory plan, contract or arrangement
# In accordance with Item 601(b)(32)(ii) of Regulation S-K and SEC Release Nos. 33-8238 and 34-47986, Final Rule:
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

Immunovant, Inc.

Date: August 6, 2026	By:	/s/ Eric Venker, M.D., Pharm.D.
Eric Venker, M.D., Pharm.D.
Chief Executive Officer

	By:	/s/ Tiago Girao
Tiago Girao
Chief Financial Officer