Form 10-Q
period 2026-09-30
Immunovant, Inc.
filed 2026-11-09
CIK 1764013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2026, there were 206,947,758 shares of the Registrant’s common stock, $0.0001 par value per share, outstanding.

i

IMMUNOVANT, INC.
QUARTERLY REPORT ON FORM 10-Q
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

IMMUNOVANT, INC.
Condensed Consolidated Balance Sheets
(Unaudited, in thousands, except share and per share data)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$722,274	$902,110
Accounts receivable	138	1,133
Prepaid expenses and other current assets	37,634	45,576
Total current assets	760,046	948,819
Property and equipment, net	262	443
Other assets	659	7,752
Total assets	$760,967	$957,014
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$6,787	$7,541
Accrued expenses and other current liabilities	97,235	96,881
Total current liabilities	104,022	104,422
Total liabilities	104,022	104,422
Commitments and contingencies (Note 10)
Stockholders’ equity:
Series A preferred stock, par value $0.0001 per share, 10,000 shares authorized, issued and outstanding at September 30, 2026 and March 31, 2026	—	—
Preferred stock, par value $0.0001 per share, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and March 31, 2026	—	—
Common stock, par value $0.0001 per share, 500,000,000 shares authorized, 206,785,540 shares issued and outstanding at September 30, 2026 and 500,000,000 shares authorized, 203,940,353 shares issued and outstanding at March 31, 2026	20	20
Additional paid-in capital	2,652,005	2,596,971
Accumulated other comprehensive income	519	730
Accumulated deficit	(1,995,599)	(1,745,129)
Total stockholders’ equity	656,945	852,592
Total liabilities and stockholders’ equity	$760,967	$957,014

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Operations
(Unaudited, in thousands, except share and per share data)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Operating expenses:
Research and development	$85,011	$114,249	$227,642	$215,449
General and administrative	19,144	17,513	36,836	43,537
Total operating expenses	104,155	131,762	264,478	258,986
Interest income, net	(6,897)	(5,604)	(13,992)	(11,941)
Other income, net	(12)	(250)	(16)	(1,437)
Loss before provision for income taxes	(97,246)	(125,908)	(250,470)	(245,608)
Provision for income taxes	—	594	—	1,507
Net loss	$(97,246)	$(126,502)	$(250,470)	$(247,115)
Net loss per common share – basic and diluted	$(0.47)	$(0.73)	$(1.22)	$(1.43)
Weighted-average common shares outstanding – basic and diluted	206,667,558	173,643,829	206,143,035	172,295,320

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Comprehensive Loss
(Unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(97,246)	$(126,502)	$(250,470)	$(247,115)
Other comprehensive loss:
Foreign currency translation adjustments	(206)	(287)	(211)	(9)
Total other comprehensive loss	(206)	(287)	(211)	(9)
Comprehensive loss	$(97,452)	$(126,789)	$(250,681)	$(247,124)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Stockholders’ Equity
(Unaudited, in thousands except share data)

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2026	10,000	$—	203,940,353	$20	$2,596,971	$730	$(1,745,129)	$852,592
Stock options exercised and restricted stock units vested and settled	—	—	2,324,525	—	22,251	—	—	22,251
Capital contribution – stock-based compensation	—	—	—	—	240	—	—	240
Stock-based compensation	—	—	—	—	13,534	—	—	13,534
Foreign currency translation adjustments	—	—	—	—	—	(5)	—	(5)
Net loss	—	—	—	—	—	—	(153,224)	(153,224)
Balance at June 30, 2026	10,000	$—	206,264,878	$20	$2,632,996	$725	$(1,898,353)	$735,388
Stock options exercised and restricted stock units vested and settled	—	—	520,662	—	5,728	—	—	5,728
Capital contribution – stock-based compensation	—	—	—	—	386	—	—	386
Stock-based compensation	—	—	—	—	12,895	—	—	12,895
Foreign currency translation adjustments	—	—	—	—	—	(206)	—	(206)
Net loss	—	—	—	—	—	—	(97,246)	(97,246)
Balance at September 30, 2026	10,000	$—	206,785,540	$20	$2,652,005	$519	$(1,995,599)	$656,945

	Series A preferred stock		Common stock		Additional paid-in capital	Accumulated other comprehensive income (loss)	Accumulated deficit	Total stockholders’ equity
	Shares	Amount	Shares	Amount
Balance at March 31, 2025	10,000	$—	170,111,593	$16	$1,945,495	$1,459	$(1,239,523)	$707,447
Stock options exercised and restricted stock units vested and settled	—	—	957,583	—	2,918	—	—	2,918
Capital contribution – stock-based compensation	—	—	—	—	115	—	—	115
Stock-based compensation	—	—	—	—	18,395	—	—	18,395
Foreign currency translation adjustments	—	—	—	—	—	278	—	278
Net loss	—	—	—	—	—	—	(120,613)	(120,613)
Balance at June 30, 2025	10,000	$—	171,069,176	$16	$1,966,923	$1,737	$(1,360,136)	$608,540
Stock options exercised and restricted stock units vested and settled	—	—	3,463,534	1	24,595	—	—	24,596
Capital contribution – stock-based compensation	—	—	—	—	172	—	—	172
Stock-based compensation	—	—	—	—	13,186	—	—	13,186
Foreign currency translation adjustments	—	—	—	—	—	(287)	—	(287)
Net loss	—	—	—	—	—	—	(126,502)	(126,502)
Balance at September 30, 2025	10,000	$—	174,532,710	$17	$2,004,876	$1,450	$(1,486,638)	$519,705

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IMMUNOVANT, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities
Net loss	$(250,470)	$(247,115)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock-based compensation	27,055	31,868
Depreciation on property and equipment	181	212
Non-cash lease expense	54	48
Changes in operating assets and liabilities:
Accounts receivable	994	104
Prepaid expenses and other current assets	7,934	1,662
Other assets	7,039	(1,194)
Accounts payable	(754)	(10,466)
Accrued expenses and other current liabilities	347	4,955
Net cash used in operating activities	(207,620)	(219,926)
Cash flows from financing activities
Proceeds from stock options exercised	27,979	27,513
Net cash provided by financing activities	27,979	27,513
Effect of exchange rate changes on cash and cash equivalents	(195)	312
Net change in cash and cash equivalents	(179,836)	(192,101)
Cash and cash equivalents – beginning of period	902,110	713,971
Cash and cash equivalents – end of period	$722,274	$521,870
Supplemental disclosure of cash paid:
Income taxes	$177	$801

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

[B] Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2026, the Company’s cash and cash equivalents totaled $722.3 million and its accumulated deficit was $1,995.6 million.

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

In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary for the fair statement of results for the interim periods. The results for the three and six months ended September 30, 2026 are not necessarily indicative of those expected for the year ending March 31, 2027 or for any future period. The condensed consolidated balance sheet as of March 31, 2026 included herein was derived from the audited consolidated financial statements as of that date. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in the Company’s Annual Report on Form 10-K filed with the SEC on May 20, 2026.

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

Additionally, the Company assessed the impact of macroeconomic and geopolitical factors on its operations and financial results as of September 30, 2026 and through the issuance of these unaudited condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact that these uncertainties may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

[D] Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. As of September 30, 2026, the cash and cash equivalents balance is kept in banking institutions that the Company believes are of high credit quality and are in excess of federally insured levels. The Company maintains its cash and cash equivalents with accredited financial institutions and accordingly, such funds are subject to minimal credit risk. The Company has not experienced any losses on its cash and cash equivalents.

[E] Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturities of three months or less from the date of purchase to be cash equivalents. At September 30, 2026 and March 31, 2026, cash and cash equivalents included $697.0 million and $877.8 million, respectively, of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies that are classified within Level 1 of the fair value hierarchy because they are valued using quoted market prices.

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

The following potentially dilutive securities, presented based on amounts outstanding at period end, have been excluded from the calculation of diluted net loss per share due to their anti-dilutive effect:

	Six Months Ended September 30,
	2026	2025
Preferred stock as converted	10,000	10,000
Stock options	7,937,123	12,892,136
Restricted stock units	3,706,417	4,309,560
Capped value appreciation rights	69,045	—
Total	11,722,585	17,211,696

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

•Up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of September 30, 2026) upon the achievement of certain regulatory and sales milestones; and

•Tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions, on a product-by-product and country-by-country basis, until the later of (1) expiration of patent and regulatory exclusivity or (2) the 11th anniversary of the first commercial sale of such product in such country.

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

Note 4 — Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following (in thousands):

	September 30, 2026	March 31, 2026
Research and development expenses	$45,004	$33,860
Contractual costs related to batoclimab program discontinuation	42,482	42,482
Accrued bonuses	7,342	16,767
Legal and other professional fees	1,255	1,342
Other expenses	1,152	2,430
Total accrued expenses and other current liabilities	$97,235	$96,881
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

For the three and six months ended September 30, 2026, expenses recorded by the Company under the Services Agreements were $0.3 million and $0.6 million, respectively, and are included in the accompanying unaudited condensed consolidated statements of operations. For the three months ended September 30, 2025, expenses recorded by the Company under the Services Agreements were de minimis. For the six months ended September 30, 2025, the Company recorded $0.8 million under the Services Agreements.

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

Note 6 — Income Taxes

The Company’s effective tax rates were 0.00% for the three and six months ended September 30, 2026 and (0.47)% and (0.61)% for the three and six months ended September 30, 2025, respectively. The Company’s effective rate is primarily driven by its jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 7 — Stockholders’ Equity

Series A Preferred Stock

As of September 30, 2026, 10,000 shares of Series A preferred stock, par value $0.0001 per share, were outstanding and held by RSL.

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

Preferred Stock

As of September 30, 2026, the Company has authorized 10,010,000 shares of preferred stock, par value $0.0001 per share. Other than the 10,000 shares of preferred stock designated as Series A preferred stock, which are issued and outstanding, there were no issued and outstanding shares of preferred stock as of September 30, 2026.

Common Stock

As of September 30, 2026, the Company has authorized 500,000,000 shares of common stock, par value $0.0001 per share, and has 206,785,540 shares of common stock issued and outstanding.

The Company has reserved the following shares of common stock for issuance:

	September 30, 2026	March 31, 2026
Conversion of Series A preferred stock	10,000	10,000
Stock options outstanding	7,949,551	9,996,503
Restricted stock units outstanding	4,605,516	4,254,184
Capped value appreciation rights outstanding	69,045	136,574
Equity awards available for future grants	6,754,269	7,822,985
Total	19,388,381	22,220,246

The reserved shares underlying stock options above include 12,428 stock options that were exercised but were not settled as of September 30, 2026. The reserved shares underlying restricted stock units above include 899,099 restricted stock units that vested but were not settled as of September 30, 2026. In addition, the Company has reserved 5,000,000 shares of its common stock that may be issued under its 2023 Inducement Plan as of September 30, 2026.

Note 8 — Stock-Based Compensation

2019 Equity Incentive Plan

In December 2019, the Company’s stockholders approved the 2019 Equity Incentive Plan (the “2019 Plan”) and reserved 5,500,000 shares of common stock for issuance thereunder. The maximum number of shares of common stock that may be issued pursuant to the exercise of incentive options under the 2019 Plan is 16,500,000. The number of shares of common stock reserved for issuance under the 2019 Plan will automatically increase on April 1 of each year, continuing through April 1, 2029, by 4.0% of the total number of shares of common stock outstanding on the last day of the preceding month, or a lesser number of shares as may be determined by the Company’s board of directors on or prior to March 31 of such year. Prior to March 31, 2026, the Company’s board of directors did not approve the automatic increase to the 2019 Plan pool that was scheduled to occur on April 1, 2026 pursuant to the evergreen provision of the 2019 Plan. As of September 30, 2026, options to purchase 7,034,308 shares of common stock and RSUs with respect to 3,706,417 shares of common stock were outstanding under the 2019 Plan and 6,754,269 shares of common stock remained available for future grant under the 2019 Plan.

2018 Equity Incentive Plan

As of the effective date of the 2019 Plan, no further stock awards have been or will be made under the 2018 Equity Incentive Plan (the “2018 Plan”). As of September 30, 2026, options to purchase 902,815 shares of common stock were outstanding under the 2018 Plan.

2023 Inducement Plan

On February 1, 2023, the Company’s board of directors approved the adoption of the 2023 Inducement Plan (the “Inducement Plan”), which is to be used exclusively for grants of awards to individuals who were not previously employees or directors of the Company (or following a bona fide period of non-employment) as a material inducement to such individuals’ entry into employment with the Company, pursuant to Nasdaq Listing Rule 5635(c)(4). The Company has reserved 5,000,000 shares of its common stock that may be issued under the Inducement Plan. The terms and conditions of the Inducement Plan are substantially similar to those of the 2019 Plan. As of September 30, 2026, no awards have been granted under the Inducement Plan.

Stock Option Activity

A summary of the stock option activity under the Company’s equity incentive plans is as follows:

	Number of Stock Options	Weighted- Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value (in thousands)
Balance - March 31, 2026	9,993,443	$15.22	6.10	$104,098
Granted	1,132,854	$26.06
Exercised	(1,981,359)	$14.24
Forfeited	(1,185,984)	$18.95
Expired	(21,831)	$32.65
Balance - September 30, 2026	7,937,123	$16.41	7.17	$138,946
Exercisable - September 30, 2026	4,395,172	$13.23	5.85	$90,713

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model applying the weighted-average assumptions in the following table:

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Risk-free interest rate	4.58%	4.06%	4.08%	4.00%
Expected term, in years	6.11	6.11	6.02	6.08
Expected volatility	72.85%	77.42%	75.23%	78.13%
Expected dividend yield	—%	—%	—%	—%

Restricted Stock Unit Awards

A summary of the RSU activity under the Company’s equity incentive plans is as follows:

	Number of RSUs	Weighted- Average Grant- Date Fair Value
Nonvested as of March 31, 2026	3,485,074	$18.67
Issued	2,488,318	$25.86
Vested	(950,514)	$17.38
Forfeited	(1,316,461)	$20.58
Nonvested as of September 30, 2026	3,706,417	$23.15

Performance Restricted Stock Units

A summary of the PSU activity under the Company’s equity incentive plans is as follows:

	Number of PSUs	Weighted- Average Grant Date Fair Value
Nonvested as of March 31, 2026	390,000	$15.23
Forfeited	(160,000)	$15.23
Nonvested as of September 30, 2026	230,000	$15.23

As of September 30, 2026, the Company had 230,000 PSUs outstanding. The vesting of these PSUs requires that certain performance conditions be achieved during the performance period. The achievement of the performance conditions of these PSUs, which were valued at $3.5 million at the date of grant, was determined to not be probable and therefore no expense was recorded for the three and six months ended September 30, 2026.

Stock-based Compensation Expense

For the three and six months ended September 30, 2026 and 2025, stock-based compensation expense under the Company’s equity incentive plans was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Research and development expenses	$6,507	$7,706	$13,699	$15,571
General and administrative expenses	6,388	5,480	12,730	16,010
Total stock-based compensation	$12,895	$13,186	$26,429	$31,581

As of September 30, 2026, total unrecognized compensation expense related to nonvested stock options and RSUs was $45.8 million and $75.3 million, respectively, which is expected to be recognized over the remaining weighted-average service period of 2.57 years and 2.83 years, respectively.

Stock-based Compensation Allocated to the Company by RSL

In relation to RSL RSUs and stock options issued by RSL to employees of the Company, stock-based compensation expense was $0.4 million and $0.6 million for the three and six months ended September 30, 2026, respectively. These RSUs and stock options are scheduled to vest over a period of four years. For the three and six months ended September 30, 2025, stock-based compensation expense recorded by the Company related to RSL RSUs was $0.2 million and $0.3 million, respectively. As of September 30, 2026, the amount of unrecognized compensation expense related to unvested RSL RSUs and stock options was $3.0 million.

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

The Company’s significant segment expenses are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Therapeutic area-specific research and development:
Endocrine diseases	$22,461	$24,895	$65,346	$44,224
Neurological diseases	18,274	23,087	43,729	44,024
Rheumatology diseases	9,864	13,611	32,204	21,820
Dermatology diseases	648	7,952	8,190	13,097
Other clinical and nonclinical	268	319	2,877	2,711
Other unallocated research and development	9,403	11,747	17,706	22,432
Personnel-related research and development (1)	24,093	32,638	57,590	67,141
Personnel-related general and administrative (2)	11,675	11,387	23,791	29,218
Other general and administrative (3)	7,469	6,126	13,045	14,319
Interest income, net	(6,897)	(5,604)	(13,992)	(11,941)
Other segment items (4)	(12)	344	(16)	70
Net loss	$97,246	$126,502	$250,470	$247,115
___________
(1)Includes stock-based compensation expense of $6,552 and $13,806 for the three and six months ended September 30, 2026, respectively and $7,706 and $15,571 for the three and six months ended September 30, 2025, respectively.
(2)Includes stock-based compensation expense of $6,729 and $13,249 for the three and six months ended September 30, 2026, respectively and $5,652 and $16,297 for the three and six months ended September 30, 2025, respectively.
(3)Other general and administrative expenses primarily include legal and other professional fees, information technology costs and investments in pre-commercial activities.
(4)Other segment items include other income, net and provision for income taxes.

Note 10 — Commitments and Contingencies

Litigation

The Company may be subject to various lawsuits, claims and other legal matters from time to time that arise in the ordinary course of conducting business. The Company records a liability when a particular contingency is probable and estimable. As of September 30, 2026, the Company was not party to any material legal proceedings and thus no contingent liabilities were recorded.

Stockholder Derivative Lawsuit

In September 2026, the Company was named as a nominal defendant in a purported stockholder derivative action filed in the Court of Chancery of the State of Delaware. The complaint asserts claims against RSL, the Company’s controlling stockholder, and certain of the Company’s current and former directors for breaches of fiduciary duty relating to the Company’s private placement transaction completed in January 2025 with RSL and certain institutional accredited investors. The stockholder seeks unspecified damages and costs on behalf of the Company. The defendants believe the claims are without merit and intend to vigorously defend against them. The litigation is at an early stage, and the Company cannot reasonably predict its outcome or estimate any potential loss or range of loss.

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

In April 2026, the Company entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of September 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.

As of September 30, 2026, the Company did not have any other ongoing material contractual obligations for which cash flows were fixed and determinable.

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

Consistent observations across the class in eight indications in Phase 2 and 3 trials with FcRn inhibitors have provided evidence that deeper IgG reductions correlated with improvements in clinical outcomes. This has also been validated with Immunovant’s own Phase 2 and 3 studies evaluating its first-generation anti-FcRn antibody, batoclimab, in Graves’ disease (“GD”), myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”) which showed that IgG reductions of greater than or equal to 70% led to meaningfully better outcomes compared to reductions below 70% across a range of clinical measures.

In a Phase 1 clinical trial, healthy adults dosed with IMVT-1402 showed deep, dose-dependent IgG reductions. We expect to be able to reach up to 80% IgG reductions with continued weekly dosing of 600 mg of IMVT-1402, offering deeper IgG reductions than observed with other competitor anti-FcRn programs, therefore representing a potential best-in-class opportunity. In the Phase 1 clinical trial, across all evaluated doses, IMVT-1402 demonstrated no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels, which are off-target effects observed in some anti-FcRn antibodies, including batoclimab. We believe IMVT-1402’s profile has the potential to offer best-in-class efficacy, in addition to its potentially favorable safety profile and convenient administration with a simple self-administered auto-injector expected at launch.

We are currently progressing a broad set of programs for IMVT-1402, with ongoing studies in GD, difficult-to-treat rheumatoid arthritis (“D2T RA”), MG, and CIDP. Our primary focus is to execute these indications first, with plans to assess new indications for IMVT-1402 in the future. All studies evaluating IMVT-1402 are being conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized for multiple approved products.

In November 2026, we reported positive top-line results from the randomized withdrawal period (Period 2) of our potentially registrational trial in D2T RA, in which IMVT-1402 600 mg arm met the primary endpoint, with 92.5% of participants maintaining ACR20 response at Week 28 compared to 75.6% on placebo (p=0.0139). The IMVT-1402 300 mg arm did not demonstrate a statistically significant difference from placebo, with 75.0% maintaining an ACR20 response at Week 28 (p=0.9426). Previously in May 2026, we reported positive preliminary open-label Week 16 (Period 1) results from this trial, in which IMVT-1402 600 mg showed response rates of 72.7% ACR20, 54.5% ACR50, and 35.8% ACR70 (each as defined below) in a heavily pretreated patient population. These results are described further under “Recent Developments in Our Clinical Programs” below.

We previously initiated a proof-of-concept study evaluating IMVT-1402 for the treatment of cutaneous lupus erythematosus (“CLE”). In September 2026, we disclosed that the study did not achieve statistical significance on its primary endpoint, and accordingly, we discontinued further development of IMVT-1402 in CLE. More information about the trial is described further under “Recent Developments in Our Clinical Programs” below.

IMVT-1402 and our prior product candidate, batoclimab, for which we discontinued development in April 2026, are fully human monoclonal antibodies that target FcRn. These antibodies are the result of a multi-step, multi-year research program conducted in collaboration with HanAll to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that has been shown to deliver better efficacy at the high dose and similar efficacy at the low dose compared to standard FcRn inhibition by competitors.

Recent Developments in Our Clinical Programs

Endocrine Diseases

IMVT-1402 Trials in GD

In December 2024 and June 2025, we initiated two potentially registrational trials (NCT06727604 and NCT07018323, respectively) evaluating IMVT-1402 in adults with GD. We expect to report top-line results from these trials in calendar year 2027.

Rheumatology Diseases

IMVT-1402 Trial in D2T RA

In December 2024, we initiated a potentially registrational, multicenter, randomized withdrawal trial (NCT06754462) evaluating IMVT-1402 in adults with anti-citrullinated protein autoantibody (“ACPA”) positive D2T RA who have had an inadequate response to two or more prior mechanisms of advanced therapy, including biologic and targeted synthetic disease-modifying antirheumatic drugs (DMARDs).

The trial enrolled a total of 170 participants in Period 1. At the completion of Period 1, 165 of the 170 enrolled patients were evaluable for ACR20 response to determine eligibility to continue to Period 2 and the primary efficacy analysis for the study. The enrollment inclusion criteria resulted in a heavily pretreated population: 86.7% (143/165) had failed two prior mechanisms of advanced therapies (i.e., biologic or targeted synthetic DMARDs), and the mean time from disease diagnosis was 12.8 years. Baseline disease activity was high, with a mean of 24.2 tender joints, 16.7 swollen joints, and DAS28-CRP score of 6.1. In Period 1, participants received open-label IMVT-1402 600 mg subcutaneously (SC) once weekly (QW) for 16 weeks.

As previously reported in May 2026, the ACR20, ACR50, and ACR70 response rates observed were 72.7%, 54.5%, and 35.8%, respectively among the 165 participants who were evaluable for ACR20 response; participants who discontinued prior to Week 16 were imputed as non-responders. Among the subset of participants who had failed at least a JAK inhibitor and an anti-TNF inhibitor (N=107), the ACR20, ACR50, and ACR70 response rates observed at Week 16 were 72.0%, 53.3%, and 37.4%, respectively. ACR20 response is defined as a ≥ 20% improvement from baseline in tender joint count and swollen joint count and a ≥ 20% improvement from baseline in at least 3 of 5 additional clinical parameters. ACR50 and ACR70 responses are defined in the same manner, using thresholds of 50% and 70% improvement, respectively.

Period 1 was conducted in an open-label setting, and joint assessments were performed throughout the entire study by independent assessors blinded to treatment status to control for the potential for assessor bias in the response measures. Study participants meeting the criteria for an ACR20 response at Weeks 14 and 16 were eligible to advance to Period 2 of the trial, in which the primary endpoint was assessed at Week 28.

A total of 118 participants were randomized in Period 2 to IMVT-1402 600 mg SC QW (n=40), IMVT-1402 300 mg SC QW (n=36) or placebo SC QW (n=41) (one participant in the 300mg arm having been excluded due to protocol non-compliance). Baseline characteristics were generally well balanced across the arms. The primary endpoint measured the proportion of participants who maintained an ACR20 response at Week 28.

In November 2026, we reported top-line results from Period 2. The IMVT-1402 600 mg arm (n=40) met the primary endpoint, with 92.5% of participants maintaining ACR20 response at Week 28, compared to 75.6% on placebo (n=41) (p=0.0139). Participants randomized to IMVT-1402 300 mg (n=36) did not show a difference from placebo, with 75.0% maintaining an ACR20 response at Week 28 (p=0.9426). In a post hoc analysis, among participants who had failed at least a JAK inhibitor and an anti-TNF inhibitor, ACR20 response rates maintained at Week 28 were 92.0% for 600 mg (n=25) and 74.1% for placebo (n=27). This subgroup analysis was not powered or tested for statistical significance.

In exploratory analyses, ACR50 and ACR70 response rates were observed to increase from baseline to Week 28 in the 600 mg SC QW treatment arm (n=40). The ACR50 response rates at Week 28 were 80.0% for 600 mg and 56.1% for placebo (nominal p=0.0117). The ACR70 response rates were 52.5% and 36.6%, respectively (nominal p=0.1674). The trial was not powered to detect differences in ACR50 or ACR70.

For each of two secondary endpoints, the least squares mean change from Period 2 baseline to Week 28 demonstrated numerical trends favoring IMVT-1402 600mg in Clinical Disease Activity Index (CDAI) and Simplified Disease Activity Index (SDAI) scores but did not reach statistical significance. Least squares mean CDAI changes (a decrease indicates improvement) were -0.3 for IMVT-1402 600 mg and +3.1 for placebo (p=0.1096), and least squares mean SDAI changes (a decrease indicates improvement) were +0.1 for IMVT-1402 600 mg and +3.5 for placebo (p=0.1299).

IMVT-1402 was observed to be well-tolerated in both Periods 1 and 2, and no new drug-related safety signals were identified. In Period 2, no serious adverse events, Grade 3 or higher treatment-emergent adverse events, or adverse events leading to treatment discontinuation were reported in any arm. We plan to hold an End of Phase 2 meeting with the FDA by the end of calendar year 2026 to discuss the path forward, including a second potentially registrational trial in D2T RA.

IMVT-1402 Trial in Sjögren’s disease (“SjD”)

In June 2025, we initiated a potentially registrational trial (NCT06979531) evaluating IMVT-1402 in SjD. In light of the evolving SjD landscape and recent data in the field, we expect it is unlikely that we will advance IMVT-1402 further in SjD beyond the ongoing, fully enrolled Phase 2 trial.

Dermatology Diseases

IMVT-1402 Proof-of-Concept Trial in CLE

In February 2025, we initiated a proof-of-concept trial (NCT06980805) evaluating IMVT-1402 for the treatment of CLE. The study enrolled a total of 57 participants. Study participants were randomized 1:1 to IMVT-1402 or placebo for a 12-week treatment period. The primary endpoint was the percent change from baseline in Cutaneous Lupus Erythematosus Disease Area and Severity Index Activity (CLASI-A) score at Week 12 (Period 1). In September 2026, we announced that the study did not achieve statistical significance on the primary endpoint. IMVT-1402 was observed to be well-tolerated in this study, and no new drug-related safety signals were identified. Based on the results from Period 1, the study and further development of IMVT-1402 in CLE were discontinued to allow resources to be directed to the other development programs.

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

Research and development activities will continue to be central to our business model. We expect to incur research and development expenses with respect to our IMVT-1402 development activities and we have ongoing clinical trials evaluating IMVT-1402 in GD, D2T RA, MG, CIDP and SjD. We expect to continue to incur research and development expenses over the next several years as we execute IMVT-1402 trials, manufacture IMVT-1402 and prepare to seek regulatory approval. It is not possible to determine with certainty the duration and completion costs of any clinical trial we may conduct.

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

We anticipate that our general and administrative expenses will continue to support our ongoing research and development activities. These expenses will likely include patent-related costs, including legal and professional fees for filing, prosecution and maintenance of patents and patent applications claiming our product candidates and fees to outside consultants for professional services. In addition, if IMVT-1402 or any other product candidate obtains regulatory approval, we expect that we would incur significant additional expenses associated with market research and pre-commercial activities and building commercial teams.

Results of Operations for the Three Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$85,011	$114,249	$(29,238)
General and administrative	19,144	17,513	1,631
Total operating expenses	104,155	131,762	(27,607)
Interest income, net	(6,897)	(5,604)	(1,293)
Other income, net	(12)	(250)	238
Loss before provision for income taxes	(97,246)	(125,908)	28,662
Provision for income taxes	—	594	(594)
Net loss	$(97,246)	$(126,502)	$29,256

Research and Development Expenses for the Three Months Ended September 30, 2026 and 2025

The following table summarizes the period-over-period changes in research and development expenses for the three months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,
	2026	2025	Change
Therapeutic area-specific costs:
Endocrine diseases	$22,461	$24,895	$(2,434)
Neurological diseases	18,274	23,087	(4,813)
Rheumatology diseases	9,864	13,611	(3,747)
Dermatology diseases	648	7,952	(7,304)
Other clinical and nonclinical	268	319	(51)
Total therapeutic area-specific costs	51,515	69,864	(18,349)
Unallocated costs:
Personnel-related expenses including stock-based compensation	24,093	32,638	(8,545)
Other	9,403	11,747	(2,344)
Total research and development expenses	$85,011	$114,249	$(29,238)

For the three months ended September 30, 2026, research and development expenses decreased $29.2 million as compared with the prior-year period.

For the three months ended September 30, 2026, therapeutic area-specific research and development costs, including contract manufacturing costs, decreased $18.3 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and thyroid eye disease (“TED”), decreased $2.4 million. This decrease was primarily due to lower costs related to the timing of IMVT-1402 contract manufacturing costs and the wind-down of our batoclimab clinical trials, partially offset by higher costs related to our ongoing clinical trials of IMVT-1402 in GD. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $4.8 million, primarily due to lower costs related to the wind-down of our batoclimab clinical trials. Research and development costs related to rheumatology diseases decreased $3.7 million, primarily due to lower costs related to the timing of IMVT-1402 contract manufacturing costs and lower expenses incurred with our ongoing clinical trials of IMVT-1402 in D2T RA and SjD. Research and development costs related to dermatology diseases decreased $7.3 million, reflecting lower costs related to the timing of IMVT-1402 contract manufacturing costs and lower expenses incurred with our proof-of-concept trial of IMVT-1402 in CLE, for which we have recently discontinued further development.

For the three months ended September 30, 2026, unallocated research and development costs decreased $10.9 million as compared with the prior-year period. This decrease primarily reflected lower personnel-related expenses of $8.5 million aligned with a decrease in headcount, as well as lower costs that were not allocated to specific therapeutic areas of $2.3 million resulting from the Company’s focus on the development of IMVT-1402 in the therapeutic areas discussed above.

General and Administrative Expenses for the Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, general and administrative expenses increased $1.6 million as compared with the prior-year period, primarily reflecting higher investments in pre-commercial activities.

Interest Income, net for the Three Months Ended September 30, 2026 and 2025

For the three months ended September 30, 2026, interest income increased $1.3 million as compared with the prior-year period, primarily reflecting higher average money market fund balances, partially offset by lower average interest rates.

Results of Operations for the Six Months Ended September 30, 2026 and 2025

The following table sets forth our results of operations for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,
	2026	2025	Change
Operating expenses:
Research and development	$227,642	$215,449	$12,193
General and administrative	36,836	43,537	(6,701)
Total operating expenses	264,478	258,986	5,492
Interest income, net	(13,992)	(11,941)	(2,051)
Other income, net	(16)	(1,437)	1,421
Loss before provision for income taxes	(250,470)	(245,608)	(4,862)
Provision for income taxes	—	1,507	(1,507)
Net loss	$(250,470)	$(247,115)	$(3,355)
Research and Development Expenses for the Six Months Ended September 30, 2026 and 2025

The following table summarizes the period-over-period changes in research and development expenses for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,
	2026	2025	Change
Therapeutic area-specific costs:
Endocrine diseases	$65,346	$44,224	$21,122
Neurological diseases	43,729	44,024	(295)
Rheumatology diseases	32,204	21,820	10,384
Dermatology diseases	8,190	13,097	(4,907)
Other clinical and nonclinical	2,877	2,711	166
Total therapeutic area-specific costs	152,346	125,876	26,470
Unallocated costs:
Personnel-related expenses including stock-based compensation	57,590	67,141	(9,551)
Other	17,706	22,432	(4,726)
Total research and development expenses	$227,642	$215,449	$12,193

For the six months ended September 30, 2026, research and development expenses increased $12.2 million as compared with the prior-year period.

For the six months ended September 30, 2026, therapeutic area-specific research and development costs, including contract manufacturing costs, increased $26.5 million as compared with the prior-year period. Research and development costs related to endocrine diseases, which include GD and TED, increased $21.1 million. This increase was primarily due to our ongoing clinical trials of IMVT-1402 in GD, partially offset by lower costs related to the wind-down of our batoclimab clinical trials. Research and development costs related to neurological diseases, which include MG and CIDP, decreased $0.3 million, reflecting lower costs related to the wind-down of our batoclimab clinical trials, mostly offset by higher expenses incurred from our ongoing clinical trials of IMVT-1402. Research and development costs related to rheumatology diseases increased $10.4 million, reflecting higher expenses incurred with our ongoing clinical trials of IMVT-1402 in D2T RA and SjD. Research and development costs related to dermatology diseases decreased $4.9 million, reflecting lower overall expenses incurred with our proof-of-concept trial of IMVT-1402 in CLE, for which we have discontinued further development.

For the six months ended September 30, 2026, unallocated research and development costs decreased $14.3 million as compared with the prior-year period. This decrease primarily reflected lower personnel-related expenses of $9.6 million aligned with a decrease in headcount, as well as lower costs that were not allocated to specific therapeutic areas of $4.7 million resulting from the Company’s focus on the development of IMVT-1402 in the therapeutic areas discussed above.

General and Administrative Expenses for the Six Months Ended September 30, 2026 and 2025

For the six months ended September 30, 2026, general and administrative expenses decreased $6.7 million as compared with the prior-year period, primarily reflecting lower personnel-related expenses, driven by a one-time stock-based compensation charge in the prior-year period related to the retirement of our former chief executive officer, as well as lower professional fees, partially offset by higher investments in pre-commercial activities.

Interest Income, net for the Six Months Ended September 30, 2026 and 2025

For the six months ended September 30, 2026, interest income increased $2.1 million as compared with the prior-year period, primarily reflecting higher average money market fund balances, partially offset by lower average interest rates.

Liquidity and Capital Resources

Sources of Liquidity

We had cash and cash equivalents of $722.3 million and $902.1 million as of September 30, 2026 and March 31, 2026, respectively. For the three months ended September 30, 2026 and 2025, we had net losses of $97.2 million and $126.5 million, respectively and for the six months ended September 30, 2026 and 2025, we had net losses of $250.5 million and $247.1 million, respectively. We expect to continue to incur significant expenses at least for the next several years. We have never generated any revenue and we do not expect to generate product revenue unless and until we successfully complete development and obtain regulatory approval for IMVT-1402 or any future product candidate.

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

We have a sales agreement with Leerink Partners LLC (“Leerink Partners”), as sales agent, pursuant to which we may offer and sell, from time to time, shares of our common stock (the “ATM Shares”), subject to certain conditions as specified in the sales agreement. We agreed to pay Leerink Partners up to 3% of the gross proceeds from each sale of ATM Shares sold through the sales agreement. The ATM Shares would be sold at prevailing market prices at the time of the sale and, as a result, prices may vary. The ATM Shares to be sold under the sales agreement, if any, would be issued and sold pursuant to an automatic shelf registration statement on Form S-3, along with a prospectus supplement relating to the offer and sale of up to $150.0 million of ATM Shares pursuant to the sales agreement. We have not issued or sold any ATM Shares pursuant to the ATM offering program.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2026 and 2025 (in thousands):

	Six Months Ended September 30,
	2026	2025
Net cash used in operating activities	$(207,620)	$(219,926)
Net cash provided by financing activities	27,979	27,513

Operating Activities

For the six months ended September 30, 2026, $207.6 million of cash was used in operating activities, primarily reflecting a net loss from operations for the period of $250.5 million, partially offset by non-cash charges of $27.3 million and a net change in operating assets and liabilities of $15.6 million. The non-cash charges consisted mainly of stock-based compensation of $27.1 million, reflecting the lower headcount and related incentive equity awards as compared with the prior year. The change in operating assets and liabilities primarily reflected lower prepaid and other current assets of $7.9 million, primarily reflecting the timing of payments and services related to our ongoing clinical trials, and a decrease in other assets of $7.0 million driven by the amortization of prepaid expenses related to certain contract manufacturing activities.

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

Financing Activities

For the six months ended September 30, 2026 and 2025, cash provided by financing activities consisted of proceeds from the exercise of stock options.

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

Our short-term and long-term material cash requirements as of September 30, 2026 primarily consisted of those related to our clinical trials and clinical development activities, which we expect to fund primarily with our existing cash balance. Our most significant cash requirements are described below:

Commitments

As of September 30, 2026, we have non-cancelable contractual costs accrued as a result of the discontinuation of batoclimab of $42.5 million, which were recognized as research and development expenses in prior fiscal years.

We enter into agreements with vendors in the ordinary course of business that include unconditional purchase obligations for manufacturing and other services. In April 2026, we entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of September 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.

HanAll Agreement

Potential future payments due under the HanAll Agreement are contingent upon future events. As of September 30, 2026, the aggregate maximum amount of milestone payments we could be required to make under the HanAll Agreement is $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of September 30, 2026) upon the achievement of certain regulatory and sales milestone events. We have commenced discussions with HanAll regarding the future disposition of batoclimab, including the potential return to HanAll of certain rights for batoclimab, which could impact the aggregate amount (if any) of potential future payments under the HanAll Agreement. In April 2026, we notified HanAll of our decision to indefinitely delay further development of batoclimab and focus our resources fully on IMVT-1402. For additional considerations regarding associated risks, see Part I, Item 2—Our Key Agreements of this Quarterly Report on Form 10-Q.

Outlook

We currently expect that our existing cash and cash equivalents as of September 30, 2026 of $722.3 million will be sufficient to fund our operating expenses and capital expenditure requirements, based on our current operating plan, to the potential commercial launch of IMVT-1402 in GD.

Following positive results from our D2T RA trial and continued strong execution across our pipeline, we are evaluating potential expansions of our development plans, including additional investment in late-stage development. Any such expansion is not reflected in our current operating plan, and we expect to provide updated cash runway guidance if and as we finalize these plans.

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

We define our critical accounting estimates as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three and six months ended September 30, 2026, there were no material changes to our critical accounting estimates from those disclosed in the audited consolidated financial statements for the year ended March 31, 2026 included in our Annual Report.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

As of September 30, 2026, we had cash and cash equivalents of $722.3 million, all of which are maintained in accredited financial institutions. Our cash equivalents consist of money market funds invested in high-quality, short-term securities that are issued and guaranteed by the U.S. government and its agencies. Our primary exposure to market risk is interest income volatility, which is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our financial condition or consolidated financial statements.

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

Effects of Inflation

Inflation generally affects us by increasing our research and development and contract manufacturing costs. We do not believe that inflation had a material effect on our business, financial condition or consolidated financial statements as of September 30, 2026.

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

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026, at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Our business involves a high degree of risk. You should carefully consider the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report filed with the SEC on May 20, 2026, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report. We cannot assure you that any of the events discussed in these risk factors will not occur. These risks could have a material and adverse impact on our business, results of operations, financial condition and cash flows and, if so, our future prospects would likely be materially and adversely affected. If any of such events were to happen, the trading price of shares of our common stock could decline, and you could lose all or part of your investment. During the quarter ended September 30, 2026, there have been no material changes to the risk factors previously disclosed in our Annual Report and Part II, Item 1A (Risk Factors) of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2026 filed with the SEC on August 6, 2026.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Departure of Chief Technology Officer

On November 4, 2026, Jay Stout, a current named executive officer of the Company, notified the Company of his intention to retire from his position as Chief Technology Officer of the Company, effective on or around December 4, 2026. Dr. Stout’s decision was not the result of any disagreement with us on any matter relating to the Company’s operations, policies, or practices. The Company anticipates entering into a Separation Agreement with Dr. Stout that will include a standard release of claims in favor of the Company and include terms for certain consulting services to be provided by Dr. Stout to the Company to support the transition of his responsibilities.

Insider Trading Arrangements

During the three months ended September 30, 2026, none of our directors or Section 16 reporting officers adopted, modified or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408 of the SEC’s Regulation S-K) except as disclosed below.

Name and Title	Action	Date	Duration of Trading Arrangement	Rule 10b5-1 Trading Arrangement (Y/N)(1)	Number of Shares of Common Stock to be Sold
Christopher Van Tuyl, Chief Legal Officer	Adoption	August 21, 2026	December 17, 2026 – August 20, 2027	Y	34,408
Tiago Girao, Chief Financial Officer	Adoption	August 21, 2026	November 20, 2026 – December 31, 2027	Y	100,000
_____________________________________________
(1) Contract, instruction, or written plan to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Chief Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Extension Schema with Embedded Linkbase Documents
104*	Cover Page Interactive Data (embedded within the Inline XBRL document)

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

Immunovant, Inc.

Date: November 9, 2026	By:	/s/ Eric Venker, M.D., Pharm.D.
Eric Venker, M.D., Pharm.D.
Chief Executive Officer

	By:	/s/ Tiago Girao
Tiago Girao
Chief Financial Officer